Form 10-Q
period 1997-06-30
O A K FINANCIAL CORP
filed 1997-08-14
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-22461

                          O.A.K. FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                      38-2817345
    State of other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     2445 84th Street, S.W., Byron Center, Michigan             49315
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (616) 878-1591

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No


The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,006,174 shares of the Company's Common Stock ($1 par value) were outstanding as of July 31, 1997.

                                      INDEX
                                                                            Page
                                                                          Number

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                           3
                  Notes to Consolidated Financial Statements                  7

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8

Part II.          Other Information

                  Item 6.
                  Exhibits and Reports on Form 8-K                           15



Signatures                                                                   16

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED BALANCE SHEETS
AND SUBSIDIARY
-------------------------------------------------------------------------------

                                  ASSETS
                                                                                       June 30,           December 31,
                                                                                        1997                 1996
                                                                                     (Unaudited)
Cash and due from banks ...................................................      $    6,313,114       $    6,399,085
Federal funds sold.........................................................                   0              400,000
                                                                                   ------------              -------
Cash and cash equivalents..................................................           6,313,114            6,799,085

Available-for-sale securities at fair value - amortized cost of
   $58,226,104 - 1997 and $57,703,349 - 1996...............................          58,510,750           58,071,403
Loans receivable, net......................................................         153,949,170          142,693,370
Loans held for sale........................................................             196,366            1,933,000
Accrued interest receivable................................................           1,504,986            1,453,398
Premises and equipment, net................................................           4,573,454            4,653,473
Other assets...............................................................           2,895,073            1,922,801
                                                                                      ---------            ---------
Total assets...............................................................       $ 227,942,913        $ 217,526,530
                                                                                  =============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing...........................................................      $  154,792,437       $  146,442,392
Noninterest bearing........................................................          22,410,808           23,778,515
                                                                                     ----------           ----------
Total deposits.............................................................         177,203,245          170,220,907

Borrowed funds.............................................................           4,500,000            2,800,000
Securities sold under agreements to repurchase.............................           8,485,737            7,336,298
Other liabilities..........................................................           2,603,757            1,625,709
                                                                                      ---------            ---------
Total liabilities..........................................................         192,792,739          181,982,914
                                                                                    -----------          -----------
Stockholders' equity
Common stock, $1 par value; 2,000,000 shares authorized;
   1,006,174 shares issued and outstanding.................................           1,006,174            1,006,174
Additional paid-in capital.................................................           6,036,338            6,036,338
Retained earnings..........................................................          27,919,784           28,258,182
Net unrealized gain on available-for-sale securities.......................             187,878              242,922
                                                                                        -------              -------
Total stockholders' equity.................................................          35,150,174           35,543,616
                                                                                     ----------           ----------
Total liabilities and stockholders' equity.................................       $ 227,942,913        $ 217,526,530
                                                                                  =============        =============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF INCOME
AND SUBSIDIARY                                                      (Unaudited)

            Six months and three months ended June 30, 1997 and 1996
-------------------------------------------------------------------------------

                                                         Six Months              Three Months
                                                     1997          1996        1997         1996
                                                     ----          ----        ----         ----
Interest income
   Loans ........................................   $6,985,319   $6,934,440   $3,600,771   $3,498,980
   Available-for-sale securities ................    1,833,016    1,703,486      909,782      852,057
   Federal funds sold ...........................       28,550       30,600        8,683        6,778
                                                    ----------   ----------   ----------   ----------

Total interest income ...........................    8,846,885    8,668,526    4,519,236    4,357,815

Interest expense
   Deposits .....................................    3,382,187    3,399,631    1,743,281    1,677,954
   Borrowed funds ...............................      122,969       79,024       66,646       46,738
   Securities sold under agreements to repurchase      144,992      123,351       72,544       61,139
                                                    ----------   ----------   ----------   ----------

Total interest expense ..........................    3,650,148    3,602,006    1,882,471    1,785,831

Net interest income .............................    5,196,737    5,066,520    2,636,765    2,571,984

Provision for possible loan losses ..............            0            0            0            0
                                                    ----------   ----------   ----------    ---------

Net interest income after provision for
   possible loan losses .........................    5,196,737    5,066,520    2,636,765    2,571,984

Noninterest income
   Service charges ..............................      253,174      261,735      130,855      138,492
   Net realized gain on sale of available-
     for-sale securities ........................       51,587       11,571        7,011            0
   Other ........................................      439,948      232,529      287,876      105,959
                                                    ----------   ----------   ----------   ----------

Total noninterest income ........................      744,709      505,835      425,742      244,451

Noninterest expenses
   Salaries and employee benefits ...............    1,512,587    1,251,328      827,164      693,625
   Occupancy ....................................      202,395      203,082       95,588      105,682
   Furniture and fixtures .......................      243,003      208,386      115,880      112,473
   Michigan single business tax .................       99,200       97,300       49,100       47,500
   Federal Deposit Insurance Corporation premium        13,355        1,000        6,653            0
   Other ........................................      687,087      687,150      389,507      348,313
                                                    ----------   ----------   ----------   ----------

Total noninterest expense .......................    2,757,627    2,448,246    1,483,892    1,307,593
                                                    ----------   ----------   ----------   ----------

Income before federal income taxes ..............    3,183,819    3,124,109    1,578,615    1,508,842
Federal income taxes ............................      976,597      997,000      510,076      466,000
                                                    ----------   ----------   ----------   ----------

Net income ......................................  $ 2,207,222  $ 2,127,109   $1,068,539   $1,042,842
                                                    ==========   ==========   ==========    =========

Net income per share.............................      $  2.19      $  2.11     $   1.06      $  1.04
                                                       =======      =======     ========      =======

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY                                  CHANGES IN STOCKHOLDERS' EQUITY
                                                (Unaudited)

-------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                   ---------------------------------------
                                                                       1997                      1996
                                                                       ----                      ----
Shares of common stock issued
    and outstanding
    Balance, beginning of period........................               1,006,174                     915,562
    Common stock dividends..............................                       -                           -
    Repurchases and retirements.........................                       -                        (346)
                                                                   -------------                 -----------
    Balance, end of period..............................               1,006,174                     915,216
                                                                       =========                     =======

Common stock
    Balance, beginning of period........................             $ 1,006,174                   $ 915,562
    Common stock dividends..............................                       -                           -
    Repurchase and retirement of common shares..........                       -                        (346)
                                                                   -------------                 -----------

    Balance, end of period..............................               1,006,174                     915,216
                                                                       ---------                   ---------

Additional paid-in-capital
    Balance, beginning of period........................               6,036,338                   6,084,056
    Repurchase and retirement of common shares..........                       -                     (19,030)
                                                                   -------------                  ----------

    Balance, end of period..............................               6,036,338                   6,065,026
                                                                       ---------                   ---------

Retained earnings
    Balance, beginning of period........................              28,258,182                  24,916,801
    Net income..........................................               2,207,222                   2,127,109
    Common stock dividends..............................                       -                           -
    Cash dividends......................................              (2,545,620)                   (439,303)
                                                                     -----------                 -----------

    Balance, end of period..............................              27,919,784                  26,604,607
                                                                      ----------                 -----------

Net unrealized gain (loss) on available-for-
 sale securities
    Balance, beginning of period........................                 242,922                     642,450
    Change in net unrealized gain (loss) on available-
       for-sale securities net of applicable
       deferred income taxes ($63,879 in 1997,
       $(48,396) in 1996................................                 (55,044)                   (784,790)
                                                                       ---------                  ----------

    Balance, end of period..............................                 187,878                    (142,340)
                                                                     -----------                  ----------

Total stockholders' equity..............................            $ 35,150,174                $ 33,442,509
                                                                      ==========                  ==========

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY                                      CASH FLOWS
                                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                   -------------------------------------------
                                                                       1997                             1996
                                                                       ----                             ----
Cash Flows from Operating Activities:
   Net income...........................................             $ 2,207,222                   $ 2,127,109
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization...................                 212,148                       212,093
        Proceeds from sales of loans held
           for sale.....................................               8,377,644                    13,527,621
        Disbursements for loans held for sale...........              (8,229,720)                  (13,466,991)
        Net (gain) on sale of available-for-
           sale securities .............................                 (51,587)                      (11,571)
        Net (gain) on loans held for sale...............                (147,924)                      (60,630)
        Net amortization of investment premiums.........                  91,914                       121,288
        Changes in operating assets and liabilities
           which provided (used) cash:
               Accrued interest receivable..............                 (51,588)                       10,052
               Other assets.............................                (972,272)                     (360,228)
               Other liabilities........................                 978,048                        23,631
                                                                     -----------                    ----------
Net cash provided by operating activities...............               2,413,885                     2,122,374
                                                                    ------------                    ----------
Cash Flows from Investing Activities:
   Available-for-sale securities:
      Proceeds from maturities..........................               5,159,082                     4,358,745
      Proceeds from sales...............................               2,128,928                     3,160,608
      Purchases.........................................              (7,822,728)                   (5,303,427)
   Net increase in loans held for investment............              (9,519,166)                   (5,914,906)
   Purchases of premises and equipment..................                (132,129)                     (298,050)
                                                                  --------------                 -------------
Net cash used in investing activities...................             (10,186,013)                   (3,997,030)
                                                                  --------------                --------------
Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW
      accounts and savings deposits.....................              (1,699,992)                      136,879
   Net (decrease) increase in time deposits.............               8,682,330                    (2,298,528)
   Net increase (decrease) in borrowed funds............               1,700,000                     2,550,000
   Net increase in securities sold under agreements
      to repurchase.....................................               1,149,439                     2,566,226
   Common stock dividends paid..........................              (2,545,620)                     (439,303)
   Repurchase and retirement of common shares...........                       0                       (19,376)
                                                                 ---------------                 -------------
Net cash provided by financing activities...............               7,286,157                     2,495,898
                                                                    ------------                  ------------
Net increase (decrease) in cash and
   cash equivalents.....................................                (485,971)                      621,242
Cash and cash equivalents, beginning of period..........               6,799,085                     4,911,104
                                                                    ------------                  ------------
Cash and cash equivalents, end of period................           $   6,313,114                 $   5,532,346
                                                                   =============                 =============

See accompanying notes.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1996.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 1,006,174 as of June 30, 1997 and 1,006,738 as of June 30, 1996.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS. Since the Corporation has a simple capital structure, implementation of SFAS No. 128 is not expected to have an impact on the Corporation's reporting of EPS. SFAS No. 128 is required to be implemented for periods ending after December 15, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the "Bank"). The Bank has seven banking offices serving seven communities in Kent, Ottawa and Allegan Counties. Neither the Corporation nor the Bank has had any acquisition activity in their respective histories.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1996 annual report and with the unaudited interim financial statements and notes.

            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Results of Operations

     Net income equaled $1,068,539 for the three months ending June 30, 1997, compared to $1,042,842 for the same period in 1996. This is a 2.46% increase over the same period in 1996. Net income for the six month period ended June 30, 1997 was $2,207,222, compared to $2,127,109 for the same period in 1996. This is a 3.77% increase over the same period in 1996. Return on average equity was 12.72% for the six months ending June 30, 1997 and 12.94% for 1996. Return on average assets was 2.02% for the six months ending June 30, 1997 and 2.01% for 1996.

Table 1 Summary of Earnings Performance (in thousands, except per share data)

                   Six Months and Three Months Ending June 30

                                                           Six Months               Three Months
                                                       1997       1996                      1997     1996
                                                       ----       ----                      ----     ----
Net Income....................................... $  2,207     $  2,127                $  1,069   $  1,043
   Per Share..................................... $   2.19     $   2.11                $   1.06   $   1.04

Earnings ratios:
   Return on average assets......................    2.02%        2.01%                   1.88%      1.95%
   Return on average equity......................   12.72%       12.94%                  12.34%     12.51%

Net Interest Income

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and stockholders' equity for the periods indicated:


Table 2 Interest Yields and Costs

                                           Six months and three months ended June 30
                                                    Six Months
                         -----------------------------------------------------------------
                                      1997                              1996
                           Average    Interest   Yield/     Average    Interest    Yield/
                           Balance                Cost      Balance                 Cost
Assets:
  Fed. funds sold            $ 1,037     $   29    5.55%     $  1,132    $    31     5.44%
Securities:
 Taxable                      41,570      1,349    6.55%       39,964      1,236     6.22%
 Tax-exempt                   16,141        672    8.40%       15,053        649     8.67%
 Loans(1)(2)                 150,526      6,999    9.38%      146,453      6,950     9.54%
                             -------      -----               -------      -----
 Total earning assets/       209,274     $9,049    8.72%      202,602     $8,866     8.80%
                             -------     ------               -------     ------
  total interest income
 Cash and due from             4,729                            4,232
banks
 Unrealized Gain/Loss             63                              741
 All other assets              8,567                            7,987
 Allowance for loan loss      (2,422)                          (2,426)
   Total Assets:            $220,211                         $213,136
                            ========                         ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/          $    63,272 $      934    2.98%  $    59,933  $     892     2.99%
 NOW accounts
 Time                         87,474      2,448    5.64%       90,187      2,507     5.59%
 Fed. Funds Purchased          8,220        161    3.96%        7,754        148     3.84%
Other Borrowed Money           3,621        107    5.94%        1,887         55     5.80%
                               -----        ---                 -----         --
 Total interest bearing      162,587    $ 3,650    4.53%      159,761     $3,602     4.53%
                                        -------                           ------
 Liabilities/total
 interest expense
 Noninterest bearing          21,421                           18,524
 deposits
 All other liabilities         1,682                            1,505
                                                                -----
Stockholders' Equity:
 Unrealized Holding               41                              490
 Gain/Loss
 Common Stock, Surplus,       34,480                           32,856
                              ------                           ------
 Retained Earnings
 Total liabilities and      $220,211                         $213,136
                            ========                         ========
 stockholders' equity:
Interest spread                           5,197    4.19%                   5,067     4.27%
                                                   =====                             =====
Net interest income-FTE                  $5,399                           $5,264
                                         ======                           ======
Net Interest Margin as a                           5.20%                             5.22%
Percentage of Average                              =====                             =====
Earning Assets

Table 2 Interest Yields and Costs

                                                 Six months and three months ended June 30
                                                       Three Months
                           -----------------------------------------------------------------
                                      1997                              1996
                             Average   Interest     Yield/      Average   Interest    Yield/
                             Balance                Cost        Balance                Cost
Assets:
  Fed. funds sold               $590        $9       5.90%        $497         $7     5.48%
Securities:
 Taxable                      41,157       668       6.51%      39,796        621     6.28%
 Tax-exempt                   16,245       335       8.28%      14,858        319     8.62%
 Loans(1)(2)                 153,920     3,609       9.40%     148,650      3,506     9.49%
                             -------     -----                 -------      -----
 Total earning assets/       211,912    $4,621       8.75%     203,801     $4,453     8.79%
                             -------    ------                 -------     ------
  total interest income
 Cash and due from             4,790                             4,254
banks
 Unrealized Gain/Loss           (169)                              439
 All other assets              8,952                             8,241
 Allowance for loan loss      (2,469)                           (2,456)
   Total Assets:           $ 223,016                        $  214,279
                            ========                          ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/             $ 62,714     $ 464       2.97%    $ 60,339     $  446     2.97%
 NOW accounts
 Time                         90,372     1,279       5.68%      89,151      1,232     5.56%
 Fed. Funds Purchased          7,803        80       4.09%       8,479         81     3.85%
 Other Borrowed Money          4,063        60       5.89%       1,875         27     5.71%
                                         -----                   -----         --
 Total interest bearing      164,952    $1,883       4.58%     159,844     $1,786     4.49%
                                       -------                  ------
 Liabilities/total
 interest expense
 Noninterest bearing          21,718                            19,266
 deposits
 All other liabilities         1,746                             1,621

Stockholders' Equity:
 Unrealized Holding             (112)                              290
 Gain/Loss
 Common Stock, Surplus,       34,712                            33,258

 Retained Earnings
 Total liabilities and      $223,016                         $ 214,279
                            ========                         =========
 stockholders' equity:
Interest spread                          2,637       4.17%                  2,572     4.30%
                                                     =====                            =====
Net interest income-FTE                 $2,738                             $2,667
                                        ======                             ======
Net Interest Margin as a                             5.18%                            5.26%
Percentage of Average                                =====                            =====
Earning Assets

(1) Nonaccruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees for the six months ending June 30, totaling $129,645 in 1997 and $137,714 in 1996, for the three months ending June 30, 1997 and 1996 the amounts were $63,188 and $67,840.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $71,000 to $2,738,000 for the three month period ended June 30, 1997, a 2.7% increase from the same period in 1996. For the six month period ended June 30, 1997 tax equivalent net interest income increased $135,000 to $5,399,000, a 2.56% increase from the same period in 1996. The major factors for the increase in net interest income for the three months ended June 30, 1997 was noninterest bearing deposits averaged $2,452,000 higher in 1997 than in the same period in 1996 and the loan portfolio balance averaged $5,270,000 higher in 1997 compared to 1996. The major factors for the increase in net interest income for the six months ended June 30, 1997 was noninterest bearing deposits averaged $2,897,000 higher in 1997 than in the same period in 1996 and the loan portfolio balance averaged $4,073,000 higher in 1997 compared to 1996. Earning assets averaged $8,111,000, 3.98% higher for the three month period ending June 30, 1997 compared to 1996; this volume change resulted in an additional $177,000 in FTE interest income. The asset growth for the three months ended June 30, 1997 was primarily funded by a 12.73%, $2,452,000 increase in noninterest bearing deposits and a $2,375,000 increase in MMDA, Savings and NOW accounts. For the three months ended June 30, 1997 the average FTE interest rate earned on assets decreased .04%, decreasing FTE interest income by $9,000 and average rate paid on deposits, Federal funds purchased and other borrowed money increased .09%, increasing interest expense by $37,000. The net difference between interest rates earned and paid was a $46,000 decrease in FTE net interest income. For the six months ended June 30, 1997 the average FTE interest rate earned on assets decreased .08%, decreasing FTE interest income by $101,000 and average rate paid on deposits, fed funds purchased and other borrowed money increased less than .01%, increasing interest expense by $14,000. The net difference between interest rates earned and paid was a $115,000 decrease in FTE net interest income.

     For the three months ended June 30, 1997 the net interest yield decreased .08% versus the same period in 1996. The net interest yield decreased .02% for the six month period ending June 30, 1997 versus the same period in 1996. Management expects the major deposit growth for the remainder of 1997 will be from time deposits which are a higher cost of funds than savings and NOW accounts; as a result the FTE net interest yield may decrease slightly.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. In Table 2 and Table 3 the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. Table 3 analyzes the reasons for the increases and decreases in interest income and expense. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                   Six Months and Three Months Ended June 30,
                              1997 Compared to 1996
                                                                         Amount of
                                                                    Increase/(Decrease)
                                                                     Due to change in

                                               Six Months                                 Three Months
                                                                Total                                       Total
                                                               Amount                                      Amount
                                                                 Of                                          Of
                                                  Average     Increase/                       Average     Increase/
                                     Volume         Rate      (Decrease)          Volume       Rate      (Decrease)
Interest Income
Federal funds sold...........         $ (3)        $  1         $  (2)            $  1          $ 1          $ 2

  Securities:
    Taxable..................           49           64           113               21           26           47
    Tax Exempt...............           46          (23)           23               30          (14)          16
Loans........................          192         (143)           49              125          (22)         103
                                       ---        -----            --              ---         ----          ---

   Total interest income.....          284         (101)          183              177           (9)         168

Interest Expense

Interest bearing deposits
   Savings/NOW accounts......           50           (8)           42               18            0           18
   Time......................          (75)          16           (59)              17           30           47
   Fed.  Funds Purchased.....            9            4            13               (6)           5           (1)
   Other Borrowed Money......           50            2            52               31            2           33
                                 ---------   ----------     ---------         --------    ---------    ---------
   Total interest expense....           34           14            48               60           37           97
                                 ---------   ----------     ---------         --------     --------    ---------


Net interest income (FTE)....     $    250        $(115)       $  135           $  117      $   (46)      $   71
                                  ========       =======      =======           ======       =======      =======

Table 4 Noninterest Income (in thousands)

                                                        Six Months and Three Months Ended June 30,
                                                                  1997 Compared to 1996
                                                  Six Months                                 Three Months
                                             1997             1996                      1997              1996
                                             ----             ----                      ----              ----
Service charges on deposit accounts         $ 253            $ 262                      $ 131            $ 138

Net gains (losses) on asset sales:
   Loans............................          148               61                        132               40
   Securities.......................           52               11                          7                0
Other...............................          292              172                        156               66
                                           ------            -----                      -----           ------

   Total noninterest income.........        $ 745            $ 506                      $ 426            $ 244
                                            =====            =====                      =====            =====

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Noninterest income increased $182,000, 75% for the three month period ending June 30, 1997 versus 1996. The increase was due to a $92,000 increase in real estate mortgage loan sales and a $108,000 increase in brokerage and annuity commissions. For the six months ended June 30, 1997 noninterest income increased 47%, to $239,000. The increase was due to an $87,000 increase in real estate mortgage loan sales and a $133,000 increase in brokerage and annuity commissions.

Table 5 Noninterest Expense (in thousands)

                                                         Six Months and Three Months Ended June 30,
                                                                         1997 and 1996
                                                     Six Months                              Three Months
                                                1997             1996                   1997              1996
                                                ----             ----                   ----              ----
Salaries and employee benefits......          $ 1,513           $ 1,251               $   827          $   694
Occupancy and equipment.............              445               411                   211              218
FDIC assessment.....................               13                 1                     7                0
Postage.............................               34                32                    31               26
Printing and supplies...............               53                79                    28               39
Marketing...........................               73               128                    35               61
Michigan Single Business Tax........               99                97                    49               48
Other...............................

    Total noninterest expense.......           $2,758            $2,448                $1,484           $1,308
                                               ======            ======                ======           ======

Noninterest Expense

     Noninterest expense increased $176,000 or 13.46% for the three month period ending June 30, 1997 versus 1996. Salaries and employee benefits increased $133,000 to $827,164 a 19.16% increase, this was the major factor of the increase in noninterest expense. For the six month period ended June 30, 1997 noninterest expense increased $310,000 to $2,757,627 or a 12.64% increase, principally due to salaries and employee benefits which increased $262,000 to $1,512,587 a 20.94% increase. The increase in salary and employee benefit expense was related to increased staffing, annual hourly and salary pay adjustments and increased medical insurance expenses. The other noninterest expenses were relatively constant for the three month period ended June 30, 1997 versus 1996.

Table 6 Nonperforming Assets (in thousands)

                                                                   Six months and three months
                                                                  ended June 30, 1997 and 1996

                                                                     1997              1996
                                                                   -------            ------
Nonaccrual loans.....................................              $  233             $  813
90 days or more past due & still accruing............                 382                 39
                                                                   ------             ------
     Total Nonperforming loans.......................                 615                852
Other real estate....................................                 796                  0
                                                                   ------            -------
     Total Nonperforming assets......................              $1,411             $  852
                                                                   ======             ======
Nonperforming loans as a percent of total loans......               .39%                .57%
Nonperforming assets as a percent of total loans.....               .90%                .57%
Nonperforming loans as a percent of the loan loss
     reserve.........................................             25.00%              34.00%

Table 7 Loan Loss Experience (in thousands)

                           Six months and three months
                          ended June 30, 1997 and 1996

                                                                 Six Months                    Three Months
                                                            1997            1996           1997          1996
                                                            ----            ----           ----          ----
Loans:
     Average daily balance of loans for the period...     $149,744       $145,583        $153,559        $147,247
     Amount of loans outstanding at end of period....     $156,651       $149,100        $156,651        $149,100
Allowance for loan losses:
     Balance at beginning of period..................   $    2,376      $   2,305       $   2,381       $   2,434
      Loans charged off:
         Real estate.................................            0              0               0               0
          Commercial.................................            0              0               0               0
          Consumer...................................           25             23              12               3
                                                          --------        -------         -------         -------
               Total charge-offs.....................           25             23              12               3
      Recoveries of loans previously charged off
         Real estate.................................            0             56               0              55
         Commercial..................................          135            145             129               2
         Consumer....................................           19             15               7              10

              Total recoveries.......................          154            216             136              67
                                                          --------       --------        --------        --------
     Net loans charged off (recoveries)..............         (129)          (193)           (124)            (64)
     Additions to allowance charged to operations....            0              0               0               0

               Balance at end of period..............    $   2,505      $   2,498       $   2,505       $   2,498
                                                         =========      =========       =========       =========

Ratios:
     Net loans charged off to avg loans outstanding..        -.09%          -.13%           -.08%           -.04%
     Allowance for loan losses to loans outstanding..        1.60%          1.68%           1.60%           1.68%

Table 8 Average Daily Deposits (in thousands)


The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                        Six Months and Three Months Ended June 30,
                                                                       1997 and 1996

                                                     Six Months                               Three Months
                                        -------------------------------------    -------------------------------------
                                               1997                1996               1997                   1996
                                        ------------------   ----------------    ----------------     ----------------
                                         Average              Average             Average              Average
                                         Balance     Rate     Balance   Rate      Balance    Rate      Balance    Rate
Noninterest bearing demand..........     $21,421              $18,524             $21,718              $19,266
MMDA/Savings and NOW accounts             63,272     2.98%     59,933   2.99%      62,714    2.97%      60,339    2.97%
Time................................      87,474     5.64%     90,187   5.59%      90,372    5.68%      89,151    5.56%
                                          ------     -----     ------   -----      ------    -----      ------    -----
   Total Deposits...................    $172,167     3.96%   $168,644   3.91%    $174,804    4.00%    $168,756    4.00%
                                        ========             ========            ========             ========

    The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of June 30, 1997:

                                                               Amount
                  Three months or less....................    $ 2,285
                  Over 3 months through 6 months..........      1,038
                  Over 6 months through 1 year............      1,333
                  Over 1 year.............................      3,830
                                                                -----
                                                              $ 8,486

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $10,416,000, 4.79% to $227,943,000 from December 31, 1996 to June 30, 1997. The significant changes were an increase in loans of $11,386,000, a 7.85% increase, other assets increased $972,272, 50.57% which was a result of transferring a $811,000 non-accrual loan to other real estate. Deposits increased $6,982,000, 4.10% to $177,203,245. Noninterest bearing deposits decreased $1,368,000, 5.75% and interest bearing deposits increased $8,350,000. Securities sold under agreements to repurchase increased $1,149,000, 15.67%.


LIQUIDITY

     Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends and to invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits and the issuance of common stock.

     Cash and cash equivalents equaled 2.77% of total assets as of June 30, 1997 versus 3.13% as of December 31, 1996. For the six month period ending June 30, 1997, $2,414,000 in net cash was provided from operations, investing activities used $10,186,000, and financing activities provided $7,286,000. The accumulated effect of the Corporation's operating, investing and financing activities was $486,000 decrease in cash and cash equivalents during the six month period ending June 30, 1997.

     The Corporation's liquidity is considered adequate by management.


CAPITAL

     The capital of the Corporation consists of common stock, surplus, retained earnings and unrealized net gain on investment securities available for sale. For the six month period ending June 30, 1997 capital decreased $393,000, which includes a $188,000 unrealized gain on investment securities available for sale. A $2.00 per share cash dividend was paid during the quarter ended March 31, 1997 which resulted in the decrease.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1997:


Table 9 Capital Resources (in thousands)

                                                             As of June 30, 1997 and 1996

                                            Regulatory Requirements

                                            Adequately        Well                    June 30,
                                            Capitalized    Capitalized            1997         1996
                                            -----------    -----------            ----         ----
Tier 1 capital......................                                            $34,245       $32,824
Tier 2 capital......................                                              2,117         2,001
                                                                                -------       -------
 Total qualifying capital...........                                            $36,362       $34,825
                                                                                =======       =======

Ratio of equity to total assets
Tier 1 leverage ratio...............            4%             5%                15.40%        15.37%
Tier 1 risk-based capital...........            4%             6%                20.26%        20.57%
Total risk-based capital............            8%            10%                21.52%        21.82%

PART II - OTHER INFORMATION

    Item 6 Exhibits and Reports on Form 8-K

    (a)  Exhibits -

         27 Financial Data Schedule

    (b) Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended June 30 1997 to be signed on its behalf by the undersigned hereunto duly authorized.



                                              O.A.K. FINANCIAL CORPORATION



                                              /s/ John A. Van Singel
                                              John A. Van Singel
                                              (Chief Executive Officer)


                                              /s/ Martin R. Braun
                                              Martin R. Braun
                                             (Principal Accounting Officer)

DATE:    August 14, 1997