Form 10-Q
period 1997-09-30
O A K FINANCIAL CORP
filed 1997-11-12
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,000,000 shares of the Company's Common Stock ($1 par value) were outstanding as of October 31, 1997.

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                         3
                  Notes to Consolidated Financial Statements                7

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8

Part II.          Other Information

                  Item 6.
                  Exhibits and Reports on Form 8-K                         16


Signatures                                                                 17

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED BALANCE SHEETS
       AND SUBSIDIARY
-------------------------------------------------------------------------------

                                  ASSETS
                                                                                  September 30,        December 31,
                                                                                      1997                 1996
                                                                                   (Unaudited)
Cash and due from banks ...................................................      $    6,428,691       $    6,399,085
Federal funds sold.........................................................           1,950,000              400,000
                                                                                      ---------              -------

Cash and cash equivalents..................................................           8,378,691            6,799,085

Available-for-sale securities at fair value - amortized cost of
   $59,196,072 - 1997 and $58,073,774 - 1996...............................          59,774,911           58,071,403
Loans receivable, net......................................................         155,449,621          142,693,370
Loans held for sale........................................................           2,873,000            1,933,000
Accrued interest receivable................................................           1,583,068            1,453,398
Premises and equipment, net................................................           4,499,410            4,653,473
Other assets...............................................................           2,129,722            1,922,801
                                                                                      ---------            ---------

Total assets...............................................................       $ 234,688,423        $ 217,526,530
                                                                                  =============        =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing...........................................................      $  158,058,725       $  146,442,392
Noninterest bearing........................................................          23,736,870           23,778,515
                                                                                     ----------           ----------

Total deposits.............................................................         181,795,595          170,220,907

Borrowed funds.............................................................           5,000,000            2,800,000
Securities sold under agreements to repurchase.............................           9,468,337            7,336,298
Other liabilities..........................................................           1,717,866            1,625,709
                                                                                      ---------            ---------

Total liabilities..........................................................         197,981,798          181,982,914
                                                                                    -----------          -----------

Stockholders' equity
Common stock, $1 par value; 2,000,000 shares authorized;
   1,006,174 shares issued and outstanding.................................           1,006,174            1,006,174
Additional paid-in capital.................................................           6,036,338            6,036,338
Retained earnings..........................................................          29,282,068           28,258,182
Net unrealized gain on available-for-sale securities.......................             382,045              242,922
                                                                                    -----------           -----------

Total stockholders' equity.................................................          36,706,625           35,543,616
                                                                                     ----------           ----------

Total liabilities and stockholders' equity.................................       $ 234,688,423        $ 217,526,530
                                                                                  =============        =============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF INCOME
       AND SUBSIDIARY                                    (Unaudited)

         Nine months and three months ended September 30, 1997 and 1996
-------------------------------------------------------------------------------

                                                          Nine Months                  Three Months
                                                     1997            1996          1997           1996
                                                     ----            ----          ----           ----
Interest income
   Loans ........................................   $10,942,791   $10,470,709   $ 3,957,471   $ 3,536,270
   Available-for-sale securities ................     2,755,239     2,547,010       922,224       843,523
   Federal funds sold ...........................        59,188        88,748        30,639        58,148
                                                    -----------   -----------   -----------   -----------

Total interest income ...........................    13,757,218    13,106,467     4,910,334     4,437,941

Interest expense
   Deposits .....................................     5,201,613     5,095,164     1,819,426     1,695,533
   Borrowed funds ...............................       206,812       108,007        83,843        28,984
   Securities sold under agreements to repurchase       242,595       207,399        97,603        84,048
                                                    -----------   -----------   -----------   -----------

Total interest expense ..........................     5,651,020     5,410,570     2,000,872     1,808,565

Net interest income .............................     8,106,198     7,695,897     2,909,462     2,629,376

Provision for possible loan losses ..............             0             0             0             0
                                                    -----------   -----------   -----------   -----------

Net interest income after provision for
   possible loan losses .........................     8,106,198     7,695,897     2,909,462     2,629,376

Noninterest income
   Service charges ..............................       388,380       395,838       135,205       134,103
   Net realized gain on sale of available-
     for-sale securities ........................        75,066        11,571        23,479             0
   Other ........................................       661,562       350,231       221,614       117,702
                                                    -----------   -----------   -----------   -----------

Total noninterest income ........................     1,125,008       757,640       380,298       251,805

Noninterest expenses
   Salaries and employee benefits ...............     2,197,546     1,874,020       684,958       622,693
   Occupancy ....................................       270,571       270,489        92,230        88,621
   Furniture and fixtures .......................       364,538       346,691       121,536       117,091
   Michigan single business tax .................       153,100       148,800        53,276        51,500
   Federal Deposit Insurance Corporation premium         19,981        17,171         6,625        16,171
   Other ........................................     1,079,964     1,003,218       369,447       316,067
                                                    -----------   -----------   -----------   -----------

Total noninterest expenses.......................     4,085,700     3,660,389     1,328,072     1,212,143
                                                    -----------   -----------   -----------   -----------

Income before federal income taxes ..............     5,145,506     4,793,148     1,961,688     1,669,038

Federal income taxes ............................     1,576,000     1,505,000       599,404       508,000
                                                    -----------   -----------   -----------   -----------

Net income ......................................   $ 3,569,506   $ 3,288,148   $ 1,362,284   $ 1,161,038
                                                    ===========   ===========   ===========   ===========

Net income per share ............................   $      3.55   $      3.27   $      1.35   $      1.15
                                                    ===========   ===========   ===========   ===========

See accompanying notes

O.A.K. FINANCIAL CORPORATION                        CNSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                           CHANGES IN STOCKHOLDERS' EQUITY
                                                          (Unaudited)
-------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                   -------------------------------------
                                                                          1997                 1996
                                                                          ----                 ----
Shares of common stock issued
    and outstanding
    Balance, beginning of period........................               1,006,174             915,562
    Common stock dividends..............................                       0              91,522
    Repurchases and retirements.........................                       0                (760)
                                                                     -----------          ----------
    Balance, end of period..............................               1,006,174           1,006,324
                                                                       =========           =========
Common stock
    Balance, beginning of period........................             $ 1,006,174           $ 915,562
    Common stock dividends..............................                       0              91,522
    Repurchase and retirement of common shares..........                       0                (760)
                                                                     -----------          ----------
    Balance, end of period..............................               1,006,174           1,006,324
                                                                       ---------          ----------
Additional paid-in-capital
    Balance, beginning of period........................               6,036,338            6,084,056
    Repurchase and retirement of common shares..........                       0              (39,918)
                                                                     -----------           ----------
    Balance, end of period..............................               6,036,338            6,044,138
                                                                       ---------            ---------
Retained earnings
    Balance, beginning of period........................              28,258,182           24,916,801
    Net income..........................................               3,569,506            3,288,148
    Common stock dividends..............................                       0              (91,522)
    Cash dividends......................................             (2,545,620)             (439,303)
                                                                     -----------          -----------
    Balance, end of period..............................              29,282,068           27,674,124
                                                                      ----------          -----------
Net unrealized gain (loss) on available-for-
 sale securities
    Balance, beginning of period........................                 242,922              642,450
    Change in net unrealized gain (loss) on available-
       for-sale securities net of applicable
       deferred income taxes ($71,669 in 1997,
       $(311,765 in 1996)...............................                 139,123             (644,015)
                                                                     -----------           ----------
    Balance, end of period..............................                 382,045               (1,565)
                                                                     -----------           ----------
Total stockholders' equity..............................            $ 36,706,625         $ 34,723,021
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

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                      CASH FLOWS
                                                          (Unaudited)
-------------------------------------------------------------------------------

                                                            Nine Months Ended
                                                              September 30,
                                                    --------------------------------
                                                        1997               1996
                                                        ----               ----
Cash Flows from Operating Activities:
   Net income .....................................   $  3,569,506    $  3,288,148
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization .............        319,243         319,328
        Proceeds from sales of loans held
           for sale ...............................     12,365,127      17,475,207
        Disbursements for loans held for sale .....    (13,078,505)    (17,680,961)
        Net (gain) on sale of available-for-
           sale securities ........................        (75,066)        (11,571)
        Net (gain) on loans held for sale .........       (226,622)        (91,246)
        Net amortization of investment premiums ...        160,287         165,446
        Changes in operating assets and liabilities
           which provided (used) cash:
               Accrued interest receivable ........       (129,670)         24,366
               Other assets .......................       (206,921)       (214,163)
               Other liabilities ..................         92,157        (347,572)
                                                      ------------    ------------

Net cash provided by operating activities .........      2,789,536       2,926,982
                                                      ------------    ------------

Cash Flows from Investing Activities:
   Available-for-sale securities:
      Proceeds from maturities ....................      8,036,277       7,086,314
      Proceeds from sales .........................      3,028,076       3,160,608
      Purchases ...................................    (12,713,959)     (5,379,936)
   Net increase in loans held for investment ......    (12,756,251)     (5,282,792)
   Purchases of premises and equipment ............       (165,180)       (345,672)
                                                      ------------    ------------

Net cash used in investing activities .............    (14,571,037)       (761,478)
                                                      ------------    ------------

Cash Flows from Financing Activities:
   Net increase in demand deposits, NOW
      accounts and savings deposits ...............      1,280,382       7,138,738
   Net increase (decrease) deposits ...............     10,294,306      (5,025,337)
   Net increase in borrowed funds .................      2,200,000         400,000
   Net increase in securities sold under agreements
      to repurchase ...............................      2,132,039       3,441,757
   Common stock dividends paid ....................     (2,545,620)       (942,391)
   Repurchase and retirement of common shares .....              0         (40,678)
                                                      ------------    ------------

Net cash provided by financing activities .........     13,361,107       4,972,089
                                                      ------------    ------------

Net increase in cash and cash equivalents .........      1,579,606       7,137,593

Cash and cash equivalents, beginning of period ....      6,799,085       4,911,104
                                                      ------------    ------------
Cash and cash equivalents, end of period ..........   $  8,378,691    $ 12,048,697
                                                      ============    ============

See accompanying notes.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1996.


NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 1,006,174 for the nine month period ended September 30, 1997 and 1,006,358 for the nine month period ended September 30, 1996.

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


                 NINE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996


RESULTS OF OPERATIONS

     Net income equaled $1,362,284 for the nine months ending September 30, 1997, compared to $1,161,038 for the same period in 1996. This is a 17.33% increase over the same period in 1996. Net income for the nine month period ended September 30, 1997 was $3,569,506, compared to $3,288,148 for the same period in 1996. This is a 8.56% increase over the same period in 1996. Return on average equity was 13.47% for the nine months ending September 30, 1997 and 13.11% for 1996. Return on average assets was 2.13% for the nine months ending September 30, 1997 and 2.05% for 1996.


Table 1 Summary of Earnings Performance (in thousands, except per share data)

                                    Nine Months and Three Months Ending September 30,
                                      Nine Months                     Three Months
                                    1997       1996                1997       1996
                                    ----       ----                ----       ----
Net Income .....................   $ 3,570    $ 3,288             $ 1,362    $ 1,161
  Per Share ....................   $  3.55    $  3.27             $  1.35    $  1.15

Earnings ratios:
  Return on average assets......     2.13%      2.05%               2.34%      2.12%
  Return on average equity......    13.47%     13.11%              15.04%     13.52%

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                      Nine months and three months ended September 30

                                            Nine Months                                                   Three Months
                            ---------------------------------------------------- --------------------------------------------------
                                      1997                      1996                        1997                     1996
                            Average   Interest Yield/  Average  Interest  Yield/  Average   Interest Yield/  Average Interest Yield/
                            Balance             Cost    Balance            Cost   Balance             Cost   Balance           Cost
Assets:
  Fed. funds sold           $  1,410   $   59   5.61%  $  2,218   $   89   5.35%  $  2,142   $  31   5.67%  $  4,366   $  58   5.28%
Securities:
 Taxable                      41,566    2,022   6.51%    39,470    1,853   6.28%    41,559     673   6.42%    38,487     617   6.36%
 Tax-exempt                   16,289    1,018   8.35%    14,876      964   8.67%    16,580     346   8.27%    14,530     315   8.60%
 Loans(1)(2)                 153,439   10,964   9.55%   147,454   10,493   9.51%   159,169   3,964   9.88%   149,434   3,544   9.41%

 Total earning assets/
  total interest income      212,704   14,063   8.84%   204,018   13,399   8.78%   219,450   5,014   9.06%   206,817   4,534   8.70%
 Cash and due from banks       4,898                      4,410                      5,231                     4,762
 Unrealized Gain/Loss            169                        478                        381                       (45)
 All other assets              8,568                      8,031                      8,567                     8,118
 Allowance for loan loss      (2,458)                    (2,453)                    (2,530)                   (2,507)
   Total Assets:            $223,881                   $214,484                   $231,099                  $217,145
                            ========                   ========                   ========                  ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/             $ 63,498 $  1,424   3.00%  $ 61,035  $ 1,363   2.99%  $ 63,944   $ 489   3.04%  $ 63,213   $ 471   2.95%
 NOW accounts
 Time                         89,023    3,778   5.67%    89,234    3,732   5.59%    92,070   1,330   5.73%    87,349   1,225   5.56%

 Fed. Funds Purchased          8,637      260   4.03%     8,167      233   3.82%     9,456      99   4.14%     8,984      85   3.76%
 Other Borrowed Money          4,202      189   6.02%     1,894       82   5.81%     5,345      83   6.14%     1,908      28   5.79%
                               -----      ---             -----       --             -----      --             -----      --
 Total interest bearing
 Liabilities/total           165,360   $5,651   4.57%   160,330   $5,410   4.51%   170,815  $2,001   4.65%   161,454  $1,809   4.44%
                                       ------                     ------                    ------                    ------
 interest expense
 Noninterest bearing          22,007                     19,049                     23,161                    20,080
 deposits
 All other liabilities         1,717                      1,512                      1,784                     1,525
Stockholders' Equity:
 Unrealized Holding
 Gain/Loss                       112                        315                        251                       (29)
 Common Stock,                34,685                     33,278                     35,088                    34,115
                              ------                     ------                     ------                    ------
Surplus,
 Retained Earnings
 Total liabilities and
 stockholders' equity:      $223,881                   $214,484                   $231,099                  $217,145
                            ========                   ========                   ========                  ========
Interest spread                         8,106   4.27%              7,696   4.27%             2,909   4.41%             2,629   4.26%
                                                =====                      =====             =====                             =====
Net interest income-FTE                $8,412                     $7,989                     3,013                    $2,725
                                       ======                     ======                     =====                    ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                  5.29%                      5.24%                     5.45%                     5.23%
                                                =====                      =====                     =====                     =====

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

(2) Interest on loans includes net origination fees for the nine months ending September 30, 1997 of $185,519 in 1997 and $203,241 in 1996. For the three months ending September 30, 1997 and 1996 the amounts were $55,874 and $65,526.


     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $288,000 to $3,013,000 for the three month period ended September 30, 1997, a 10.57% increase from the same period in 1996. For the nine month period ended September 30, 1997 tax equivalent net interest income increased $423,000 to $8,412,000, a 5.29% increase from the same period in 1996. The major factors for the increase in net interest income for the three months ended September 30, 1997 were non-interest bearing deposits averaged $3,081,000 higher in 1997 than in the same period in 1996 and the loan portfolio balance averaged $9,735,000 higher in 1997 compared to 1996. Also for the three months ended September 30, 1997, $208,662 of non-accrual interest was paid. The major factors for the increase in net interest income for the nine months ended September 30, 1997 was non-interest bearing deposits averaged $2,958,000 higher in 1997 than in the same period in 1996 and the loan portfolio balance averaged $5,985,000 higher in 1997 compared to 1996. Earning assets averaged $12,633,000, 6.11% higher for the three month period ending September 30, 1997 compared to 1996; this volume change resulted in an additional $305,000 in FTE interest income. The nine month period ending September 30, 1997 earning assets averaged $8,686,000, a 4.26% increase. This change in volume resulted in an additional $584,000 in FTE interest income. The asset growth for the three months ended September 30, 1997 was primarily funded by a 5.40%, $4,721,000 increase in time deposits and a $3,437,000 increase in other borrowed money and a $3,081,000 increase in non-interest bearing deposits. For the three months ended September 30, 1997 the average FTE interest rate earned on assets increased .36%, increasing FTE interest income by $175,000. The major factor of the increase was the non-accrual interest payment of $208,662. The average interest rate paid on deposits, fed funds purchased and other borrowed money increased .21%, increasing interest expense by $61,000. The net difference between interest rates earned and paid was a $114,000 increase in FTE net interest income. For the nine months ended September 30, 1997 the average FTE interest rate earned on assets increased .06%, increasing FTE interest income by $80,000 and average rate paid on deposits, fed funds purchased and other borrowed money increased .06%, increasing interest expense by $76,000. The net difference between interest rates earned and paid was a $39,000 increase in FTE net interest income.

     For the three months ended September 30, 1997 the net interest yield increased .22% versus the same period in 1996. The net interest yield increased
 .05% for the nine month period ending September 30, 1997 versus the same period in 1996. Management expects the major deposit growth for the remainder of 1997 will be from time deposits which are a higher cost of funds than savings and NOW accounts, as a result the FTE net interest yield may remain the same or decrease slightly in the final quarter.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                         Nine Months and Three Months Ended September 30,
                                                                       1997 Compared to 1996

                                                                            Amount of
                                                                         Increase/(Decrease)
                                                                        Due to change in
                                                   Nine Months                                    Three Months
                                                                  Total                                          Total
                                                                  Amount                                         Amount
                                                                    of                                             of
                                                    Average       Increase/                       Average        Increase/
                                     Volume           Rate        (Decrease)        Volume          Rate         (Decrease)
Interest Income
Federal funds sold............    $      (34)     $         4    $      (30)     $      (31)    $         4     $      (27)
  Securities:
    Taxable...................            102              67            169              50              6              56
    Tax Exempt................             89            (35)             54              43           (12)              31
  Loans.......................            427              44            471             243            177             420
                                  -----------     -----------      ---------     -----------     ----------      ----------
  Total interest income.......            584              80            664             305            175             480
Interest Expense
Interest bearing deposits
  Savings/Now accounts........             56               5             61               5             13              18
  Time........................            (9)              55             46              68             37             105
  Fed. Funds Purchased........             14              13             27               5              9              14
  Other Borrowed Money........            104               3            107              53              2              55
                                  -----------    ------------     ----------     -----------   ------------    ------------
  Total interest expense......            165              76            241             131             61             192
                                  -----------     -----------     ----------      ----------    -----------     -----------
Net Interest Income                 $     419      $        4      $     423       $     174      $     114      $      288
                                    =========      ==========      =========       =========      =========      ==========
(FTE)

Table 4 Noninterest Income (in thousands)

                                                             Nine Months and Three Months Ended September 30,
                                                                          1997 Compared to 1996

                                                              Nine Months                             Three Months
                                                        1997                 1996                1997                1996
                                                       ------               ------              ------              -----
Service charges on deposit accounts....            $      388         $       396        $        135        $       134

Net gains (losses) on asset sales:
    Loans..............................                   227                  91                  79                 31
    Securities.........................                    75                  12                  23                  0
Other..................................                   435                 259                 143                 87
                                                  -----------         -----------        ------------        -----------

     Total noninterest income..........             $   1,125         $       758         $       380         $      252
                                                    =========         ===========         ===========         ==========

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Noninterest income increased $128,000 or 51% for the three month period ending September 30, 1997 versus 1996. The increase was due to a $48,000 increase in gains on real estate mortgage loan sales, a $39,000 increase in brokerage and annuity commissions and a $23,000 increase on gains of securities available-for-sale. For the nine months ended September 30, 1997 non-interest income increased 48% or $367,000. The increase was due to a $136,000 increase in gain on real estate mortgage loan sales, a $171,000 increase in brokerage and annuity commissions and a $63,000 increase on gains of securities available- for-sale.


Table 5 Noninterest Expense (in thousands)

                                                             Nine Months and Three Months Ended September 30,
                                                                              1997 and 1996

                                                            Nine Months                             Three Months
                                                     1997                 1996                1997                1996
                                                    ------               ------              ------              -----
Salaries and employee benefits.........            $    2,198          $    1,874        $        685         $      623
Occupancy and equipment................                   635                 617                 214                206
FDIC assessment........................                    20                  17                   7                 16
Postage................................                    62                  55                  27                 22
Printing and supplies..................                    84                 104                  32                 25
Marketing..............................                   117                 148                  44                 20
Michigan Single Business Tax...........                   153                 149                  53                 52
Other..................................                   817                 696                 266                248
                                                   ----------          ----------        ------------         ----------
     Total noninterest expense.........            $    4,086          $    3,660        $      1,328         $    1,212
                                                   ==========          ==========        ============         ==========

Noninterest Expense

     Noninterest expense increased $116,000 or 9.57% for the three month period ending September 30, 1997 versus 1996. Salaries and employee benefits increased $62,000 to $684,958 a 9.95% increase, this was the major factor for the increase in non-interest expense. For the nine month period ended September 30, 1997 non-interest expense increased $426,000 to $4,085,700 or a 11.62% increase, principally due to salaries and employee benefits which increased $324,000 to $2,197,546 a 17.26% increase. The increase in salary and employee benefit expense was related to increased staffing, annual hourly and salary pay adjustments and increased medical insurance expenses. The other non-interest expenses were relatively constant for the three and nine month period ended September 30, 1997 versus 1996.


Table 6 Nonperforming Assets (in thousands)

                                                  Nine Months Ended September 30, 1997 and 1996
                                                                  1997            1996
                                                                 ------          -----
Nonaccrual loans .............................................   $  189         $   811
90 days or more past due & still accruing ....................      492             450
                                                                 ------          ------

     Total Nonperforming Loans ...............................      681           1,261

Other real estate ............................................        0               0
                                                                 ------          ------

    Total Nonperforming Assets ...............................   $  681         $ 1,261
                                                                 ======          ======

Nonperforming loans as a percent of total loans ..............      .42%           .85%
Nonperforming loans as a percent of total assets..............      .42%           .85%
Nonperforming loans as a percent of the loan loss reserve.....    26.85%         50.34%

Table 7 Loan Loss Experience (in thousands)


                                                                     Nine Months and Three Months Ended September 30,
                                                                                      1997 and 1996

                                                                       Nine Months                     Three Months
                                                                  1997             1996            1997            1996
                                                                 ------           ------          ------          -----
Loans:
   Average daily balance of loans for the period.......        $153,439         $147,454        $159,169        $149,434
   Amount of loans outstanding at end of period........        $160,859         $148,952        $160,859        $148,952
Allowance for loan losses:
   Balance at beginning of period......................        $  2,376         $  2,305        $  2,505        $  2,498
   Loans charged off:
      Real estate......................................               0                0               0               0
      Commercial.......................................               0                0               0               0
      Consumer.........................................              80               42              55              19
                                                             ----------      -----------      ----------      ----------
        Total charge-offs..............................              80               42              55              19
   Recoveries of loans previously charged off
      Real estate......................................               0               56               0               0
      Commercial.......................................             218              152              83               7
      Consumer.........................................              22               34               3              19
                                                            -----------      -----------      ----------      ----------
         Total recoveries..............................             240              242              86              26
                                                             ----------       ----------      ----------      ----------
   Net loans charged off (recoveries)..................            (160)            (200)            (31)             (7)
   Additions to allowance charged to operations........               0                0               0               0
                                                             ----------       ----------      ----------       ---------
         Balance at end of period......................        $  2,536         $  2,505        $  2,536        $  2,505
                                                              =========        =========       =========       =========
Ratios:
   Net loans charged off to avg loans outstanding......           -.10%            -.14%           -.02%            .00%
   Allowance for loan losses to loans outstanding......           1.58%            1.68%           1.58%           1.68%

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                       Nine Months and Three Months Ended September 30, 1997 and 1996

                                                             Nine Months                                Three Months
                                                            -------------                              -------------
                                                    1997                   1996               1997                    1996
                                                   ------                 ------             ------                  -----
Noninterest bearing demand...........     $  22,007               $  19,049              $  23,161              $  20,080
MMDA/Savings and NOW accounts........        63,498     3.00%        61,035     2.99%       63,944     3.04%       63,213     2.95%
Time.................................        89,023     5.67%        89,234     5.59%       92,070     5.73%       87,349     5.56%
                                           --------     -----      --------     -----     --------     -----     --------     -----
    Total Deposits...................      $174,528     3.99%      $169,318     4.02%     $179,175     4.03%     $170,642     3.94%
                                           ========     =====      ========     =====     ========     =====     ========     =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of September 30, 1997:

                                                Amount
Three months or less.........................  $ 2,528
Over 3 months through 6 months...............      941
Over 6 months through 1 year.................    3,575
Over 1 year..................................    2,870
                                               -------
                                               $ 9,914

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $17,162,000, 7.89% to $234,688,000 from December 31, 1996 to September 30, 1997. The significant changes were an increase in loans of $13,696,000, a 9.47% increase, cash and cash equivalents increased $1,580,000, 23.24% which was a result of additional Federal Funds sold. Deposits increased $11,575,000, 6.80% to $181,796,000. Non-interest bearing deposits decreased $42,000 and interest bearing deposits increased $11,616,000. Securities sold under agreements to repurchase increased $2,132,000 and borrowed funds increased $2,200,000.


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

     Cash and cash equivalents equaled 3.57% of total assets as of September 30, 1997 versus 3.13% as of December 31, 1996. For the nine month period ending September 30, 1997, $2,790,000 in net cash was provided from operations, investing activities used $14,571,000, and financing activities provided $13,361,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $1,580,000 increase in cash and cash equivalents during the nine month period ending September 30, 1997.

     The Corporation's liquidity is considered adequate by management.


CAPITAL

     The capital of the Corporation consists of common stock, additional paid in capital, retained earnings and net unrealized gain (loss) on available for sale securities. For the nine month period ending September 30, 1997 capital increased $1,163,000, which includes a $139,000 unrealized gain on investment securities available for sale.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1997:


Table 9 Capital Resources (in thousands)

                                                                 As of September 30, 1997 and 1996
                                                 Regulatory Requirements
                                             Adequately              Well
                                            Capitalized          Capitalized              1997                 1996
                                            -----------          -----------              ----                 ----
Tier 1 capital........................                                                   $35,616              $33,977
Tier 2 capital.........................                                                    2,175                2,006
  Total qualifying  capital............                                                  $37,791              $35,983

Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                  15.46%               15.70%
Tier 1 risk-based capital..............          4%                   6%                  20.51%               21.24%
Total risk-based capital...............          8%                  10%                  21.77%               22.49%

PART II - OTHER INFORMATION

    Item 6 Exhibits and Reports on Form 8-K

    (a)  Exhibits -

         27 Financial Data Schedule

    (b)  Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.



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


DATE:    November 12, 1997