Form 10-K
period 1997-12-31
O A K FINANCIAL CORP
filed 1998-03-20
CIK 1038459

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-22461

                          O.A.K. FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                    38-2817345
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2445 84th Street, S.W., Byron Center, Michigan                 49315
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (616) 878-1591

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value
                                (Title of Class)
                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on a per share price of $69 as of March 1, 1998, was $55,230,291 (common stock, $1.00 par value). As of December 31, 1997, there were outstanding 1,000,000 shares of the Company's Common Stock ($1.00 par value).


Documents Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1998 are incorporated by reference into Part III of this report.

Item 1.  Business.

     O.A.K. Financial Corporation (the "Company"), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of Byron Center State Bank (the "Bank"), a Michigan banking corporation. The Company was formed in 1988 for the purpose of acquiring all of the common stock of the Bank in a shareholder approved reorganization, which became effective October 13 of 1988.

     The Bank was originally organized in 1921 as a Michigan banking corporation. As of December 31, 1997, the Bank had approximately 104 full-time and part-time employees. None of the Bank's employees are subject to collective bargaining agreements. The Company does not directly employ any personnel. The principal executive offices of the Company and the Bank are located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank's main office is located in Byron Center and it serves other communities with branch offices in Dorr, Grand Rapids, Grandville, Hudsonville, Jamestown and Moline. The Bank's offices are located in the southwestern portion of Kent County, the southeastern portion of Ottawa County and the northern portion of Allegan County.

     The area in which the Bank's offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing urban population as the Grand Rapids Metropolitan Area expands south and west. The populations of the cities in which the Bank's offices are located are approximately as follows: Byron Center - 1,000; Dorr - 1,450; Grand Rapids - 189,125; Grandville - 15,620; Hudsonville - 6,170; Jamestown - 300; Moline - 800.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These traditional consumer services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler's checks, night depository, safe deposit boxes and U.S. Savings Bonds. Currently, the Bank does not offer trust services. The Bank maintains correspondent relationships with major banks in Detroit and Grand Rapids, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large commercial loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 1997, the Bank's certificates of deposits of $100,000 or more constituted approximately 6% of total deposit liabilities. The Bank's deposits originate primarily from its service area, and the Bank does, on a very limited basis, obtain large deposits from outside this area.

     The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 74.1% and 74.8% of total revenues for the periods ended December 31, 1997, and December 31, 1996, respectively. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 18.6% and 19.2% of total revenues in 1997 and 1996. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer and commercial loans to customers in its market. 69.6 percent of the Bank's loan portfolio is in fixed rate loans as of December 31, 1997. Most of these loans, approximately 91.7%, mature within five years of issuance. Approximately $9,757,000 in loans (or roughly 5.8% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. 40.9 percent of the Bank's interest-bearing deposits are held in savings, NOW and MMDAs, all of which are variable rate products. Of the $93,568,000 in certificates, approximately $65,980,000 mature within one year, with the balance maturing within a five year period.

     Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant's capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved within the limits of each lending officer's authority. Loan requests in excess of $750,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.

     As described in more detail in Table 20 on page 27, the Bank's ratio of rate sensitive assets to rate sensitive liabilities as of December 31, 1997, was a 23% positive gap, compared to a 4% negative gap at December 31, 1996. As indicated on page 27, the entire balance of savings, NOW, and MMDAs are not categorized as 0 to 3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experiences.

     The Bank sells participations in commercial loans to other financial institutions approved by the Bank, for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank has also sold student loans and regularly sells fixed rate and conforming adjustable rate residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank's loan portfolio. The Bank has the ability to purchase loans which meet its normal credit standards.

     The Bank's investment policy is considered to be generally conservative. It provides for unlimited investment in U.S. government bonds, with the maximum size of a single purchase limited to $3,000,000 and a maximum maturity of fifteen years. Municipal bonds with an A rating or better may be purchased to provide nontaxable income, with the maximum life of municipal bonds limited to ten years. Nonrated bonds may be purchased from local communities that are familiar to the Bank, with a maximum block size of a single purchase limited to $250,000. Investments in states other than Michigan may not exceed 10% of the municipal portfolio, and investments in a single issuer may not exceed 5% of equity capital. Mortgage backed securities, which are fully collateralized by securities issued by government sponsored agencies, may be purchased in block sizes of up to $3,000,000, provided the average life expectancy does not exceed ten years.

     In addition, certain collateralized mortgage obligations may be purchased if their average life does not exceed five years. In addition to these referenced thresholds affecting the acquisition of investment securities, holdings of approved "non high-risk mortgage securities" are required to be "stress tested" at least annually. The acquisition of "high-risk mortgage securities" is prohibited. In no case may the Bank participate in such activities as gains trading, "when-issued" trading, "pair offs," corporate settlement of government and agency securities, repositioning repurchase agreements, and short sales. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Bank's Board of Directors.

Bank Competition

     The Bank has seven offices, one within each of the communities it serves. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Comerica Bank, NBD Bank, Old Kent Bank, First of America Bank, Huntington Bank, Michigan National Bank and United Bank of Michigan. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company, with the exception of United Bank of Michigan. Based on deposit information as of June 30, 1996, the Bank holds approximately 1.8% of deposits in the Kent County market, 1.3% of deposits in the Ottawa County market, and 4% of the deposits in the Allegan County market. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

     The financial services industry continues to be increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs and the types and quality of services provided. The deregulation of the financial service industry has led to increased competition among banks and other financial institutions for a significant portion of funds which have traditionally been deposited with commercial banks. Competition within the Bank's markets has been relatively stable within the past several years. Management continues to evaluate the opportunities for the expansion of products and services, such as trust services, and additional branching opportunities.

Growth of Bank

     The following table sets forth certain financial information regarding the growth of the Bank (and accordingly, excludes holding company data):

                                                                     Balances as of December 31,
                                                                         (in thousands)
==========================================================================================================================
                                                 1997              1996            1995             1994            1993
                                                 ----              ----            ----             ----            ----
Total Assets                                    $241,283         $216,755        $210,307         $187,079        $176,858
Loans, Net of Unearned Income                    168,953          145,069         142,813          127,286         115,176
Securities                                        59,988           57,302          56,702           45,598          47,383
Noninterest-Bearing Deposits                      26,459           23,807          19,211           16,478          16,088
Interest-Bearing Deposits                        158,244          146,442         150,807          134,603         128,128
Total Deposits                                   184,703          170,249         170,018          151,081         144,216
Stockholders' Equity                              35,107           34,744          31,979           27,728          25,772
====================================== =================  =============== ===============  =============== ===============

     The Main Office in Byron Center began in a small 600 square foot building in 1921. It was expanded to 1,100 square feet in 1954. In 1965 the Bank moved next door to a new 10,000 square foot building. In 1987 construction of another new building of 30,000 square feet was begun. The Main Office moved to this facility in 1988 and currently occupies this space. The Bank's first branch was opened in 1963 when the bank refitted an old bank building in Jamestown. The building was once a bank which closed during the Great Depression. The Bank's next branch was opened in Cutlerville in 1972. The original 2,500 square foot building was expanded with a 1,000 square foot addition in 1987. The Bank's Dorr office was opened in 1986 at the site of the Hillcrest Mall. It is a 2,500 square foot facility with a 2,500 square foot storage basement. In 1991, the Bank opened its branch in Hudsonville. The Bank maximized this site for future expansion with a 10,000 square foot building. The Bank occupies 2,500 square feet while the remainder is rented to various office use tenants. During 1995, the Bank purchased and remodeled a former bank branch in Grandville. Also, the same year, the Bank purchased from First of America a building and the deposits of its Moline branch. Currently, the Bank operates three off-site ATMs. The Bank leased space at 10500 Chicago Drive in Zeeland, Michigan for its next branch which is expected to open in March 1998.

     It also has a future branch site in Wyoming with tentative plans to build in 1999. This site is just off a future interchange of the proposed Southbelt Expressway.

                           SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Financial Institutions Bureau ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

     General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

     The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

     In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk- based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues are received by it in the form of dividends paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank's ability to pay dividends. See "SUPERVISION AND REGULATION - The Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company is authorized to issue preferred stock but it has no current plans to issue any such preferred stock.

The Bank

     General. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. For 1997, the Bank paid $26,753 in BIF insurance assessments, representing a premium of .02%.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Bank's formation, the Bank was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                           Total                  Tier 1
                                           Risk-Based             Risk-Based
                                           Capital Ratio          Capital Ratio           Leverage Ratio
Well capitalized                           10% or above           6% or above             5% or above
Adequately capitalized                       8% or above          4% or above             4% or above
Undercapitalized                           Less than 8%           Less than 4%            Less than 4%
Significantly undercapitalized             Less than 6%           Less than 3%            Less than 3%
Critically undercapitalized                          --                     --            A ratio of tangible
                                                                                          equity to total assets
                                                                                          of 2% or less

     As of December 31, 1997, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

     Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

Item 2.  Properties.

     The Bank operates from seven facilities, located in seven communities, in Kent, Ottawa and Allegan Counties, Michigan. The Bank's main office is located at 2445 84th Street, S.W., Byron Center, Michigan. This facility is a two story 30,000 square foot building constructed in 1988. The Bank's branch offices in Dorr, Grand Rapids, Grandville, Hudsonville, Jamestown and Moline are all single story facilities ranging in size from 1,100 square feet to 10,000 square feet. All of the properties are owned by the Bank. The Bank is in the process of renovating a leased office space at 10500 Chicago Drive, Zeeland, Michigan, which will open in March 1998.

Item 3.  Legal Proceedings.

     Neither the Company nor the Bank are involved in any legal proceedings other than routine litigation incidental to the ordinary conduct of the business of the bank, none of which would result in a material impact on the Company or the Bank, individually or in the aggregate, in the event of an adverse outcome.

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

Additional Item - Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's officers as of December 31, 1997:

                                                                                                   Year Became
            Name                  Age                   Position with Company                      an Officer
John A. Van Singel                 43     President, CEO and director of the Company                  1976
                                          and the Bank
Lois Smalligan                     65     Director of the Company and the Bank, Vice                  1975
                                          President of the Bank
John Peterson                      49     Executive Vice President of the Bank                        1983
Forrest Bowling                    49     Vice President of the Bank                                  1988
Martin Braun                       42     Vice President of the Bank                                  1988









                           [INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional sales through brokers and direct sales by shareholders of which the Company's management is aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at prices in excess of book value. From January 1, 1996, through December 31, 1997, there were, so far as the Company's management knows, 110 sales of shares of the Company's Common Stock, involving a total of 73,295 shares. The price was reported to management in only a few of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known by management to be paid was $70.00 per share in the fourth quarter of 1997 and the first quarter of 1998, and the lowest price was $52.00 per share in the third quarter of 1996. To the knowledge of management, the last sale of Common Stock occurred on February 10, 1998, involving the sale of 194 shares at a price of $70.00 per share. The per share information has been adjusted for the July 1, 1996 10% stock dividend.

     The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1996 and 1997 and through February 10, 1998, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                                 Cash
                                                         Sales Prices                      Dividends Declared

                 1996                             High                       Low
                 ----                             ----                       ---
First Quarter.........................            $  49.09                   $  49.09
Second Quarter........................               61.60                      60.50                  $.44
Third Quarter.........................               58.00                      52.00
Fourth Quarter........................               58.00                      53.00                  $.50
                 1997                             High                       Low
First Quarter.........................            $  63.00                   $  56.00                 $2.00 (1)
Second Quarter........................               65.00                      63.00                  $.53
Third Quarter.........................               68.00                      63.00
Fourth Quarter........................               70.00                      68.00                  $.57
                 1998                             High                       Low
First Quarter.........................            $  70.00                   $  69.00                 $1.00 (2)

(1) A special dividend of $2.00 per share.

(2) A special dividend of $1.00 per share.

     There are 2,000,000 shares of the Company's Common Stock authorized, of which 1,000,000 shares were issued and outstanding as of February 28, 1998. There were approximately 620 shareholders of record, including trusts and shares jointly owned, as of that date. No warrants or options exist for the purchase of additional stock of the Company.

     The holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid on a semi-annual basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and the Bank to pay dividends is subject to regulatory restrictions and requirements. See the discussion under "Business-Supervision and Regulation" above.










                           [INTENTIONALLY LEFT BLANK]

Item 6.  Selected Financial Data.

                 SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                      Year Ended December 31,
                                                  1997            1996             1995             1994             1993
                                                  ----            ----             ----             ----             ----
Income Statement Data:
  Interest income                             $  18,624       $  17,502        $  16,268        $  14,082        $  12,773
  Interest expense                                7,693           7,181            6,637            5,371            5,118
  Net interest income                            10,931          10,321            9,631            8,711            7,655
  Provision for loan losses                          50               0              275              170              510
  Noninterest income                              1,542           1,075              919              665            1,523
  Noninterest expenses                            5,782           5,169            4,511            4,097            3,761
  Income before federal                           6,641           6,227            5,764            5,109            4,907
    income taxes
  Net income                                      4,626           4,375            4,004            3,680            3,396
Per Share Data(1):
  Net income                                       4.60            4.35             3.98             3.66             3.38
  Cash dividends declared                          3.10             .94              .82              .67              .67
  Book Value                                      36.91           35.32            32.24            27.51            25.55
  Weighted average shares
outstanding (1)                                   1,005           1,007            1,010            1,014            1,015
Balance Sheet Data:
  Total assets                                 $243,088        $217,527         $210,880         $187,244         $176,914
  Loans, net of unearned income                 168,953         145,069          142,813          127,286          115,176
  Allowance for loan losses                       2,565           2,376            2,305            2,056            2,049
  Deposits                                      184,700         170,221          170,012          151,074          144,111
  Stockholders' equity                           36,915          35,544           32,559           27,900           25,932
Ratios:
  Tax equivalent net interest
  income to average earning
  assets                                          5.24%           5.23%            5.42%            5.24%            5.09%
  Return on average equity                        13.08           12.87            13.21            13.64            13.84
  Return on average assets                         2.03            2.03             2.07             2.02             2.02
  Nonperforming loans to
  total loans                                      0.14            0.82             0.66             0.24             0.63
  Tier 1 leverage ratio                           15.03           15.97            15.42            15.36            15.45
  Dividend payout ratio                           67.35           21.54            18.75            16.77            14.56
  Equity to asset ratio                           15.19           16.34            15.44            14.90            14.66

(1)      At year end.

ITEM 7.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     The following financial review presents management's discussion and analysis of consolidated financial condition and results of operations during the period of 1995 through 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Summary

     The Company and its subsidiary bank, Byron Center State Bank, consistently have been ranked as a high performance community bank by various bank rating companies. The Company has had twelve consecutive years of returns on average assets of over 2%. The Company's capital ratio of 15.03% makes it one of the strongest capitalized community banks in the State of Michigan.

     To achieve this status, the Company has relied on years of continuous improvements in a business culture that emphasizes quality assets, managed in an efficient manner so as to minimize the cost of overhead. Technology has also been a key component to the Company's success and will remain an important tool that will help management deliver more services and manage more assets at a lower cost to support these functions.

     The Company has a surplus of capital. The Board of Directors has made it a priority to make more efficient use of capital. The primary emphasis is re-leveraging capital through aggressive yet careful growth. This is expected to be accomplished through competitive, cost effective products and services, efficiently delivered without compromising the Bank's risk and underwriting standards. The Company has also had limited success in redeeming shares of common stock. The Company has increased its dividend pay-out ratio over the years from 15% in 1993 to 67% in 1997. However, the 1997 ratio reflects a special one time $2.00 per share cash dividend paid out in January 1997. Effective January 22, 1998, the Board of Directors declared a $1.00 per share special cash dividend resulting in a return of $1,000,000 in excess capital to the stockholders.

Results of Operations

Table 1  Earnings Performance (in thousands, except per share data)

                                                               Year Ended December 31
                                                       1997             1996             1995
                                                       ----             ----             ----
Net Income..................................          $4,626           $4,375           $4,004
  Per share of common stock.................            4.60             4.35             3.98

Earnings ratios:
  Return on average assets..................           2.03%            2.03%            2.07%
  Return on average equity..................           13.08            12.89            13.21

Net Interest Income

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 - Interest Yields and Costs (in thousands)

                                                                Year ended December 31,

                                         1997                                1996                                 1995
                              Average                  Yield/     Average                  Yield/      Average                Yield/
                              Balance      Interest     Cost      Balance      Interest     Cost       Balance      Interest    Cost
Assets:
Fed. funds sold               $   1,197  $       67      5.60%  $    2,483    $    133     5.36%    $    1,850     $    108    5.81%
Securities:
  Taxable                        41,684       2,696      6.47       39,831       2,524      6.34        32,540        1,982    6.09
  Tax-exempt                     16,681       1,373      8.23       14,875       1,283      8.63        15,174        1,355    8.93
Loans(1)(2)                     156,657      14,887      9.50      147,529      13,952      9.46       135,557       13,232    9.76
                              ---------    --------              ---------    --------               ---------     --------
Total earning assets/total
 interest income                216,219     $19,023      8.80      204,718     $17,892      8.74       185,121      $16,673    9.01
                                             -------                           -------                              -------
Cash and due from banks           4,956                              4,474                               3,917
Unrealized Gain(Loss)               289                                420                                (293)
All other assets                  8,427                              7,999                               7,048
Allowance for loan loss         (2,477)                            (2,462)                              (2,187)
                            -----------                         ----------                          ----------
  Total assets                 $227,414                           $215,149                            $193,606
                               ========                           ========                            ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts    $  63,927    $  1,927     3.01%    $  62,076    $  1,854      2.99%    $  57,751     $  1,892    3.28%
Time                             90,180       5,131      5.69       87,885       4,916      5.59        80,319        4,419    5.50
Fed Funds Purchased               9,038         369      4.08        8,004         301      3.76         4,304          166    3.86
Other Borrowed Money              4,443         266      5.99        1,893         110      5.81         2,843          159    5.59
                             ----------   ---------             ----------   ---------               ---------
Total interest bearing
   liabilities/total
   interest expense             167,588    $  7,693      4.59      159,858    $  7,181      4.49       145,217     $  6,637    4.57
                                            --------                          --------                             --------
Noninterest bearing deposits     22,764                             19,762                              16,744
All other liabilities             1,773                              1,543                               1,328
Stockholders' Equity:
Unrealized Holding Gain(Loss)       191                                277                               (192)
Common Stock, Surplus,
  Retained Earnings              35,098                             33,709                              30,509
                              ---------                          ---------                          ----------
Total liabilities and
  stockholders' equity         $227,414                           $215,149                            $193,606
                               ========                           ========                            ========

Interest spread                             $10,931     4.21%                  $10,321     4.25%                   $  9,631    4.44%
                                                        =====                              =====                               =====
Net interest income-FTE                     $11,330                            $10,711                              $10,036
                                            =======                            =======                              =======
Net Interest Margin as
  a Percentage of Average
  Earning Assets - FTE                                  5.24%                              5.23%                               5.20%
                                                        =====                              =====                               =====

(1) Nonaccruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees totaling $249,067 in 1997 and $263,376 in 1996 and $265,562 in 1995.

     Net interest income is the principal source of income for the Company. Tax equivalent net interest income increased $619,000 to $11,330,000, a 5.78% increase from the same period in 1996. In the prior year, tax equivalent net interest income increased by 6.7% to $10,711,000 from $10,036,000 in 1995.

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

Table 3 - Change in Tax Equivalent Net Interest Income (in thousands)

                                             1997 Compared to 1996                        1996 Compared to 1995
                                            -----------------------                       ---------------------

                                                   Amount of                                    Amount of
                                              Increase/(Decrease)                          Increase/(Decrease)
                                               Due to Change In                              Due to Change In
                                                                     Net                                           Net
                                                                    Amount                                       Amount
                                                                      of                                           of
                                                    Average       Increase/                      Average        Increase/
                                     Volume          Rate         (Decrease)       Volume          Rate        (Decrease)
Interest Income
Federal funds sold..............       $   (72)       $      6        $   (66)       $     34     $      (8)        $    26
Securities:
   Taxable......................            120             52             172            462             80            542
   Tax Exempt                               149           (59)              90           (26)           (46)           (72)
Loans...........................            867             68             935          1,133          (413)            720
                                       --------       --------        --------        -------     ----------       --------
Total interest income...........          1,064             67           1,131          1,603          (387)          1,216
                                        -------       --------         -------        -------     ----------        -------
Interest Expense
Interest bearing deposits:
   Savings/NOW Accounts.........             56             17              73            129          (167)           (38)
   Time.........................            131             84             215            423             74            497
   Fed Funds Purchased..........             42             26              68            139            (4)            135
   Other Borrowed Money.........            152              4             156           (55)              6           (49)
                                       --------      ---------        --------     ----------    -----------      ---------
   Total Interest Expense.......            381            131             512            636           (91)            545
                                        -------        -------        --------       --------     ----------        -------
Net interest income (FTE).......         $  683      $    (64)         $   619        $   967       $  (294)        $   671
                                         ======      =========         =======        =======       ========        =======

     The Company's commitment to reinvesting in its communities is evident in its ratios of loans to assets and loans to deposits, which are generally greater than the comparable ratios of the Company's peers. This in turn translates into above peer net interest margin. (Based on FFIEC uniform bank performance report.)

     Net interest income as a percent of total interest income FTE was 59.6%, 59.9% and 60.2%, for 1997, 1996 and 1995 respectively. Net interest margin was 5.24%, 5.23% and 5.20% for the same periods.

     Interest from loans represents 78.3%, 78.0% and 79.4% of total interest income for 1997, 1996 and 1995 respectively. Net interest income is strongly influenced by results of the Bank's lending activities.

     Total interest expense increased 7.1% from 1996 to 1997 and also increased 8.2% from 1995 to 1996, the variances are detailed in table 3. Cost of funds are influenced by economic conditions and activities of the Federal Reserve. The Bank's asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.


Table 4 - Composition of Average Earning Assets and Interest Paying Liabilities

                                                                          Year ended December 31
                                                               1997                1996                1995
                                                               ----                ----                ----
As a percent of average earning assets
  Loans......................................                 72%                 72%                 73%
  Other earning assets.......................                 28%                 28%                 27%
                                                            -----               -----               -----
     Average earning assets..................                100%                100%                100%

  Savings and NOW accounts...................                 38%                 39%                 40%
  Time deposits..............................                 54%                 55%                 55%
  Other borrowings...........................                  8%                  6%                  5%
                                                            -----               -----               -----
     Average interest bearing liabilities....                100%                100%                100%

Earning asset ratio..........................                 95%                 95%                 96%

Table 5 - Noninterest Income (in thousands)

                                                                                 Year Ended December 31
                                                                    ----------------------------------------
                                                                 1997                 1996                 1995
                                                                 ----                 ----                 ----
Service charges on deposit accounts .........                $  527               $  529                  $492
Net gains (losses) on asset sales:
  Loans......................................                   414                  133                   105
  Securities.................................                    66                   13                    (4)
Other........................................                   535                  400                   326
                                                            -------              -------                ------
     Total noninterest income................                $1,542               $1,075                  $919
                                                             ======               ======                  ====

Non-interest Income

     Non-interest income consists of service charges on deposit accounts, service fees, gains on investment securities available-for-sale and gains from sales of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company retains the servicing rights on these loans. Non-interest income increased $467,000 or 43% for 1997 versus 1996. The increase was primarily due to a $281,000 increase in gains on real estate mortgage loan sales, a $139,000 increase in brokerage and annuity commissions and a $53,000 increase on gains of securities available-for-sale.

Table 6  Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

                                                                              Year ended December 31
                                                               ------------------------------------------
                                                                1997                 1996                  1995
                                                                ----                 ----                  ----
Real estate mortgage loan originations.......              $39,112              $40,934                $34,585
Real estate mortgage loan sales..............               20,567               21,784                 16,655
Real estate mortgage loans servicing
    rights sold..............................                    0                    0                      0
Net gains on the sale of real
    estate mortgage loans....................                  414                  133                    105
Net gains as a percent of real
    estate mortgage loan sales...............                2.01%                0.61%                  0.63%

     Net gains on the sale of real estate mortgage loans totaled $414,000, $133,000 and $105,000 in 1997, 1996 and 1995 respectively. The increase from 1996 to 1997 of $281,000 was a result of adopting FASB 125 and a more favorable interest rate environment. The increases from 1995 to 1996 were obtained by increased loan originations and favorable interest rates.

     The Bank sells the majority of its fixed-rate obligations. Such loans are sold without recourse. The Bank retains servicing rights on real estate mortgage loans sold. The impact of new accounting standards in 1996 (see Discussion of SFAS No.'s 122 and 125 in Notes to Consolidated Financial Statements) has been and is expected to continue to be insignificant to the Company's consolidated financial position and results of operations.

Noninterest Expense

Table 7 - Noninterest Expense (in thousands)

                                                                        Year ended December 31
                                                              -----------------------------------------
                                                             1997                 1996                  1995
                                                             ----                 ----                  ----
Salaries and employee benefits...............               $3,028               $2,650                 $2,170
Occupancy and equipment......................                  897                  845                    788
FDIC assessment..............................                   27                   17                    176
Postage......................................                  129                  104                     93
Printing and supplies........................                  118                  132                    122
Marketing....................................                  163                  161                    131
Michigan Single Business Tax.................                  220                  197                    172
Other........................................                1,200                1,063                    859
                                                            ------              -------                -------
  Total noninterest expense..................               $5,782               $5,169                 $4,511
                                                            ======               ======                 ======

     Table 7 lists the Bank's most significant noninterest expenses.

     Non-interest expense increased $613,000 or 11.9% for 1997 versus 1996. Salaries and employee benefits increased $378,000 to $3,028,000, a 14.3% increase which was the major factor for the increase in non-interest expense.

     Non-interest expense increased $658,000 or 14.6% in 1996 versus 1995. Salaries and employee benefits increased $480,000 to $2,650,000, a 22.1% increase which was the major factor for the increase in non-interest expense.

     The 1997 and 1996 increases in salary and employee benefit expense are related to increased staffing, annual hourly and salary pay adjustments and increased medical insurance expenses. The increased staffing is a long term initiative that will be utilized to improve asset quality, regulatory compliance and build and improve marketing and sales support.

Financial Condition--Summary

     During 1997, total assets increased 11.8% to $243,087,920, deposits increased 8.5% to 184,700,328 and loans grew 16.5% to $168,953,080. The Bank is emphasizing relationship banking and has competed aggressively to obtain deposits and loans. A discussion of changes in balance sheet amounts by major categories follows:

The Loan Portfolio

     The loan personnel of the bank are committed to making quality loans that produce a competitive rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. It is management's intent to maintain a loan to deposit ratio in the 75-85% range, enabling the Company to earn the highest interest rates available on loans. Loan demand in the Bank's service area is expected to remain strong to achieve that goal.

     The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer mortgage activity is substantial; however, only a small portion of these loans are retained for the Bank's own portfolio. The Bank does retain servicing rights on substantially all such sold loans. Over the past six years the Bank has built an eighty-seven million dollar servicing portfolio with the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1997 and 1996, the Bank was servicing loans of $93,000,000 and $82,000,000, respectively, which relate primarily to residential mortgages originated by the Bank. The Bank originated $39,112,000 (441 loans) and $40,934,000 (485 loans) in mortgage loans in 1997 and 1996,respectively, and sold to FHLMC $20,567,000 (233 loans) in 1997 and $21,784,000 (262 loans) in 1996. Repayments and early payoffs were $13,102,000 in 1997 and $17,484,000 in 1996.

     The loan portfolio mix at December 31, 1997 consists of 53% commercial real estate, 23% residential real estate, 16% commercial and 8% consumer installment. The growth rate of the lending portfolio was 1.6% from 1995 to 1996 and 16.5% from 1996 to 1997.

     Nearly 80% of loans are placed within the area the Bank designates as its market for purposes of regulatory Community Reinvestment Act ("CRA") compliance. Nearly all loans are placed within the metropolitan area of Grand Rapids and surrounding communities.

Table 8 - Loan Portfolio Composition (in thousands)

                                                                           Year ended December 31
                                                       1997                      1996                      1995
                                                  Amount         %          Amount          %          Amount         %
Commercial Real Estate.....................       $ 90,005     53           $ 72,280      50           $ 71,690     50
Residential Real Estate....................         38,886     23             33,443      23             33,530     24
Other Commercial...........................         26,380     16             27,452      19             26,912     19
Installment................................         13,682      8             11,894       8             10,681      7
                                                 ---------     --          ---------      --          ---------     --
  Total loans.............................        $168,953    100%          $145,069     100%          $142,813    100%
                                                              ====                       ====                      ====
Less:
Allowance for Loan Losses.................         (2,565)                   (2,376)                    (2,305)
                                                ----------                ----------                 ----------
Total Loans Receivable, Net................      $166,388                   $142,693                   $140,508
                                                 =========                  ========                   ========

     The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. There are 8 levels in the loan authorization procedure depending on the dollar amount of the loan request.

                     $1,600,001 to $4,000,000   Board of Directors
                     $  750,001 to $1,600,000   Executive Loan Committee
                              0 to $  750,000   Loan Committee
                              0 to $  250,000   Class 1 Lender
                              0 to $  150,000   Class 2 Lender
                              0 to $   75,000   Class 3 Lender
                              0 to $   30,000   Class 4 Lender
                           Student Loans Only   Class 5 Lender

     The class of lender is approved by the Bank's Board of Directors. The Board of Directors has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. Periodic reviews are submitted by the loan review officers to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in Table 8.

     The extent of loan quality is demonstrated by the low ratios of nonperforming loans and charge offs as a percentage of the loan portfolio. As referenced in more detail in table 10 below, the Bank's ratio of nonperforming loans to total loans at December 31, 1997 was only .1%. The Bank had net recoveries of $139,000 and $71,000 in 1997 and 1996 respectively, while net charge offs were $26,000 in 1995.

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans which have been in-substance foreclosed, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

Table 9  Maturities and Sensitivities of Loans in Interest Rates

     The following table shows the amount of total loans outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                                    Maturing
                                                                            (in thousands of dollars)
                                                                       After one but
                                                  Within one Year      within five years      After five years        Total
Residential Real Estate..............               $  6,735             $  26,516                $5,635        $ 38,886
Installment..........................                  1,550                11,578                   554          13,682
Commercial Real Estate...............                 13,492                73,173                 3,340          90,005
Other Commercial.....................                 15,457                10,587                   336          26,380
                                                  ----------            ----------              --------        --------
      Totals.........................                $37,234              $121,854                $9,865        $168,953
                                                     =======              ========                ======
Allowance for Loan Losses............                                                                            (2,565)
                                                                                                              ----------
Total Loans Receivable, Net..........                                                                           $166,388
                                                                                                                ========

     Below is a schedule of the amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                                       Interest Sensitivity
                                                                                    (in thousands of dollars)
                                                                      Fixed Rate            Variable Rate          Total
Due within 3 months....................................               $   4,627              $51,404          $  56,031
Due after 3 months within 1 year.......................                  11,179                    0             11,179
Due after one but within five years....................                  91,986                    0             91,986
Due after five years...................................                   9,757                    0              9,757
                                                                     ----------            ---------              -----
Total..................................................                $117,549              $51,404           $168,953
                                                                       ========              =======
Allowance for Loan Losses..............................                                                         (2,565)
                                                                                                            -----------
Total Loans Receivable, Net............................                                                        $166,388
                                                                                                               ========

Table 10 - Nonperforming Assets(in thousands)

                                                                                            December 31
                                                                             1997              1996              1995
                                                                             ----              ----              ----
Nonaccrual loans................................................            $  105            $1,080              $835
90 days or more past due & still accruing.......................               132               114               111
                                                                           -------               ---               ---
    Total nonperforming loans...................................               237             1,194               946
Other real estate...............................................                45                 0                 0
                                                                          --------            ------            ------
    Total nonperforming assets..................................            $  282            $1,194              $946
                                                                            ======            ======              ====

Nonperforming loans as a percent of total loans.................             0.14%             0.82%             0.66%
Nonperforming assets as a percent of total loans................             0.17%             0.82%             0.66%
Nonperforming loans as a percent of the allowance                                                50%               41%
    for loan losses.............................................                9%

     Nonperforming loans equal 9% of the Bank's allowance for loan losses as of December 31, 1997, management believes that the allowance for loan losses is adequate for these loans and the remainder of the lending portfolio. As of December 31, 1997 there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Company's liquidity, capital or operations.

     It is expected that the $105,000 in non-accrual loans and the $45,000 in other real estate will be liquidated without loss in 1998.

     The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 1997, 1996, and 1995 had those loans been accruing interest in accordance with the original terms of the loan agreement (pro forma interest) and the amount of interest income actually included in net interest income for those years.

Table 11 - Foregone Interest on Non-Performing Loans

                                                             For the Year Ended December 31
                                                                     (in thousands)
                                              1997                            1996                            1995
                                  Non-accrual     Restructured    Non-accrual       Restructured     Non-accrual    Restructured
Pro forma interest                      $11             $25            $212            $  -            $103            $  -
Interest earned                           8              25              11               -               1               -
                                      -----            ----           -----           -----            ----           -----
Foregone interest income               $  3            $  0            $201               -            $102               -
                                       ====            ====            ====           =====            ====           =====

Table 12 - Loan Loss Experience(in thousands)

     The following is a summary of loan balances at the end of each period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                                       Year ended December 31
                                                                              1997              1996             1995
                                                                              ----              ----             ----
Loans:
  Average daily balance of loans for the year....................          $155,286          $146,052          $135,282
  Amount of loans outstanding at end of period...................          $168,953          $145,069          $142,813

Allowance for loan losses:
  Balance at beginning of year...................................         $   2,376         $   2,305         $   2,056
  Loans charged off:
    Real estate..................................................                 0                 0                 0
    Commercial...................................................                 0               108                25
    Consumer.....................................................               124                71                75
                                                                          ---------         ---------         ---------
        Total charge-offs........................................               124               179               100
  Recoveries of loans previously charged off:
    Real estate..................................................                 0                56                 3
    Commercial...................................................               224               157                57
    Consumer.....................................................                39                37                14
                                                                          ---------         ---------        ----------
        Total recoveries.........................................               263               250                74
                                                                           --------         ---------        ----------

  Net (recoveries) charge off....................................             (139)              (71)                26
  Additions to allowance charged to operations...................                50                 0               275
                                                                         ----------       -----------        ----------
        Balance at end of year...................................          $  2,565         $   2,376         $   2,305
                                                                           ========         =========         =========

Ratios:
  Net (recoveries) charge offs...................................           (.09% )            (.05%)              .02%
  Allowance for loan losses to loans outstanding at year end.....             1.52%             1.64%             1.61%

Table 13 - Allocation of the Allowance for Loan Losses

     The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                Year ended December 31
                                            1997                           1996                          1995
                                            ----                           ----                          ----
                                                  % of each                      % of each                     % of each
                                                  category                       category                      category
                                   Allowance      to total       Allowance       to total       Allowance      to total
                                    Amount          loans          Amount          loans         Amount          loans
Commercial.....................          $1,895          1.1%          $1,734           1.2%          $1,707          1.2%
Real estate mortgages..........             205            .1             188             .1             177            .1
Consumer.......................             179            .1             158             .1             136            .1
Unallocated....................             286            .2             296             .2             285            .2
                                        -------        ------         -------         ------         -------          ----
  Total........................          $2,565           1.5%         $2,376            1.6%         $2,305           1.6%
                                         ======         =====          ======                         ======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

Investment Securities

     Securities are purchased and classified as "available-for-sale." The Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. These securities may be sold to meet the Bank's liquidity needs or to improve the quality of the investment portfolio. The primary objective of the Company's investing activities is to provide for safety of the principal invested. Secondary considerations include earnings, liquidity, and the overall exposure to changes in interest rates. The Company's net holdings of investment securities increased $3.7 million in 1997. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation, GNMA, and FNMA which pay monthly amortized principal and interest payments.

Table 14 - Securities Available for Sale Portfolio

                                                                                       Year Ended December 31
                                                                             1997              1996              1995
                                                                             ----              ----              ----
U. S. Treasury and U.S. Government Agencies.....................         $  39,176          $ 40,048          $ 38,584
State and politicial subdivisions...............................            19,604            15,880            16,312
Other...........................................................             3,013             2,143             2,379
                                                                        ----------         ---------         ---------
                                                                         $  61,793          $ 58,071          $ 57,275
                                                                         =========          ========          ========

     Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.

Table 15 -   Schedule of  Maturities  of  Investment  Securities  and Weighted
             Average Yields

     The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 1997. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

                                                                        Maturing
                                                                 (Dollars in Thousands)
                                                                                                               Investments With
                          Due Within              One to                Five to               After             No Contractual
                           One Year             Five Years             Ten Years            Ten Years              Maturity
                     Estimated              Estimated             Estimated             Estimated             Estimated
                       Market      Avg.      Market       Avg.     Market       Avg.     Market      Avg.      Market      Avg.
                       Value       Yield      Value      Yield      Value      Yield      Value     Yield       Value     Yield
Available for Sale:
U.S. Treasury
and U.S.
Government
Agencies                $      -         -     $   453     6.28%    $  7,373     6.70%     $31,350    6.74%     $      -        -
States and
Political
Subdivisions               2,458     9.53%       6,102     9.68%       6,394     7.79%       4,650    7.66%            -        -
Other Securities               -         -           -         -           -         -           -        -        3,013    7.11%
                         -------             ---------            ----------            ----------               -------
                          $2,458     9.53%      $6,555     9.43%     $13,767     7.20%     $36,000    6.86%       $3,013    7.11%

Deposits

     Deposits are gathered from the communities the Bank serves, Lately the Bank has emphasized relationship marketing to reinforce the core nature of its deposit base.

     Table 16 indicates a relatively stable base of deposits spread over the Bank's product lines. Average total deposits grew 4.2% from 1996 to 1997 and grew 9.6% from 1995 to 1996. The increase from 1995 to 1996 resulted primarily from the $10,000,000 deposits only acquisition of the Moline Branch from First of America Bank. The increase in 1997 resulted primarily in gaining market share.

     The Bank is continually enhancing its deposit product. In addition to relationship pricing the Bank has instituted telephone and personal computer banking as new alternatives to customer access. The Bank operates nine automated teller machines, three of which are off-site.

Table 16 - Average Daily Deposits (in thousands)

                                                                               Average for the Year
                                                      1997                          1996                          1995
                                             Amount       % of Assets      Amount       % of Assets      Amount       % of Assets
Noninterest bearing demand..............      $ 22,764         10%        $ 19,762              9%      $ 16,744            9%
NOW accounts............................        12,687          6           11,840              6         10,335            5
MMDA/Savings ...........................        51,240         22           50,236             23         47,416           25
Time....................................        90,180         40           87,885             41         80,319           41
                                             ---------        ----       ---------            ----     ---------           --
   Total Deposits.......................      $176,871         78%        $169,723             79%      $154,814           80%
                                              ========         ===        ========             ===      ========           ===

Table 17 - Average Deposit Balances

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                                Average for the Year

                                                      1997                          1996                          1995
                                            Average         Average        Average        Average        Average        Average
                                            Balance          Rate          Balance         Rate          Balance         Rate
Noninterest bearing demand..............      $ 22,764                   $ 19,762                     $  16,744
NOW Accounts............................        12,687        2.44%        11,840           2.44%        10,335          2.43%
MMDA/Savings............................        51,240        3.16         50,236           3.11         47,416          3.46
Time....................................        90,180        5.69         87,885           5.99         80,319          5.50
                                             ---------       -----       --------          ------     ---------          ----
   Total Deposits.......................      $176,871        3.99%      $169,723           3.99%      $154,814          4.08%
                                              ========                   ========                      ========

Table 18 - Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1997:

                                                                           Amount
        Three months or less.............................                  $2,923
        Over 3 months through 6 months...................                   2,083
        Over 6 months through 1 year....................                    3,125
        Over 1 year......................................                   3,236
                                                                          -------
                                                                          $11,367

     The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meets the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates having many options in their terms.

Market Risk

     The Bank complements its stable core deposit base with alternate sources of funds, which includes advances from the Federal Home Loan Bank and on a very limited basis, jumbo certificates of deposit from outside its market area. Management evaluates the funding needs and makes a decision based on current interest rates and terms whether to fund internally or from alternate sources. To date, the Bank has not employed the use of derivative financial instruments in managing the risk of changes in interest rates.

Capital

     A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Table 19 summarizes the Company's regulatory capital and its capital ratios. Also shown are the capital requirements established by the regulatory agencies for adequately and well-capitalized institutions. The Bank's strong capital ratio puts it in the best classification on which the FDIC bases its assessment charge. As capital ratios continue to increase, management is challenged to find ways to effectively administer the Bank's resources.

     In 1997, the Company paid dividends totaling $3,115,620, approximately 67% of earnings. In 1996, the Company paid dividends of $942,389, approximately 22% of earnings, and in 1995 dividends paid were $750,891, approximately 19% of earnings.

     On February 2, 1998, the Company paid a special $1.00 per share dividend. This is in addition to the anticipated regular dividends for 1998. The Company will still remain in all the top regulatory categories for adequately and well-capitalized institutions after paying such dividends.

Table 19 - Capital Resources (in thousands)

                                     Regulatory Requirements                            December 31

                                        Adequately          Well
                                       Capitalized       Capitalized          1997             1996             1995
                                                                              ----             ----             ----
Tier 1 capital.....................                                           $35,689          $34,566          $31,129
Tier 2 capital.....................                                             2,293            1,976            1,923
                                                                            ---------        ---------         --------
  Total qualifying capital.........                                           $37,982          $36,542          $33,052
                                                                              =======          =======          =======

Tier 1 leverage ratio..............             4%                5%           15.03%           15.97%           15.42%
Tier 1 risk-based capital..........             4%                6%           19.48%           21.92%           20.28%
Total risk-based capital...........             8%               10%           20.74%           23.18%           21.54%

Asset/Liability Management

     The Bank's Asset/Liability Management committee ("ALCO") meets regularly to evaluate the Bank's interest rate sensitivity position, address issues of liquidity, and review the interest margin, analyzing causes for changes in net interest income.

     The Bank's Asset/Liability Policy provides that the one year gap position will be plus or minus 25%. During 1997, the Bank's one year gap position averaged a 8% negative gap.

     Management was able to influence the gap by selling fixed rate mortgages, investments/sales of available- for-sale securities that met the criteria that filled the gap position decided by the Asset/Liability Committee.

     The Company's sources of liquidity include principal payments received on loans, maturing investment securities, sale of securities held in the "available for sale" designation, customer deposits, borrowing from the Federal Home Loan Bank of Indianapolis, other bank borrowings, Federal Funds and the issuance of common stock. The Company has ready access to significant sources of liquidity on an almost immediate basis. Management anticipates no difficulty in maintaining liquidity at levels necessary to conduct the Bank's day-to-day business activity.

Table 20 - Asset/Liability Gap Position (in thousands)

                                                                             December 31, 1997
                                                    0-3            4-12             1-5             5+
                                                   Months          Months           Years           Years           Total
Interest earning assets:
  Loans...................................         $56,031        $ 11,179       $  91,986        $  9,757        $168,953
  Securities..............................          11,652           6,182           9,182          34,777          61,793
  Loans held for sale.....................           1,346               0               0               0           1,346
                                                 ---------      ----------     -----------      ----------      ----------
  Total interest earning assets...........          69,029          17,361         101,168          44,534         232,092
                                                  --------        --------       ---------        --------       ---------
Interest bearing liabilities:
  Savings & NOW...........................         $21,498       $       0      $        0       $  43,178       $  64,676
  Time....................................          19,413          46,568          27,587               0          93,568
                                                  --------        --------        --------     -----------       ---------
  Total deposits..........................          40,911          46,568          27,587          43,178         158,244
  Other borrowings........................          13,958               0           6,000               0          19,958
                                                  --------      ----------        --------     -----------       ---------
   Total interest bearing liabilities.....          54,869          46,568          33,587          43,178         178,202
                                                  --------        --------        --------       ---------       ---------
Rate sensitivity gap and ratios:
  Gap for period..........................         $14,160       ($29,207)        $ 67,581        $  1,356
  Cumulative gap..........................          14,160        (15,047)          52,534          53,890
Ratio for period..........................           6.10%        (12.58)%           29.1%            .58%
Cumulative rate sensitive ratio...........            6.10          (6.48)           22.63           23.22

     The savings and NOW accounts are categorized in the above table based upon the Bank's historical experience.

Impact of Inflation

     The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact on earnings of the Bank than inflation. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services. Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity to assets ratio, which in turn reduces the amount of earnings available for cash dividends.

Year 2000

     Management has evaluated the likely impact of the Year 2000 issue on the operating systems of the Company and the Bank. Based on its continuing evaluation, Management does not anticipate material expenditures to ensure that these systems are compliant.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


O.A.K. FINANCIAL CORPORATION                             TABLE OF CONTENTS
       AND SUBSIDIARY

--------------------------------------------------------------------------------



                                                                            PAGE

Independent Auditors' Report...........................................       29

Audited Consolidated Financial Statements

   Consolidated Balance Sheets.........................................       30

   Consolidated Statements of Income...................................       31

   Consolidated Statements of Changes in Stockholders' Equity..........       32

   Consolidated Statements of Cash Flows...............................       33

   Notes to Consolidated Financial Statements..........................    34-47

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiary
Byron Center, Michigan

We have audited the accompanying consolidated balance sheets of O.A.K. Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of O.A.K. Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ Rehmann Robson, P.C.

Grand Rapids, Michigan
January 13, 1998

O.A.K. FINANCIAL CORPORATION                      CONSOLIDATED BALANCE SHEETS
     AND SUBSIDIARY
-------------------------------------------------------------------------------

                                                                                             December 31
                                  ASSETS                                              1997                 1996
                                                                                      ----                 ----
Cash and due from banks (Note 10)..........................................      $    5,367,937       $    6,399,085
Federal funds sold.........................................................                   -              400,000
                                                                                 --------------       --------------
Cash and cash equivalents..................................................           5,367,937            6,799,085
Available-for-sale securities - amortized cost of
   $60,999,414 - 1997 and $57,703,349 - 1996 (Notes 2, 7 and 8)............          61,792,674          58,071,403
Loans receivable, net (Notes 3 and 4)......................................         166,387,650          142,693,370
Loans held for sale........................................................           1,345,615            1,933,000
Accrued interest receivable................................................           1,513,146            1,453,398
Premises and equipment, net (Note 5).......................................           4,534,281            4,653,473
Other assets...............................................................           2,146,617            1,922,801
Total assets...............................................................      $  243,087,920       $  217,526,530
                                                                                 ==============       ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 6)
Noninterest bearing........................................................      $   26,456,357       $   23,778,515
Interest bearing...........................................................         158,243,971          146,442,392
                                                                                 --------------       --------------
Total deposits.............................................................         184,700,328          170,220,907
Borrowed funds (Note 7)....................................................          11,300,000            2,800,000
Securities sold under agreements to repurchase (Note 8)....................           8,657,583            7,336,298
Other liabilities..........................................................           1,515,231            1,625,709
                                                                                 --------------       --------------
Total liabilities..........................................................         206,173,142          181,982,914
                                                                                 --------------       --------------
Stockholders' equity (Note 10)
Common stock, $1 par value; 2,000,000 shares authorized;
   1,000,000 shares issued and outstanding,
   (1,006,174 shares in 1996)..............................................           1,000,000            1,006,174
Additional paid-in capital.................................................           5,622,680            6,036,338
Retained earnings..........................................................          29,768,536           28,258,182
Net unrealized appreciation on available-for-sale securities (Note 2)......             523,562              242,922
                                                                                        -------              -------
Total stockholders' equity.................................................          36,914,778           35,543,616
                                                                                 --------------       --------------
Total liabilities and stockholders' equity.................................      $  243,087,920       $  217,526,530
                                                                                 ==============       ==============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                         INCOME
-------------------------------------------------------------------------------

                                                                           For the Years Ended December 31
                                                                    1997               1996                 1995
                                                                    ----               ----                 ----
Interest income
   Loans  ...............................................       $  14,858,954      $   13,922,548      $  13,209,731
   Available-for-sale securities (Note 2)................           3,697,712           3,445,883          2,951,342
   Federal funds sold....................................              67,073             133,136            107,543
                                                                -------------      --------------      -------------
Total interest income....................................          18,623,739          17,501,567         16,268,616
                                                                -------------      --------------      -------------
Interest expense
   Deposits (Note 6).....................................           7,058,031           6,770,126          6,311,550
   Borrowed funds........................................             314,015             137,212            168,952
   Securities sold under agreements to repurchase........             320,519             273,350            156,771
                                                                -------------      --------------      -------------
Total interest expense...................................           7,692,565           7,180,688          6,637,273
                                                                -------------      --------------      -------------
Net interest income......................................          10,931,174          10,320,879          9,631,343
Provision for possible loan losses (Note 4)..............              50,000                   -            275,000
                                                                -------------      --------------      -------------
Net interest income after provision for
   possible loan losses..................................          10,881,174          10,320,879          9,356,343
                                                                -------------      --------------      -------------
Noninterest income
   Service charges.......................................             527,099             529,471            491,654
   Net realized gain on sale of available-for-sale
     loans (Note 3)......................................             414,364             133,000            105,000
   Loan service fee......................................             203,295             180,837            158,632
   Net realized appreciation (depreciation) on sale
     of available-for-sale securities (Note 2)...........              66,190              13,071             (3,728)
   Other  ...............................................             331,126             218,562            167,657
                                                                -------------      --------------      -------------
Total noninterest income.................................           1,542,074           1,074,941            919,215
                                                                -------------      --------------      -------------
Noninterest expenses
   Salaries and employee benefits........................           3,028,338           2,649,626          2,169,657
   Occupancy.............................................             384,237             361,280            348,645
   Furniture and fixtures................................             512,896             483,930            439,594
   Michigan single business tax..........................             220,000             197,000            172,000
   Federal Deposit Insurance Corporation premium.........              26,726              17,096            175,622
   Other  ...............................................           1,609,277           1,459,596          1,205,573
                                                                -------------      --------------      -------------
Total noninterest expenses...............................           5,782,274           5,168,528          4,511,091
                                                                -------------      --------------      -------------
Income before federal income taxes.......................           6,640,974           6,227,292          5,764,467
Federal income taxes (Note 9)............................           2,015,000           1,852,000          1,760,000
                                                                -------------      --------------      -------------
Net income...............................................       $   4,625,974      $    4,375,292      $   4,004,467
                                                                =============      ==============      =============
Net income per share of common stock (Note 1)...........        $       4.60       $         4.35      $        3.98
                                                                =============      ==============      =============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                      CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                            CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                For the Years Ended
                                                                 1997                 1996                 1995
                                                                 ----                 ----                 ----
Shares of common stock issued and outstanding
    Balance, beginning of year..........................          1,006,174             915,562              919,781
    Common stock dividends..............................                  -              91,522                    -
    Repurchases and retirements.........................             (6,174)               (910)              (4,219)
                                                             ---------------      --------------       --------------
    Balance, end of year................................          1,000,000           1,006,174              915,562
                                                             ==============       =============        =============
Common stock
    Balance, beginning of year..........................     $    1,006,174       $     915,562        $     919,781
    Common stock dividends..............................                  -              91,522                    -
    Repurchase and retirement of common shares..........             (6,174)               (910)              (4,219)
                                                             ---------------      --------------       --------------
    Balance, end of year................................          1,000,000           1,006,174              915,562
                                                             --------------       -------------        -------------
Additional paid-in-capital
    Balance, beginning of year..........................          6,036,338           6,084,056            6,296,964
    Repurchase and retirement of common shares..........           (413,658)            (47,718)            (212,908)
                                                             ---------------      --------------       --------------
    Balance, end of year................................          5,622,680           6,036,338            6,084,056
                                                             --------------       -------------        -------------
Retained earnings
    Balance, beginning of year..........................         28,258,182          24,916,801           21,663,225
    Net income..........................................          4,625,974           4,375,292            4,004,467
    Common stock dividends..............................                  -             (91,522)                   -
    Cash dividends......................................         (3,115,620)           (942,389)            (750,891)
                                                             ---------------      --------------       --------------
    Balance, end of year................................         29,768,536          28,258,182           24,916,801
                                                             --------------       -------------        -------------
Net unrealized gain (loss) on available-for-
 sale securities
    Balance, beginning of year..........................            242,922             642,450             (979,808)
    Change in net unrealized appreciation
       (depreciation) on available-for-sale
       securities.......................................            280,640            (399,528)           1,622,258
                                                             --------------       --------------       -------------
    Balance, end of year................................            523,562             242,922              642,450
                                                             --------------       -------------        -------------
Total stockholders' equity..............................     $   36,914,778       $  35,543,616        $  32,558,869
                                                             ==============       =============        =============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                         CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                        CASH FLOWS
-------------------------------------------------------------------------------

                                                                               For the Years Ended
                                                                 1997                 1996                 1995
                                                                 ----                 ----                 ----
Cash flows from operating activities:
   Net income...........................................    $     4,625,974      $    4,375,292       $    4,004,467
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization...................            459,915             441,655              404,823
        Provision for possible loan losses..............             50,000                   -              275,000
        Proceeds from sales of loans held
           for sale.....................................         20,981,500          21,917,000           16,760,358
        Originations of loans held for sale.............        (19,979,751)        (21,784,000)         (16,655,358)
        Net (gain) loss on sale of available-for-
           sale securities .............................            (66,190)            (13,071)               3,728
        Net gain on loans held for sale.................           (414,364)           (133,000)            (105,000)
        Net amortization of investment premiums.........            196,390             211,107              157,995
        Changes in operating assets and liabilities
           which provided (used) cash:
               Accrued interest receivable..............            (59,748)            116,746             (264,408)
               Other assets.............................           (223,816)           (104,533)            (134,744)
               Other liabilities........................            290,516            (147,407)             378,887
                                                            ---------------      ---------------      --------------
Net cash provided by operating activities...............          5,860,426           4,879,789            4,825,748
                                                            ---------------      --------------       --------------

Cash flows from investing activities:
   Available-for-sale securities
      Proceeds from maturities..........................         10,278,679           9,466,608            6,733,468
      Proceeds from sales...............................          7,445,638           3,159,555            5,219,981
      Purchases.........................................        (21,299,916)        (14,019,935)         (22,004,083)
   Net increase in loans held for investment............        (23,744,280)         (3,938,702)         (15,532,756)
   Purchases of premises and equipment..................           (335,955)           (477,122)            (973,899)
                                                            ----------------     ---------------      ---------------
Net cash used in investing activities...................        (27,655,834)         (5,809,596)         (26,557,289)
                                                            ----------------     ---------------      ---------------
Cash flows from financing activities:
   Net increase in non-interest bearing demand
      deposits, NOW accounts and savings deposits.......          3,256,194           8,792,535               31,924
   Net increase (decrease) in time deposits.............         11,223,227          (8,583,471)          18,905,500
   Net increase (decrease) in borrowed funds............          8,099,006           1,200,000           (1,400,000)
   Net increase in securities sold under agreements
      to repurchase.....................................          1,321,285           2,399,741            1,061,189
   Dividends paid.......................................         (3,115,620)           (942,389)            (750,891)
   Repurchase and retirement of common shares...........           (419,832)            (48,628)            (217,127)
                                                            ----------------     ---------------      ---------------
Net cash provided by financing activities...............         20,364,260           2,817,788           17,630,595
                                                            ---------------      --------------       --------------
Net (decrease) increase in cash and
   cash equivalents.....................................         (1,431,148)          1,887,981           (4,100,946)
Cash and cash equivalents, beginning of year............          6,799,085           4,911,104            9,012,050
                                                            ---------------      --------------       --------------
Cash and cash equivalents, end of year..................    $     5,367,937      $    6,799,085       $    4,911,104
                                                            ===============      ==============       ==============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                             NOTES TO CONSOLIDATED
      AND SUBSIDIARY                                     FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - O.A.K. Financial Corporation (the "Corporation") through its wholly owned subsidiary, Byron Center State Bank (the "Bank") provides a variety of financial services to individuals and businesses in the southern portion of the greater Grand Rapids, Michigan area through its seven branches located in Byron Center, Jamestown, Cutlerville, Hudsonville, Grandville, Moline and Dorr. Active competition, principally from other commercial banks and credit unions, exists in all of the Bank's principal markets. The Bank's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

The Bank's primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are commercial loans, real estate mortgages, and consumer loans.

The Bank is a state chartered bank and a member of the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund. The Bank is subject to the regulations and supervision of the FDIC, Federal Reserve Bank and the Financial Institutions Bureau and undergoes periodic examinations by these regulatory authorities (see Note 10).

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses and the fair value of certain financial instruments.

Accounting Policies - The accounting policies used in the preparation of the accompanying consolidated financial statements conform to predominant banking industry practices and are based on generally accepted accounting principles. The principles which materially affect the determination of the Corporation's financial position or results of operations are summarized as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period.

Available-For-Sale Securities

All securities are classified as available-for-sale and are recorded at fair value. Unrealized appreciation and depreciation, net of the effect of applicable income taxes, on available-for-sale securities are recognized as a separate component of stockholders' equity. Realized gains or losses on securities sold are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans held for Investment and Related Income

Loans held for investment are stated at their principal amount outstanding. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. Management reviews loans delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the collateral on a present value basis, or the present value of estimated future cash flows. Under Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreased due to changes in estimates of future payments and due to the passage of time are reported as reductions or increases in the provision for loan losses.

Loan fees net of direct loan origination costs are deferred and recognized as interest income over the term of the loan using the constant yield method.

 O.A.K. FINANCIAL CORPORATION                           NOTES TO CONSOLIDATED
        AND SUBSIDIARY                                  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities

Loans held for sale are carried at the lower of aggregate amortized cost or market value. Lower of cost or market value adjustments, as well as realized gains and losses, are recorded in current earnings. SFAS No. 122 as amended by SFAS No. 125 requires the Bank to recognize as separate assets the rights to service mortgage loans for others that have been acquired by purchase or the origination and subsequent sale of a loan with servicing retained. The fair value of capitalized originated mortgage servicing rights has been determined based upon market value quotes for similar servicing. These mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. SFAS No. 125 also requires the Bank to assess mortgage servicing rights for impairment based on the fair value of those rights. For purposes of measuring impairment, the risk characteristics used by the Bank include the underlying loans' interest rates, term of loan and loan types. Gains and losses on the sale of loans, which are sold without recourse, are recognized when proceeds from the loan sales are received by the Bank and are measured by the difference between the net selling price and the carrying value of such loans. The impact of adopting SFAS Nos. 122 and 125 on the Corporation's consolidated financial position and results of operations was not material.

Mortgage servicing rights are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights are recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights is periodically evaluated for impairment. Impairment is recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis.

Allowance for Possible Loan Losses

An allowance for possible loan losses is recorded because some loans may not be repaid in full. The allowance is increased by a provision in the income statement and by recoveries on loans previously charged off. The allowance is decreased as loans are charged off. A charge-off, in whole or in part, occurs once a significant probability of loss has been determined, with consideration given to such factors as the customer's financial condition, underlying collateral and guarantees. Collection efforts continue and future recoveries may occur with respect to loans previously charged off.

Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Management's evaluation of the allowance is based upon periodic reviews of the loan portfolios. These reviews are performed by the responsible lending officers and internal loan review personnel who consider, among other factors, the Bank's past loan loss experience, the effects of current developments with respect to the borrowers, the estimated value of underlying collateral, changes in economic conditions, specific impaired loans, and results of examinations by bank regulatory authorities.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), which was later amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (SFAS No. 118). These Standards, adopted by the Corporation at January 1, 1995, require that impaired loans, as defined, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of collateral if the loan is collateral dependent. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increase is reported as additional provision for loan losses. The effect of adopting SFAS Nos. 114 and 118 did not have a significant impact on the consolidated financial position or results of operations of the Corporation.

O.A.K. FINANCIAL CORPORATION                             NOTES TO CONSOLIDATED
       AND SUBSIDIARY                                    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Smaller-balance homogeneous loans are residential first mortgage loans secured by one-to-four family residences, residential construction loans, automobile, home equity and second mortgage loans and are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. Management uses the Corporation's normal credit analysis information, including delinquency reports, non-accrual listings and an internally prepared watch list, to identify loans which should be evaluated for impairment. A loan is considered impaired when management concludes it is probable that the borrower will not remit payments in accordance with the terms of the agreement. Loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual, past due, trouble debt restructuring and nonperforming asset disclosures.

In management's judgment, the allowance for possible loan losses is maintained at a level adequate to provide for estimated potential losses inherent in the loan portfolio. However, because of uncertainties inherent in the estimation process, it is possible that the allowance for possible loan losses may change in the near term.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line and accelerated methods over the related assets estimated useful lives which generally range from 5 to 39 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

Net Income Per Share

Net income per share of common stock is calculated on the basis of the weighted average number of shares outstanding, which was approximately 1,005,000 in 1997, 1,007,000 in 1996 and 1,010,000 in 1995. During 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share", which establishes new standards for the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Given the simple capital structure of the Corporation, adoption of the standard had no effect on the EPS calculations and the restatement of prior EPS data.

Federal Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of the taxes currently due plus deferred taxes. Deferred income taxes are recognized for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recorded or settled. As changes in income tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes.

The Corporation and its subsidiary file a consolidated federal income tax return on a calendar year basis.

Reclassifications

Certain amounts as originally reported in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

Issued But Not Yet Adopted Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement defines comprehensive income as "all changes in equity during a period, with exception of stock issuance and dividends." The new pronouncement establishes standards for the disclosure of comprehensive income and its components in the financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Both standards will be adopted in 1998. The adoption of these new standards is not expected to have a material impact on the Corporation's financial position or results of operation.

O.A.K. FINANCIAL CORPORATION                           NOTES TO CONSOLIDATED
      AND SUBSIDIARY                                    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.   AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized appreciation, gross unrealized depreciation and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

                                                                     Gross          Gross
                                                   Amortized      Unrealized     Unrealized          Fair
         1997                                        Cost        Appreciation   Depreciation         Value
         ----                                    ------------    ------------   ------------         -----
         U.S. Treasury, government
           agencies and corporations.........    $  38,998,513   $    349,221     $  172,346    $  39,175,388
         States and political subdivisions...       18,987,600        618,246          1,861       19,603,985
         Other...............................        3,013,301              -              -        3,013,301
                                                 -------------   ------------     ----------    -------------

         Total...............................    $  60,999,414   $    967,467     $  174,207    $  61,792,674
                                                 =============   ============     ==========    =============
         1996

         U.S. Treasury, government
           agencies and corporations.........    $  40,189,845   $    212,111     $  354,029    $  40,047,927
         States and political subdivisions...       15,369,629        520,170          9,910       15,879,889
         Other...............................        2,143,875              -            288        2,143,587
                                                 -------------   ------------     ----------    -------------
         Total...............................    $  57,703,349   $    732,281     $  364,227    $  58,071,403
                                                 =============   ============     ==========    =============

At December 31, 1997, the amortized cost and fair value of available-for-sale securities by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Amortized
                                                                                   Cost            Fair Value
         Due in one year or less.........................................     $    2,435,636     $   2,457,531
         Due after one year through five years...........................          8,744,846         9,028,496
         Due after five years through ten years..........................         12,750,473        12,987,010
         Due after ten years.............................................          3,530,792         3,635,464
                                                                              --------------     -------------
         Subtotal........................................................         27,461,747        28,108,501
         Mortgage-backed securities......................................         33,537,667        33,684,173
                                                                              --------------     -------------
         Total...........................................................     $   60,999,414     $  61,792,674
                                                                              ==============     =============

Investment income from taxable and nontaxable securities for the years ended December 31, is as follows:

                                                                   1997             1996              1995
                                                                   ----             ----              ----
         Taxable...........................................     $ 2,709,564       $ 2,523,572      $ 1,982,424
         Nontaxable........................................         988,148           922,311          968,918
                                                                -----------       -----------      -----------
         Total.............................................     $ 3,697,712       $ 3,445,883      $ 2,951,342
                                                                ===========       ===========      ===========

O.A.K. FINANCIAL CORPORATION                              NOTES TO CONSOLIDATED
       AND SUBSIDIARY                                     FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.   AVAILABLE-FOR-SALE SECURITIES (Concluded)

Proceeds from sales of available-for-sale securities during 1997, 1996 and 1995 were $7,445,638, $3,159,555 and $5,219,981 respectively. The gross gains and gross losses realized on sales for the years ended December 31, are as follows:

                                                                     1997             1996              1995
                                                                     ----             ----              ----
         Gross realized gains..............................       $  87,375         $  19,711        $  19,950
         Gross realized losses.............................         (21,185)           (6,640)         (23,678)
                                                                  ----------        ----------       ----------
         Net realized gain (loss) on sale of
              available-for-sale securities................       $  66,190         $  13,071        $  (3,728)
                                                                  =========         =========        ==========

Investment securities with a carrying value of approximately $23,396,000 and $14,404,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for various other purposes as required or permitted by law. The fair value of these investments approximates carrying value.

3.   LOANS

The Bank grants commercial, consumer and residential loans to customers primarily in a fifteen mile radius of its branches which are located south of Grand Rapids, Michigan. Substantially all of the consumer and residential loans are secured by various items of property, while commercial loans are secured primarily by business assets, and personal guarantees; a portion of loans are unsecured. The source of repayment of approximately 20% of the loan portfolio is generated from cash flows from developers and owners of commercial real estate.

Major classifications of loans held for investment at December 31 are as follows:

                                                                                1997                 1996
                                                                                ----                 ----
         Commercial..................................................      $  26,379,822        $  27,451,855
         Commercial real estate......................................         90,004,939           72,280,315
         Residential real estate.....................................         38,885,996           33,443,275
         Consumer....................................................         13,682,323           11,893,895
                                                                           -------------        -------------
         Total loans receivable, net of deferred
             loan fees of $213,259 - 1997 and $309,351 - 1996........        168,953,080          145,069,340
         Less allowance for possible loan losses.....................          2,565,430            2,375,970
                                                                           -------------        -------------
         Loans receivable, net.......................................     $ 166,387,650         $ 142,693,370
                                                                          =============         =============

At December 31, 1997, scheduled maturities of loans with fixed rates of interest are as follows:

         One year or less.........................................................   $   15,805,568
         One to five years........................................................       91,986,459
         Over five years..........................................................        9,756,658
                                                                                     --------------
         Total  ..................................................................   $  117,548,685
                                                                                     ==============

O.A.K. FINANCIAL CORPORATION                             NOTES TO CONSOLIDATED
      AND SUBSIDIARY                                      FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.  LOANS (Concluded)

Variable rate loans of $51,404,395 at December 31, 1997 reprice quarterly or more frequently.

The Bank extends loan commitments in the normal course of business to meet financing needs of its customers. These commitments to make loans and lines of credit are recorded when proceeds are disbursed. The Bank follows the same credit policy to make such commitments, including collateral, as is followed for those loans recorded in the financial statements; no significant losses are anticipated as a result of these commitments. At December 31, 1997, the Bank had commitments for standby letters of credit of approximately $1,902,000, loan commitments outstanding of approximately $20,738,000 and unused credit lines and revolving credit agreements of approximately $43,187,000.

Loans on which the accrual of interest has been discontinued and those loans past due 90 days or more amounted to $237,189 and $1,194,007 at December 31, 1997 and 1996, respectively. Interest income that would have been recorded under the original terms of such loans would have been approximately $3,000, $201,000 and $102,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997 and 1996, the Bank was servicing loans for others amounting to approximately $93,000,000 and $82,000,000, respectively; such loans are not included in the accompanying balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $5,615,000 and $2,738,000 at December 31, 1997 and 1996, respectively; new loans and repayments during 1997 were approximately $3,341,000 and $464,000, respectively.


4.   ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is an analysis of changes in the allowance for possible loan losses for the years ended December 31:

                                                                     1997             1996              1995
                                                                     ----             ----              ----
         Balance, beginning of year..........................    $  2,375,970      $  2,304,848     $  2,055,554
         Provision for possible loan losses..................          50,000                 -          275,000
         Recoveries..........................................         263,109           249,854           74,053
         Loans charged off...................................        (123,649)         (178,732)         (99,759)
                                                                 -------------     -------------    -------------
         Balance, end of year................................    $  2,565,430      $  2,375,970     $  2,304,848
                                                                 ============      ============     ============

O.A.K. FINANCIAL CORPORATION                              NOTES TO CONSOLIDATED
        AND SUBSIDIARY                                    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.   ALLOWANCE FOR POSSIBLE LOAN LOSSES (Concluded)

Information  regarding  impaired loans is as follows for the year ended December
31:

                                                                                    1997             1996
                                                                                    ----             ----
         Balance of impaired loans at year-end.....................................$    478,250      $ 1,079,602
         Allowance for loan losses allocated
           to the impaired loan balance............................................      47,716           75,000
         Average investment in impaired loans......................................     620,890          847,835
         Interest income recognized on impaired loans (no
           interest income was recognized on the cash basis) ......................      42,940           14,456

5.   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                                                1997                  1996
                                                                                ----                  ----
         Land                                                              $     880,376         $     880,376
         Buildings and improvements                                            4,369,850             4,355,846
         Furniture and equipment                                               2,760,477             2,479,124
                                                                           -------------         -------------
         Total premises and equipment                                          8,010,703             7,715,346
         Less accumulated depreciation                                         3,476,422             3,061,873
                                                                           -------------         -------------
         Premises and equipment, net                                       $   4,534,281         $   4,653,473
                                                                           =============         =============

6.   DEPOSITS

The following is a summary of the distribution of deposits at December 31:

                                                                                 1997                 1996
                                                                                 ----                 ----
         Interest bearing
             NOW accounts............................................     $   13,114,691       $   12,381,650
             Savings.................................................         31,576,744           30,514,376
             Money market demand.....................................         19,984,192           21,201,249
             Time, $100,000 and over.................................         11,367,451            6,768,833
             Other time..............................................         82,200,893           75,576,284
                                                                          --------------       --------------
         Total interest bearing......................................        158,243,971          146,442,392
         Noninterest bearing demand..................................         26,456,357           23,778,515
                                                                          --------------       --------------
         Total deposits..............................................     $  184,700,328       $  170,220,907
                                                                          ==============       ==============

O.A.K. FINANCIAL CORPORATION                             NOTES TO CONSOLIDATED
       AND SUBSIDIARY                                    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


6.   DEPOSITS (Concluded)

At December 31, 1997, scheduled maturities of time deposits are as follows:

         1998   .....................................................      $  65,980,464
         1999   .....................................................         15,484,389
         2000   .....................................................         10,057,027
         2001   .....................................................            638,832
         2002   .....................................................          1,407,632
                                                                           -------------
         Total time deposits.........................................      $  93,568,344
                                                                           =============

Deposits of Bank directors, executive officers and their related interests were approximately $1,127,000 and $1,282,000 at December 31, 1997 and 1996,
respectively. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $520,000 in 1997, $270,000 in 1996 and
$227,000 in 1995.


7.   BORROWED FUNDS

Borrowed funds at December 31, consist of the following amounts:

                                                                              1997                1996
                                                                              ----                ----
         Federal funds purchased.....................................       $  3,300,000        $  1,300,000
         Federal Home Loan Bank advances.............................          6,000,000           1,500,000
         Treasury tax and loan note option...........................          2,000,000             400,994
                                                                            ------------        ------------
         Total borrowed funds........................................       $ 11,300,000        $  3,200,994
                                                                            ============        ============

Federal funds are generally purchased for a one-day period. The Federal Home Loan Bank borrowings are collateralized by U.S. government agency securities with a fair value of approximately $6,892,000 and $1,954,000 at December 31, 1997 and 1996, respectively. The Federal Home Loan Bank advances at December 31, 1997 are comprised of three $2,000,000 advances with an average interest rate of 6.13%. Two of the advances are due in December 1999 with the third due July 2000. The Federal Home Loan advance at December 31, 1996 is a $1,500,000 advance with an interest rate of 5.92%.

The Treasury Tax and Loan Note option is collateralized by U.S. Government agency securities with a fair value of approximately $2,822,000 and $1,286,000 at December 31, 1997 and 1996, respectively. The Treasury Tax and Loan Note option is a daily borrowing with the Federal Reserve Bank, due on demand, at 25 basis points below the national federal fund interest rate (5.25% at December 31, 1997).


8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at December 31, 1997 and 1996 mature within one day from the transaction date and have an average interest rate of 3.93% and 3.6%, respectively. The U.S. government agency securities underlying the agreements have a fair value of approximately $13,573,000 and $11,164,000 at December 31, 1997 and 1996, respectively. Such securities remain under the control of the Bank. The maximum amount outstanding at any month end during the years ended December 31, 1997 and 1996 was $9,661,240 and $9,131,354, respectively with the daily average balance being $8,157,784 and $7,524,513, respectively.

O.A.K. FINANCIAL CORPORATION                            NOTES TO CONSOLIDATED
       AND SUBSIDIARY                                   FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


9.  FEDERAL INCOME TAXES

    The provision (benefit) for federal income taxes for the years ended December 31 consists of:

                                                              1997                1996               1995
                                                              ----                ----               ----
         Current.....................................      $  1,953,700       $  1,859,000       $  1,725,000
         Deferred....................................            61,300             (7,000)            35,000
                                                           ------------       -------------      ------------
         Federal income taxes........................      $  2,015,000       $  1,852,000       $  1,760,000
                                                           ============       ============       ============

      A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:

                                                              1997                1996               1995
                                                              ----                ----               ----
         Statutory rate applied to
             income before income taxes..............      $  2,257,829       $  2,117,279       $  1,959,919
         Effect of tax-exempt interest
             income..................................          (355,031)          (294,221)          (308,941)
         Change in valuation allowance...............            64,000             25,000            110,000
         Other - net.................................            48,202              3,942               (978)
                                                            -----------       ------------       -------------
         Federal income taxes........................      $  2,015,000       $  1,852,000       $  1,760,000
                                                           ============       ============       ============

     The net deferred income tax asset (liability) as of December 31, is comprised of the tax effect of the following temporary differences:

                                                                                 1997                 1996
                                                                                 ----                 ----
         Deferred tax assets:
             Allowance for possible loan losses......................        $   770,000          $   706,000
             Deferred compensation plan..............................            224,000              187,000
             Deferred loan fees......................................              7,000               28,000
                                                                             -----------          -----------
         Total deferred tax assets...................................          1,001,000              921,000
                                                                             -----------          -----------
         Deferred tax liability:
             Discount accretion......................................            (19,000)             (14,000)
             Deferred loan servicing.................................            (72,000)                   -
                                                                             ------------         -----------
         Total deferred tax liabilities..............................            (91,000)             (14,000)
                                                                             ------------         ------------
         Valuation allowance.........................................           (719,000)            (655,000)
                                                                             ------------         ------------
         Net deferred tax assets entering into the determination of
           the provision for federal income taxes....................            191,000              252,000
         Additional deferred tax liability related to
             the net unrealized gain on available-for-sale
             securities..............................................           (270,000)            (125,000)
                                                                             ------------         ------------
         Net deferred tax (liability) asset included in other
           (liabilities) assets on the accompanying balance sheet....        $   (79,000)         $   127,000
                                                                             ============         ===========

O.A.K. FINANCIAL CORPORATION                             NOTES TO CONSOLIDATED
       AND SUBSIDIARY                                    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.    REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory and/or discretionary actions by the FRB. These actions could have a material effect on the Bank's financial statements. Under FRB capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, certain off- balance-sheet items and capital as calculated under regulatory accounting standards. The Bank's required capital is also subject to regulatory qualitative judgment regarding the Bank's interest rate risk exposure and credit risk. Measurements established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios are presented in the table (dollars in thousands). There are no conditions or events since the most recent notification that management believes has changed the Bank's category.

                                                                                               To Be Well
                                                                                               Capitalized Under
                                                                     For Capital            Prompt Corrective
                                           Actual               Adequacy Purposes           Action Provisions
                                    Amount        Ratio          Amount         Ratio       Amount        Ratio
As of December 31, 1997
Total capital (to
  risk weighted assets)........    $ 36,147         19.93%     $  14,629        >=8.0%    $  18,287      >=10.0%
Tier 1 capital (to
  risk weighted assets)........    $ 33,880         18.68%     $   7,256        >=4.0%    $  10,884      >=6.0%
Tier 1 capital (to
  average assets) .............    $ 33,880         14.13%     $   9,591        >=4.0%    $  11,989      >=5.0%


As of December 31, 1996
Total capital (to
  risk weighted assets)........    $ 35,714         22.77%     $  12,548        >=8.0%    $  15,685      >=10.0%
Tier 1 capital (to
  risk weighted assets)........    $ 33,753         21.52%     $   6,274        >=4.0%    $   9,411      >=6.0%
Tier 1 capital (to
  average assets) .............    $ 33,753         15.45%     $   9,593        >=4.0%    $  11,991      >=5.0%

The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 1997 and 1996, those required reserve balances were $986,000 and $912,000, respectively.

The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years. The amount that was not subject to this restriction is approximately $7,300,000 at January 1, 1998.

O.A.K. FINANCIAL CORPORATION                            NOTES TO CONSOLIDATED
       AND SUBSIDIARY                                   FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11.    RETIREMENT PLANS

Profit Sharing - The Bank maintains a profit sharing plan for substantially all employees. Under the plan, employees may make voluntary contributions based on a percentage of covered compensation. The plan also allows the Bank, at the discretion of the Board of Directors, to provide an annual contribution. The Bank's contributions to the profit sharing plan were $203,055, $191,459, and $151,102 for the years ended December 31, 1997, 1996 and 1995, respectively.

Deferred Compensation - The Bank sponsors a deferred compensation plan for all directors who wish to participate. The projected benefit obligation for this plan was $659,448 and $549,778 as of December 31, 1997 and 1996, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

12.    CONTINGENCIES

The Bank is party to litigation arising in the normal course of business. In the opinion of management, based on consultation with legal counsel, liabilities from such litigation, if any, would not have a material effect on the Corporation's consolidated financial statements.

As a result of acquiring real estate from foreclosure  proceedings,  the Bank is
subject  to  potential   claims  and  possible   legal   proceedings   involving
environmental matters. No such claims have been asserted at December 31, 1997.

13.    FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation utilized quoted market prices, where available, to compute the fair value of its financial instruments. In cases where quoted market prices were not available, the Bank used present value methods to estimate the fair values of its financial instruments. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts which could be realized in a current market exchange. The fair values of certain financial instruments and all nonfinancial instruments including, among other elements, the estimated earning power of core deposit accounts, the trained workforce, customer goodwill and similar items are not required to be determined. Accordingly, the aggregate net fair values are not necessarily indicative of the underlying value of the Bank.

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and federal funds sold approximate those assets' fair values.

Investment Securities - Fair values for investment securities are based on quoted market prices.

Loans Receivable - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values approximate carrying values. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated.

Loans Held for Sale - The fair value of loans held for sale, including the fair value of associated mortgage servicing rights, is estimated based on the present value of estimated future cash flows of the loan and related servicing rights using a discount rate commensurate with the risks associated with the respective financial instruments.

Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand. The fair values of approximately 52% and 47% of the Bank's deposits at December 31, 1996 and 1995, respectively were equal to their carrying values. Fair values for fixed rate time deposits and other time deposits with stated maturities are based on the discounted value of contractual cash flows, using interest rates currently being offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase Fair value approximates the carrying value since the majority of these instruments were entered into at our near December 31, 1997 and 1996.

Borrowed Funds - The carrying amount is a reasonable estimate of fair value of other borrowings as these financial instruments are tied to floating rate indices such as prime and LIBOR, and reprice frequently.

O.A.K. FINANCIAL CORPORATION                             NOTES TO CONSOLIDATED
      AND SUBSIDIARY                                     FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


13.    FAIR VALUES OF FINANCIAL INSTRUMENTS (Concluded)

Off-Balance-Sheet Instruments - Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. As the Bank does not charge fees for lending commitments, it is not practicable to estimate the fair value of these instruments.

The estimated fair values of the Bank's financial instruments at December 31, are as follows:

                                                                              Carrying               Fair
                                                                               Amount                Value
                1997
         Financial assets:
            Cash and cash equivalents.................................    $     5,367,937       $    5,367,937
            Available-for-sale securities.............................         61,792,674           61,792,674
            Loans receivable, net.....................................        166,387,650          168,077,719
            Loans held for sale.......................................          1,345,615            1,345,615
            Accrued interest receivable...............................          1,513,146            1,513,146
         Financial liabilities:
            Deposits..................................................        184,700,328          185,197,789
            Borrowed funds............................................         11,300,000           11,314,409
            Securities sold under agreements
                to repurchase.........................................          8,657,583            8,657,583
            Other liabilities.........................................          1,515,231            1,515,231

                1996

         Financial assets:
            Cash and cash equivalents.................................    $     6,799,085       $    6,799,085
            Available-for-sale securities.............................         58,071,403           58,071,403
            Loans receivable, net.....................................        142,693,370          144,692,000
            Loans held for sale.......................................          1,933,000            1,933,000
            Accrued interest receivable...............................          1,453,398            1,453,398
         Financial liabilities:
            Deposits..................................................        170,220,907          170,700,000
            Borrowed funds............................................          2,800,000            2,802,000
            Securities sold under agreements
                to repurchase.........................................          7,336,298            7,336,298
            Other liabilities.........................................          1,625,709            1,625,709

O.A.K. FINANCIAL CORPORATION                              NOTES TO CONSOLIDATED
      AND SUBSIDIARY                                      FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


14.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes during the years ended December 31, is as follows:

                                                               1997                 1996                1995
                                                               ----                 ----                ----
             Interest................................       $  7,583,946         $  7,216,223       $  6,475,906
                                                            ============         ============       ============
             Income taxes............................       $  1,941,029         $  1,916,713       $  1,683,171
                                                            ============         ============       ============

15.  SUBSEQUENT EVENT

Effective January 22, 1998, the Board of Directors declared a $1.00 per share dividend.

16.  O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL
     INFORMATION

The following summarizes parent company financial information as of December 31, 1997 and 1996 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 1997:

                                            Condensed Balance Sheets
                                                                                    1997               1996
                                                                                    ----               ----
         Assets
           Cash..........................................................     $         2,734     $        6,418
           Investment in subsidiary......................................          35,107,243         34,743,670
           Available-for-sale securities.................................           1,804,801            793,528
                                                                              ---------------     --------------
         Total assets....................................................     $    36,914,778     $   35,543,616
                                                                              ===============     ==============
         Stockholders' equity............................................     $    36,914,778     $   35,543,616
                                                                              ===============     ==============

                                         Condensed Statements of Income

                                                               1997                 1996                1995
                                                               ----                 ----                ----
       Income
         Dividends from subsidiary......................   $   4,543,040        $   1,211,471      $   1,375,539
         Interest from available-for-sale securities....          38,876               22,232             10,126
                                                           -------------        -------------      -------------
       Total income.....................................       4,581,916            1,233,703          1,385,665
       Other expenses...................................          38,876               22,232             10,126
                                                           -------------        -------------      -------------
       Income before equity in undistributed net
         income of subsidiary...........................       4,543,040            1,211,471          1,375,539
       Equity in undistributed net income of
         subsidiary.....................................          82,934            3,163,821          2,628,928
                                                           -------------        -------------      -------------
       Net income.......................................   $   4,625,974        $   4,375,292      $   4,004,467
                                                           =============        =============      =============

O.A.K. FINANCIAL CORPORATION                          NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                   FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


16. O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                       Condensed Statements of Cash Flows

                                                               1997                 1996               1995
                                                               ----                 ----               ----
       Cash flows from operating activities:
         Net income....................................    $   4,625,974        $   4,375,292      $   4,004,467
         Adjustments to reconcile net income
           to net cash from operating activities:
             Undistributed earnings of subsidiary......          (82,934)          (3,163,821)        (2,628,928)
                                                           --------------          -----------        -----------
       Net cash provided by operating
         activities....................................        4,543,040            1,211,471          1,375,539
                                                           -------------        -------------      -------------
       Cash flows from investing activities:
         Available-for-sale securities purchased.......       (1,011,272)            (220,453)          (407,521)
                                                           --------------       --------------     --------------
       Cash flows from financing activities:
         Repurchase and retirement of common
           shares......................................         (419,832)             (48,628)          (217,127)
         Dividends paid................................       (3,115,620)            (942,389)          (750,891)
                                                           --------------       --------------     --------------
       Net cash used in financing activities...........       (3,535,452)            (991,017)          (968,018)
                                                           --------------       --------------     --------------
       Net (decrease) increase in cash and cash
         equivalents...................................           (3,684)                   1                  -
       Cash and cash equivalents,
         beginning of year.............................            6,418                6,417              6,417
                                                           -------------        -------------      -------------
       Cash and cash equivalents,
         end of year...................................    $       2,734        $       6,418      $       6,417
                                                           =============        =============      =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors

     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Information About Directors and Nominees" on pages 4 through 5 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 1998, relating to the April 16, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11.  Executive Compensation.

     The information set forth under the caption "Executive Compensation Summary" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 1998, relating to the April 16, 1998 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 5 and 6 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption "Voting Securities and Beneficial Ownership of Management" on page 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 1998, relating to the April 16, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain Transactions" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 1998, relating to the April 16, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)    1.    Financial Statements

       Independent Auditors' Report
       Consolidated Financial Statements
            Consolidated Balance Sheet for the Two Years Ended
         December 31, 1997 and 1996
            Consolidated Statements of Income for the Three Years Ended
         December 31, 1997, 1996 and 1995
            Consolidated Statements of Changes in Stockholders Equity for the Three Years Ended December 31, 1997, 1996 and 1995
            Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997, 1996 and 1995
            Notes to Consolidated Financial Statements

    2. Financial Statement Schedules
       Not applicable

    3. Exhibits  (Numbered in accordance  with Item 601 of  Regulation  S-K) The
       Exhibit Index is located on the final page of this report on Form 10-K.

(b)    Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 20, 1998.

                                    O.A.K. FINANCIAL CORPORATION


                                    /s/John A. Van Singel
                                    John A. Van Singel
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/Martin S. Braun
                                    Martin R. Braun
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints David G. Van Solkema and John A. Van Singel, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

       Signature                                                     Date

/s/ Robert Deppe                                               March 20, 1998
Robert Deppe

/s/ Norman Fifelski                                            March 20, 1998
Norman Fifelski

/s/Dellvan Hoezee                                              March 20, 1998
Dellvan Hoezee

/s/Barnard Hull                                                March 20, 1998
Bernard Hull

/s/Lois Smalligan                                              March 20, 1998
Lois Smalligan

/s/John A. Van Singel                                          March 20, 1998
John A. Van Singel

/s/David Van Solkema                                           March 20, 1998
David Van Solkema

/s/Gerald Williams                                             March 20, 1998
Gerald Williams

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                     Page


(21)   Subsidiaries of Registrant.......................................

(27)   Financial Data Schedule..........................................


     The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number                                             Original Filing Form and Date

3.1 Articles of Incorporation of the Registrant    Exhibit 3.1 of Form 10, filed
                                                   in 1997 ("Form 10")

3.2 Bylaws of the Registrant                       Exhibit 3.2 of Form 10

4.  Form of Registrant's Stock Certificate         Exhibit 4 of Form 10

    Material Contracts:

10  1988 Director Deferred Compensation Plan       Exhibit 10 to From 10

Exhibit 21 - Subsidiairies of Registrant

    Byron Center State Bank - 100% owned
    2445 84th Street, S.W.
    Byron Center, MI  49315