Form 10-Q
period 1998-03-31
O A K FINANCIAL CORP
filed 1998-05-14
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,000,000 shares of the Company's Common Stock ($1 par value) were outstanding as of April 30, 1998.

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                         3-7
                  Notes to Consolidated Financial Statements                8

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8-16

Part II.          Other Information

                  Item 6.
                  Exhibits and Reports on Form 8-K                           17


Signatures                                                                   18

   O.A.K. FINANCIAL CORPORATION                     CONSOLIDATED BALANCE SHEETS
         AND SUBSIDIARY
-------------------------------------------------------------------------------

                                  ASSETS
                                                                                    March 31,          December 31,
                                                                                      1998                 1997
                                                                                   (Unaudited)
Cash and due from banks ...................................................      $    6,715,808       $    5,367,937
Federal funds sold.........................................................                   -                    -
                                                                                 --------------       --------------
Cash and cash equivalents..................................................           6,715,808            5,367,937

Available-for-sale securities at fair value - amortized cost of
   $59,649,830 - 1998 and $60,999,414 - 1997...............................          60,631,803           61,792,674
Loans receivable, net......................................................         172,368,262          166,387,650
Loans held for sale........................................................           3,090,000            1,345,615
Accrued interest receivable................................................           1,832,315            1,513,146
Premises and equipment, net................................................           4,554,981            4,534,281
Other assets...............................................................           2,333,707            2,146,617
                                                                                 --------------       --------------
Total assets...............................................................       $ 251,526,876        $ 243,087,920
                                                                                  =============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest bearing........................................................      $   24,424,849       $   26,456,357
Interest bearing...........................................................         165,013,948          158,243,971
                                                                                 --------------       --------------
Total deposits.............................................................         189,438,797          184,700,328

Borrowed funds.............................................................          12,983,464           11,300,000
Securities sold under agreements to repurchase.............................           9,521,343            8,657,583
Other liabilities..........................................................           2,166,300            1,515,231
                                                                                   ------------         ------------
Total liabilities..........................................................         214,109,904          206,173,142
                                                                                    -----------          -----------
Stockholders' equity
Common stock, $1 par value; 2,000,000 shares authorized;
   1,000,000 shares issued and outstanding ................................           1,000,000            1,000,000
Additional paid-in capital.................................................           5,622,680            5,622,680
Retained earnings..........................................................          30,146,179           29,768,536
Accumulated other comprehensive income.....................................             648,113              523,562
                                                                                 --------------       --------------
Total stockholders' equity.................................................          37,416,972           36,914,778
                                                                                  -------------        -------------
Total liabilities and stockholders' equity.................................       $ 251,526,876        $ 243,087,920
                                                                                  =============        =============

See accompanying notes.

 O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
       AND SUBSIDIARY                              (Unaudited)
-------------------------------------------------------------------------------

                                                                          Three Months Ended March 31,
                                                                      1998                           1997
                                                                      ----                           ----
Interest income
    Loans...............................................              $3,955,853                  $3,366,856
    Available-for-sale securities.......................                 919,599                     940,926
    Federal funds sold..................................                     891                      19,867
                                                                   -------------                ------------
Total interest income...................................               4,876,343                   4,327,649
                                                                     -----------                 -----------
Interest expense
    Deposits    ........................................               1,835,400                   1,638,906
    Borrowed funds......................................                 182,059                      56,324
    Securities sold under agreement to repurchase.......                  90,441                      72,448
                                                                    ------------                ------------
Total interest expense..................................               2,107,900                   1,767,678
                                                                     -----------                  ----------
Net interest income.....................................               2,768,443                   2,559,971
Provision for possible loan losses......................                  50,000                           -
                                                                    ------------             ---------------
Net interest income after provision for
   possible loan losses.................................               2,718,443                   2,559,971
                                                                     -----------                 -----------
Noninterest income
    Service charges.....................................                 130,198                     122,319
    Net realized gain on sale of available-for-sale
       loans    ........................................                 330,412                      15,432
    Loan servicing fee..................................                  53,695                      53,607
    Net realized gain on sale  of available-for-sale
       securities.......................................                   2,674                      44,576
    Other       ........................................                  80,368                      83,033
                                                                   -------------                ------------
Total noninterest income................................                 597,347                     318,967
                                                                   -------------                 -----------
Noninterest expense
    Salaries and employee benefits......................                 689,808                     685,423
    Occupancy...........................................                                             115,864        93,789
    Furniture and fixtures..............................                 123,898                     116,088
    Michigan single business tax........................                  57,000                      50,724
    Stationery, supplies, printing......................                  42,694                      24,891
    Other       ........................................                 326,483                     302,819
                                                                    ------------                ------------
Total noninterest expenses..............................               1,355,747                   1,273,734
                                                                    ------------                   ---------
Income before federal income taxes......................               1,960,043                   1,605,204
Federal income taxes....................................                 582,400                     466,521
                                                                   -------------                ------------
Net income      ........................................             $ 1,377,643                 $ 1,138,683
                                                                     ===========                 ===========
Net income per share of common stock (basic)............           $        1.38               $        1.13
                                                                   =============               =============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
   AND SUBSIDIARY                                  COMPREHENSIVE INCOME
                                                       (Unaudited)
-------------------------------------------------------------------------------

                                                                          Three Months Ended March 31,
                                                                      1998                         1997
                                                                      ----                         ----
Other comprehensive income before income taxes:
    Change in unrealized gain (loss) on
       available-for-sale securities....................            $   188,712                 ($  528,076)

    Income tax (expense) benefit related to
       other comprehensive income.......................                (64,161)                    179,546
                                                                   ------------                ------------
    Other comprehensive income (loss), net of
       income taxes.....................................                124,551                    (348,530)

Net income      ........................................                                          1,377,643          1,138,683
                                                                                                -----------        -----------
Comprehensive income....................................             $1,502,194                 $   790,153
                                                                     ==========                 ===========

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                           CHANGES IN STOCKHOLDERS' EQUITY
                                                        (Unaudited)
-------------------------------------------------------------------------------

                                                                            Three Months Ended March 31,
                                                                        1998                           1997
                                                                        ----                           ----
Shares of common stock issued
    and outstanding
    Balance, beginning of period........................               1,000,000                   1,006,174
    Common stock dividends..............................                       0                           0
    Repurchases and retirements.........................                       0                           0
                                                                  --------------              --------------
    Balance, end of period..............................               1,000,000                   1,006,174
                                                                     ===========                 ===========
Common stock
    Balance, beginning of period........................            $  1,000,000                $  1,006,174
    Common stock dividends..............................                       0                           0
    Repurchase and retirement of common shares..........                       0                           0
                                                                ----------------            ----------------
    Balance, end of period..............................               1,000,000                   1,006,174
                                                                   -------------               -------------
Additional paid-in-capital
    Balance, beginning of period........................               5,622,680                   6,036,338
    Repurchase and retirement of common shares..........                       0                           0
                                                                ----------------            ----------------
    Balance, end of period..............................               5,622,680                   6,036,338
                                                                   -------------               -------------
Retained earnings
    Balance, beginning of period........................              29,768,536                  28,258,182
    Net income..........................................                                           1,377,643       1,138,683
    Common stock dividends..............................                       0                           0
    Cash dividends......................................             (1,000,000)                 (2,012,349)
                                                                    ------------               -------------
    Balance, end of period..............................              30,146,179                  27,384,516
                                                                     -----------                ------------
Accumulated other comprehensive income
    Balance, beginning of period........................                 523,562                     242,922
    Net unrealized gain (loss) on available-
       for-sale securities..............................                 124,551                   (348,530)
                                                                   -------------               -------------
    Balance, end of period..............................                 648,113                   (105,608)
                                                                   -------------               -------------
Total stockholders' equity..............................             $37,416,972                 $34,321,420
                                                                     ===========                 ===========

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                                    CASH FLOWS
                                                      (Unaudited)
-------------------------------------------------------------------------------

                                                                           Three Months Ended March 31,
                                                                        1998                          1997
                                                                        ----                          ----
Cash Flows from Operating Activities:
   Net income...........................................            $ 1,377,643                   $ 1,138,683
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization...................                104,175                       104,205
        Proceeds from sales of loans held
           for sale.....................................             18,048,284                     3,941,102
        Disbursements for loans held for sale...........            (19,462,258)                   (3,925,670)
        Net (gain) on sale of available-for-
           sale securities .............................                ( 2,674)                      (44,576)
        Net (gain) on sale of  loans held for sale......               (330,411)                      (15,432)
        Net amortization of investment premiums.........                 51,053                        46,190
        Changes in operating assets and liabilities
           which provided (used) cash:
               Accrued interest receivable..............               (319,169)                     (121,232)
               Other assets.............................               (187,090)                     (987,312)
               Other liabilities........................              1,834,533                       531,185
                                                                     -----------                  -----------
Net cash provided by operating activities...............              1,114,086                       667,143
                                                                   -------------                 ------------
Cash Flows from Investing Activities:
   Available-for-sale securities:
      Proceeds from maturities..........................              2,026,934                     1,881,889
      Proceeds from sales...............................                533,705                     2,128,928
      Purchases.........................................             (1,325,341)                   (3,841,700)
   Net increase in loans held for investment............             (5,980,612)                   (3,551,393)
   Purchases of premises and equipment..................               (123,130)                     ( 67,851)
                                                                 --------------                  -------------
Net cash used in investing activities...................             (4,868,444)                   (3,450,127)
                                                                   -------------                 ------------
Cash Flows from Financing Activities:
   Net decrease in demand deposits, NOW
      accounts and savings deposits.....................               (456,985)                   (1,057,754)
   Net increase in time deposits........................              5,195,454                     5,497,361
   Net increase in borrowed funds.......................                500,000                       700,000
   Net increase in securities sold under agreements
      to repurchase.....................................                863,760                       912,936
   Common stock dividends paid..........................             (1,000,000)                   (2,012,349)
                                                                     -----------                   -----------
Net cash provided by financing activities...............               5,102,229                     4,040,194
                                                                   -------------                  ------------
Net increase in cash and cash equivalents...............               1,347,871                     1,257,210

Cash and cash equivalents, beginning of period..........               5,367,937                     6,799,085
                                                                    ------------                  ------------
Cash and cash equivalents, end of period................           $   6,715,808                  $  8,056,295
                                                                   =============                  ============

See accompanying notes.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1997.


NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 1,000,000 for the three month periods ended March 31, 1998 and 1997. The Corporation has no common stock equivalents and accordingly, presents only basic earnings per share data.


NOTE 3  ADOPTION OF SFAS NO. 130

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, on January 1, 1998. The Statement establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the Corporation, comprehensive income includes net income and changes in unrealized gains and losses on available-for-sale securities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the "Bank"). The Bank has eight offices serving eight communities in Kent, Ottawa and Allegan Counties. Neither the Corporation nor the Bank has had any acquisition activity in their respective histories.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1997 annual report and with the unaudited interim financial statements and notes.


                   THREE MONTHS ENDING MARCH 31, 1998 AND 1997


RESULTS OF OPERATIONS

     Net income equaled $1,377,643 for the three months ending March 31, 1998, compared to $1,138,683 for the same period in 1997. This is a 20.99% increase over the same period in 1997. Return on average equity was 15.03% for the three months ending March 31, 1998 and 13.48% for 1997. Return on average assets was 2.27% for the three months ending March 31, 1998 and 2.12% for 1997.


Table 1 Earnings Performance (in thousands, except per share data)

                                                          Three Months Ended March 31,
                                                           1998                  1997
                                                           ----                  ----
Net Income......................................       $ 1,378                $ 1,139
  Per Share.....................................       $  1.38                $  1.13

Earnings ratios:
  Return on average assets......................          2.27%                 2.12%
  Return on average equity......................         15.03%                13.48%

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                    Three months ended March 31,
                                                            1998                                                1997
                                       Average                              Yield/        Average                             Yield/
                                       Balance            Interest          Cost          Balance             Interest          Cost
Assets:
  Fed. funds sold                     $      66           $    1           5.49%          $  1,489            $  20            5.45%
Securities:
 Taxable                                 41,256              649           6.38%            41,989              681            6.58%
 Tax-exempt                              19,196              377           7.96%            16,036              339            8.57%
 Loans(1)(2)                            173,396            3,962           9.27%           147,095            3,390            9.35%
                                        -------           ------                           -------           ------
 Total earning assets/total interest
    income                              233,914            4,989           8.65%           206,609            4,430            8.70%
 Cash and due from banks                  5,504                                              4,665
 Unrealized Gain                            989                                                297
 All other assets                         8,275                                              8,178
 Allowance for loan loss                 (2,552)                                            (2,375)
   Total assets:                       $246,130                                           $217,374
                                       ========                                           ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/ NOW accounts           $ 65,385           $  477           2.96%        $   63,835            $ 469            2.98%
 Time                                    95,855            1,359           5.75%            84,545            1,169            5.61%
 Fed. Funds Purchased                    12,249              142           4.71%             8,641               82            3.85%
 Other Borrowed Money                     8,615              130           6.13%             3,174               47            6.00%
                                          -----              ---                             -----               --
 Total interest bearing liabilities/
   total interest expense               182,104            2,108           4.69%           160,195            1,767            4.47%
                                                           -----                                             ------
 Noninterest bearing  deposits           25,196                                             21,120
 All other liabilities                    1,837                                              1,617
Stockholders' Equity:
 Unrealized Holding Gain                    653                                                                196
Common Stock, Surplus, Retained          36,340                                             34,246
                                         ------                                             ------
   Earnings
 Total liabilities and
 stockholders' equity:                 $246,130                                           $217,374
                                       ========                                           ========
Interest spread                                            2,768           3.95%                              2,560            4.23%
                                                                           =====                                               =====
Net interest income-FTE                                  $ 2,881                                           $  2,663
                                                        ========                                           ========
Net Interest Margin as a Percentage
   of Average Earning Assets                                               4.99%                                               5.22%
                                                                           =====                                               =====

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

(2) Interest on loans includes net origination fees for the three months ending March 31, 1998 of $38,760 and $66,457 in 1997.


     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $218,000 to $2,881,000 for the three month period ended March 31, 1998, a 8.19% increase from the same period in 1997. The major factors for the increase in net interest income for the three months ended March 31, 1998 were non-interest bearing deposits averaged $4,076,000 higher in 1998 than in the same period in 1997 and the loan portfolio balance averaged $26,301,000 higher in 1998 compared to 1997. Earning assets averaged $27,305,000, 13.22% higher for the three month period ending March 31, 1998 compared to 1997; this volume change resulted in an additional $633,000 in FTE interest income. The asset growth for the three months ended March 31, 1998 was primarily funded by a 13.38%, $11,310,000 increase in time deposits and a $5,441,000 increase in other borrowed money and a $4,076,000 increase in non-interest bearing deposits. For the three months ended March 31, 1998 the average FTE interest rate earned on assets decreased .05%, decreasing FTE interest income by $74,000. The major factor of the decrease was lower yields on the investment portfolio and the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money increased .22%, increasing interest expense by $46,000. The net difference between interest rates earned and paid was a $218,000 increase in FTE net interest income.

     For the three months ended March 31, 1998 the net interest yield decreased .23% versus the same period in 1997. Management expects this trend to continue.
Deposit growth for the remainder of 1998 will be from time deposits which are a higher cost of funds than savings and NOW accounts; as a result, the FTE net interest yield may decrease slightly in the next nine months.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                                 Three Months Ended March 31,
                                                                     1998 Compared to 1997

                                                                           Amount of
                                                                      Increase/(Decrease)
                                                                       Due to Change in
                                                                                                       Total
                                                                                                       Amount
                                                                                                         of
                                                                            Average                  Increase/
                                                  Volume                      Rate                   (Decrease)

Interest Income
Federal funds sold.....................           $      (19)              $      0            $   (19)

  Securities:
    Taxable............................                  (11)                   (21)               (32)
    Tax Exempt.........................                   62                    (24)                38
  Loans................................                  601                    (29)               572
                                                     -------               --------             ------
  Total interest income................                  633                    (74)               559

Interest Expense

Interest bearing deposits
  Savings/Now accounts.................                   11                     (3)                 8
  Time.................................                  160                     30                190
  Fed. Funds Purchased.................                   42                     18                 60
  Other Borrowed Money.................                   82                      1                 83
                                                     -------                -------              -----
  Total interest expense...............                  295                     46                341
                                                     -------                -------              -----
Net Interest Income (FTE)                            $   338                $  (120)             $ 218
                                                     =======                =======              =====

Table 4 Noninterest Income (in thousands)

                                                                       Three Months Ended March 31,
                                                                          1998 Compared to 1997

                                                                    1998                           1997
                                                                   ------                         -----
Service charges on deposit accounts...................             $    130                       $    122

Net gains on asset sales:
    Loans.............................................                  330                             15
    Securities........................................                    3                             45
Other.................................................                  134                            137
                                                                    -------                       --------

     Total noninterest income.........................              $   597                       $    319
                                                                    =======                       ========

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Noninterest income increased $278,000 or 87% for the three month period ending March 31, 1998 versus 1997. The increase was due primarily to a $315,000 increase in gains on real estate mortgage loan sales, offset by a $42,000 decrease on gains of securities available-for sale.


Table 5 Noninterest Expense (in thousands)

                                                                          Three Months Ended March 31,
                                                                         1998                      1997
                                                                        ------                    -----
Salaries and employee benefits........................                  $     690               $      685
Occupancy and equipment...............................                        240                      210
FDIC assessment.......................................                          7                        7
Postage...............................................                          4                        3
Printing and supplies.................................                         43                       25
Marketing.............................................                         50                       38
Michigan Single Business Tax..........................                         57                       51
Other.................................................                        265                      255
                                                                     ------------               ----------
     Total noninterest expense........................                 $    1,356              $     1,274
                                                                       ==========              ===========

Noninterest Expense

     Noninterest expense increased $82,000 or 6.44% for the three month period ending March 31, 1998 versus 1997. The major factors for the increase were a $30,000 increase, 14.36% in occupancy and equipment expense and an $18,000 increase, 72% in stationery, supplies and printing expense. The increase in occupancy and equipment expense was related to leasing space for a new branch in Zeeland, Michigan. The increase in supplies and printing expense resulted from additional forms and supplies needed for the Bank and for the new branch in Zeeland, Michigan.

Table 6 Nonperforming Assets (in thousands)

                                                                                     Three Months Ended March 31,
                                                                                    1998                      1997
                                                                                   ------                    -----
Nonaccrual loans.................................................                  $    105                   $    269
90 days or more past due & still accruing........................                        84                        513
                                                                                  ---------                  ---------
     Total Nonperforming Loans...................................                       189                        782

Other real estate................................................                         0                        811
                                                                               ------------                -----------
    Total Nonperforming Assets...................................                 $     189                   $  1,593
                                                                                  =========                   ========
Nonperforming loans as a percent of total loans..................                      .11%                       .52%
Nonperforming assets as a percent of total loans.................                      .11%                      1.07%
Nonperforming loans as a percent of the loan loss reserve........                      7.5%                      32.8%

Table 7 Loan Loss Experience (in thousands)

                                                                                     Three Months Ended March 31,
                                                                                     1998                     1997
                                                                                    ------                   -----
Loans:
   Average daily balance of loans for the period.....................                $173,396                $147,095
   Amount of loans outstanding at end of period......................                $177,979                $149,489
Allowance for loan losses:
   Balance at beginning of period....................................               $   2,565               $   2,376
   Loans charged off:
      Real estate....................................................                       0                       0
      Commercial.....................................................                      70                       0
      Consumer.......................................................                      45                      13
                                                                                   ----------             -----------
        Total charge-offs............................................                     115                      13
   Recoveries of loans previously charged off:
      Real estate....................................................                       0                       0
      Commercial.....................................................                       6                       6
      Consumer.......................................................                      15                      12
                                                                                  -----------             -----------
         Total recoveries............................................                      21                      18
                                                                                  -----------              ----------
   Net loans charged off (recoveries)................................                      94                      (5)
   Additions to allowance charged to operations......................                      50                       0
                                                                                  -----------             -----------
         Balance at end of period....................................              $    2,521              $    2,381
                                                                                   ==========              ==========

Ratios:
   Net loans charged off to avg loans outstanding....................                    .05%                    .00%
   Allowance for loan losses to loans outstanding....................                   1.42%                   1.59%

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                            Three Months Ended March 31,
                                                                       1998                                1997
                                                                      ------                              -----
Noninterest bearing demand......................          $  25,196                           $  21,120
MMDA/Savings and NOW accounts...................             65,385            2.96%             63,835            2.98%
Time............................................             95,855            5.75%             84,545            5.61%
                                                         ----------            -----         ----------            -----
    Total Deposits..............................           $186,436            3.99%           $169,500            3.92%
                                                           ========            =====           ========            =====


     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of March 31, 1998:

                                                                                Amount
           Three months or less.......................................       $   4,168
           Over 3 months through 6 months.............................           2,249
           Over 6 months through 1 year...............................           2,860
           Over 1 year................................................           3,231
                                                                             ---------
                                                                             $  12,508
                                                                             =========

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $8,439,000, 3.47% to $251,527,000 from December 31, 1997 to March 31, 1998. The significant changes were an increase in loans of $5,981,000, a 3.59% increase. Deposits increased $4,738,000, 2.57% to
$189,439,000. Non-interest bearing deposits decreased $2,032,000 and interest bearing deposits increased $6,770,000. The Corporation expects deposits to increase throughout the remainder of the year. Borrowed funds increased $1,683,000.


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

     Cash and cash equivalents equaled 2.67% of total assets as of March 31, 1998 versus 2.21% as of December 31, 1997. For the three month period ending March 31, 1998, $1,114,000 in net cash was provided from operations, investing activities used $4,868,000, and financing activities provided $5,102,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $1,348,000 increase in cash and cash equivalents during the three month period ending March 31, 1998.

     The Corporation's liquidity is considered adequate by management.


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

CAPITAL

     The capital of the Corporation consists of common stock, additional paid in capital, retained earnings and net unrealized gain on available-for-sale securities. For the three period ending March 31, 1998 capital increased
$502,000, which includes a $125,000 unrealized gain on available-for-sale investment securities.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 1998:


Table 9 Capital Resources (in thousands)

                                                                   As of March 31, 1998 and 1997

                                                 Regulatory Requirements

                                             Adequately              Well
                                            Capitalized          Capitalized              1998                 1997
                                            -----------          -----------              ----                 ----
Tier 1 capital........................                                                   $36,060              $33,705
Tier 2 capital.........................                                                    2,396                2,041
  Total qualifying  capital............                                                  $38,456              $35,746

Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                   14.69%              15.56%
Tier 1 risk-based capital..............          4%                   6%                   18.83%              20.68%
Total risk-based capital...............          8%                  10%                   20.08%              21.94%

PART II - OTHER INFORMATION

    Item 6 Exhibits and Reports on Form 8-K

    (a)  Exhibits -

         27 Financial Data Schedule

    (b)  Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.



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


DATE:    May 14, 1998