Form 10-Q
period 1998-06-30
O A K FINANCIAL CORP
filed 1998-08-14
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,000,000 shares of the Company's Common Stock ($1 par value) were outstanding as of July 31, 1998.

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                          3-7
                  Notes to Consolidated Financial Statements                   8

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-17


Part II.          Other Information

                  Item 4.
                  Submission of Matters to a Vote of Security Holders         18

                  Item 6.
                  Exhibits and Reports on Form 8-K                            18


Signatures                                                                    19

      O.A.K. FINANCIAL CORPORATION                   CONSOLIDATED BALANCE SHEETS
            AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                    June 30,       December 31,
                                                                                      1998             1997
                                                                                   (Unaudited)
Cash and due from banks ........................................................   $  9,845,602   $  5,367,937
Federal funds sold .............................................................        400,000           --
                                                                                   ------------   ------------
Cash and cash equivalents ......................................................     10,245,602      5,367,937

Available-for-sale securities at fair value - amortized cost of
   $55,706,027 - 1998 and $60,999,414 - 1997 ...................................     56,744,650     61,792,674
Loans receivable, net ..........................................................    183,383,802    166,387,650
Loans held for sale ............................................................      3,069,000      1,345,615
Accrued interest receivable ....................................................      1,769,168      1,513,146
Premises and equipment, net ....................................................      4,855,930      4,534,281
Other assets ...................................................................      2,558,594      2,146,617
                                                                                   ------------   ------------
Total assets ...................................................................   $262,626,746   $243,087,920
                                                                                   ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest bearing ............................................................   $ 27,718,353   $ 26,456,357
Interest bearing ...............................................................    171,383,438    158,243,971
                                                                                   ------------   ------------
Total deposits .................................................................    199,101,791    184,700,328
Borrowed funds .................................................................     12,000,000     11,300,000
Securities sold under agreements to repurchase .................................     11,588,529      8,657,583
Other liabilities ..............................................................      1,916,174      1,515,231
                                                                                   ------------   ------------
Total liabilities ..............................................................    224,606,494    206,173,142
                                                                                   ------------   ------------
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized; 2,000,000 shares issued and outstanding (2,000,000 shares
   authorized; 1,000,000 shares issued in 1997) ................................      2,000,000      1,000,000
Additional paid-in capital .....................................................      5,622,680      5,622,680
Retained earnings ..............................................................     29,712,070     29,768,536
Accumulated other comprehensive income .........................................        685,502        523,562
                                                                                   ------------   ------------
Total stockholders' equity .....................................................     38,020,252     36,914,778
                                                                                   ------------   ------------
Total liabilities and stockholders' equity .....................................   $262,626,746   $243,087,920
                                                                                   ============   ============

See accompanying notes.

    O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
        AND SUBSIDIARY                                 (Unaudited)
-------------------------------------------------------------------------------

                                                         Six Months and Three Months ended June 30, 1998 and 1997
                                                               Six  Months                  Three Months
                                                           1998            1997          1998           1997
                                                           ----            ----          ----           ----
Interest income
   Loans  ..............................................   $  8,197,735    $ 6,985,319   $ 4,241,822    $ 3,600,771
   Available-for-sale securities ........................     1,794,174      1,833,016       874,575        909,782
   Federal funds sold ...................................         5,559         28,550         4,668          8,683
                                                            -----------    -----------   -----------    -----------

Total interest income ...................................     9,997,468      8,846,885     5,121,125      4,519,236

Interest expense
   Deposits .............................................     3,715,201      3,382,187     1,879,801      1,743,281
   Borrowed funds .......................................       351,982        122,969       169,923         66,646
   Securities sold under agreements to repurchase .......       186,776        144,992        96,335         72,544
                                                            -----------    -----------   -----------    -----------

Total interest expense ..................................     4,253,959      3,650,148     2,146,059      1,882,471
                                                            -----------    -----------   -----------    -----------

Net interest income .....................................     5,743,509      5,196,737     2,975,066      2,636,765
Provision for possible loan losses ......................       150,000              0       100,000              0
                                                            -----------    -----------   -----------    -----------

Net interest income after provision for
   possible loan losses .................................     5,593,509      5,196,737     2,875,066      2,636,765
                                                            -----------    -----------   -----------    -----------

Noninterest income
   Service charges ......................................       269,453        253,174       139,255        130,855
   Net realized gain on sale of available-for-sale
     loans ..............................................       685,778        147,924       355,366        132,492
   Loan servicing fee ...................................        94,725        105,301        41,030         51,694
   Net realized gain on sale of available-for-sale
     securities .........................................        (5,646)        51,587        (8,321)         7,011
   Other ................................................       142,306        186,723        61,938        103,690
                                                            -----------    -----------   -----------    -----------

Total noninterest income ................................     1,186,616        744,709       589,268        425,742

Noninterest expenses
   Salaries and employee benefits .......................     1,716,393      1,512,587     1,026,585        827,164
   Occupancy ............................................       231,113        202,395       115,248         95,588
   Furniture and fixtures ...............................       274,029        243,003       150,132        115,880
   Michigan single business tax .........................        99,000         99,200        42,000         49,100
    Stationery, supplies, printing ......................       117,387         53,860        74,116         28,251
   Other ................................................       682,269        646,582       356,362        367,909
                                                            -----------    -----------   -----------    -----------

Total noninterest expenses ..............................     3,120,191      2,757,627     1,764,443      1,483,892
                                                            -----------    -----------   -----------    -----------

Income before federal income taxes ......................     3,659,934      3,183,819     1,699,891      1,578,615
Federal income taxes ....................................     1,066,400        976,597       484,000        510,076
                                                            -----------    -----------   -----------    -----------

Net income ..............................................   $ 2,593,534    $ 2,207,222   $ 1,215,891    $ 1,068,539
                                                            ===========    ===========   ===========    ===========

Net income per share of common stock (basic)..............  $      1.30   $       1.10   $      0.61    $      0.53
                                                            ===========   ============   ===========    ===========

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                          CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                                     COMPREHENSIVE INCOME
                                                             (Unaudited)
--------------------------------------------------------------------------------

                                                                   Six Months and Three Months ended June, 30, 1998 and 1997
                                                                        Six Months                            Three Months
                                                                 1998                   1997             1998            1997
                                                                 ----                   ----             ----            ----
Other comprehensive income before income taxes:
       Change in unrealized gain (loss) on
          available-for-sale securities..................      $245,364          ($ 83,400)            $ 56,652        $   444,676

       Income tax (expense) benefit related to
          other comprehensive income.....................       (83,424)            28,356              (19,263)          (151,190)
                                                              ----------        ----------           -----------        -----------

       Other comprehensive income (loss), net of
          income taxes...................................       161,940            (55,044)              37,389            293,486

Net income          .....................................     2,593,534          2,207,222            1,215,891          1,068,539
                                                             ----------         ----------          -----------        -----------

Comprehensive income.....................................    $2,755,474         $2,152,178           $1,253,280         $1,362,025
                                                             ==========         ==========           ==========         ==========

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                            CHANGES IN STOCKHOLDERS' EQUITY
                                                           (Unaudited)

--------------------------------------------------------------------------------

                                                          Six Months Ended June 30,
                                                           1998               1997
                                                           ----               ----
Shares of common stock issued
       and outstanding
       Balance, beginning of period ..................      1,000,000       1,006,174
       2 for 1 common stock split effected in the form
          a dividend .................................      1,000,000               0
       Repurchases and retirements ...................              0               0
                                                         ------------    ------------
       Balance, end of period ........................      2,000,000       1,006,174
                                                         ============    ============

Common stock
       Balance, beginning of period ..................   $  1,000,000    $  1,006,174
       2 for 1 common stock split effected in the form
          a dividend .................................      1,000,000               0
       Repurchase and retirement of common shares ....              0               0
                                                         ------------    ------------
       Balance, end of period ........................      2,000,000       1,006,174
                                                         ============    ============
Additional paid-in-capital
       Balance, beginning of period ..................      5,622,680       6,036,338
       Repurchase and retirement of common shares ....              0               0
                                                         ------------    ------------
       Balance, end of period ........................      5,622,680       6,036,338
                                                         ============    ============
Retained earnings
       Balance, beginning of period ..................     29,768,536      28,258,182
       Net income ....................................      2,593,534       2,207,222
       2 for 1 common stock split effected in the form
          a dividend .................................      1,000,000               0
       Cash dividends ................................     (1,650,000)     (2,545,620)
                                                         ------------    ------------
       Balance, end of period ........................     29,712,070      27,919,784
                                                         ============    ============
Accumulated other comprehensive income
       Balance, beginning of period ..................        523,562         242,922
       Net unrealized gain (loss) on available-
          for-sale securities ........................        161,940         (55,044)
                                                         ------------    ------------
       Balance, end of period ........................        685,502         187,878
                                                         ------------    ------------
Total stockholders' equity ...........................   $ 38,020,252    $ 35,150,174
                                                         ============    ============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                      CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                                       CASH FLOWS
                                                        (Unaudited)

-------------------------------------------------------------------------------

                                                           Six Months Ended June 30,
                                                            1998              1997
                                                            ----              ----
Cash Flows from Operating Activities:
      Net income ......................................   $  2,593,534    $  2,207,222
    Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization .............        221,983         212,148
            Proceeds from sales of loans held
               for sale ...............................     37,624,827       8,377,644
            Disbursements for loans held for sale .....    (38,662,435)     (8,229,720)
            Net loss/(gain) on sale of available-for-
               sale securities ........................          5,646         (51,587)
            Net gain on sale of  loans held for sale ..       (685,778)       (147,924)
            Net amortization of investment premiums ...        103,289          91,914
            Changes in operating assets and liabilities
               which provided (used) cash:
                  Accrued interest receivable .........       (256,022)        (51,588)
                  Other assets ........................       (411,977)       (972,272)
                  Other liabilities ...................        400,943         978,048
                                                          ------------    ------------

Net cash provided by operating activities .............        934,010       2,413,885
                                                          ------------    ------------

Cash Flows from Investing Activities:
      Available-for-sale securities:
         Proceeds from maturities .....................      5,836,744       5,159,082
         Proceeds from sales ..........................      2,009,298       2,128,928
         Purchases ....................................     (2,735,750)     (7,822,728)
      Net increase in loans held for investment .......    (16,996,152)     (9,519,166)
      Purchases of premises and equipment .............       (552,894)       (132,129)
                                                          ------------    ------------

Net cash used in investing activities .................    (12,438,754)    (10,186,013)
                                                          ------------    ------------

Cash Flows from Financing Activities:
      Net increase (decrease) in demand deposits, NOW
         accounts and savings deposits ................      8,507,797      (1,699,992)
      Net increase in time deposits ...................      5,893,666       8,682,330
      Net increase in borrowed funds ..................        700,000       1,700,000
      Net increase in securities sold under agreements
         to repurchase ................................      2,930,946       1,149,439
      Common stock dividends paid .....................     (1,650,000)     (2,545,620)
                                                          ------------    ------------

Net cash provided by financing activities .............     16,382,409       7,286,157
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..      4,877,665        (485,971)

Cash and cash equivalents, beginning of period ........      5,367,937       6,799,085
                                                          ------------    ------------

Cash and cash equivalents, end of period ..............   $ 10,245,602    $  6,313,114
                                                          ============    ============

See accompanying notes.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1997.


NOTE 2 STOCKHOLDERS EQUITY

     On May 7, 1998, the Board of Directors declared a 2-for-1 split of the Corporation's common stock to be effected on July 1, 1998 by means of a one-for-one stock dividend to shareholders of record on June 1, 1998. The par value of the common stock remained at $1 per share. As a result, $1,000,000, representing the total par value of the new shares issued, has been transferred from retained earnings to common stock. All references in the consolidated financial statements to amounts per share and to the number of shares have been restated to give retroactive effect to the stock split.


NOTE 3 COMPUTATION OF EARNINGS PER SHARE

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 2,000,000 for the six month period ended June 30, 1998 and 2,012,348 shares for the same period in 1997, as adjusted for the effect of the common stock split effected in the form of a dividend.


NOTE 4  ADOPTION OF SFAS NO. 130

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


                    SIX MONTHS ENDING JUNE 30, 1998 AND 1997


RESULTS OF OPERATIONS

     Net income equaled $1,215,891 for the three months ending June 31, 1998, compared to $1,068,539 for the same period in 1997. This is a 13.79% increase over the same period in 1997. Net income for the six month period ended June 30, 1998 was $2,593,534, compared to $2,207,222 for the same period in 1997. This is a 17.50% increase over the same period in 1997. Return on average equity was 12.92% for the three months ending June 30, 1998 and 12.34% for 1997. Return on average assets was 1.90% for the three months ending June 30, 1998 and 1.88% for 1997.


Table 1 Earnings Performance (in thousands, except per share data)

                                                               Six Months and Three Months Ended June 30,
                                                             Six Months                         Three Months
                                                        1998              1997              1998             1997
                                                        ----              ----              ----             ----
Net Income......................................        $  2,594          $ 2,207           $ 1,216          $ 1,068
  Per Share(1)..................................        $   1.30          $  1.10           $  0.61          $  0.53

Earnings ratios:
  Return on average assets......................           2.08%            2.02%             1.90%            1.88%
  Return on average equity......................          13.99%           12.72%            12.92%           12.34%

(1) As adjusted for 2 for 1 common stock split effected in the form a dividend.

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                           Six Months and Three Months ended June 30
                                               Six Months                                                Three Months
                                      1998                      1997                        1998                        1997
                          Average            Yield/  Average             Yield/  Average            Yield/   Average          Yield/
                          Balance   Interest  Cost   Balance  Interest   Cost    Balance  Interest  Cost    Balance   Interest  Cost
Assets:
  Fed. funds sold         $    198  $     6   5.67%  $  1,037   $  29    5.55%  $    328   $    5   5.71%   $    590  $    9   5.90%
Securities:
 Taxable                    39,404    1,252   6.41%    41,570   1,349    6.55%    37,571      603   6.44%     41,157     668   6.51%
 Tax-exempt                 19,383      755   7.85%    16,141     672    8.40%    19,568      378   7.75%     16,245     335   8.28%
 Loans(1)(2)               179,737    8,212   9.21%   150,526   6,999    9.38%   186,008    4,266   9.20%    153,920   3,609   9.40%
                           -------   ------   -----   -------   -----    -----   -------    -----   -----    -------   -----   -----
 Total earning assets/
  total interest income    238,722   10,225   8.64%   209,274   9,049    8.72%   243,475    5,252   8.65%    211,912   4,621   8.75%
 Cash and due from
  banks                      5,862                      4,729                      6,217                       4,790
 Unrealized Gain/Loss          985                         63                        981                        (169)
 All other assets            8,480                      8,567                      8,683                       8,952
 Allowance for loan loss    (2,559)                    (2,422)                    (2,566)                     (2,469)
   Total assets:          $251,490                   $220,211                   $256,790                    $223,016
                          ========                   ========                   ========                    ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/
 NOW accounts             $ 66,869   $  953   2.87%  $ 63,272  $  934    2.98% $  68,337  $   476   2.79%  $  62,714  $  464   2.97%
 Time                       97,497    2,762   5.71%    87,474   2,448    5.64%    99,121    1,404   5.68%     90,372   1,279   5.68%
 Fed. Funds Purchased       11,557      257   4.49%     8,220     161    3.96%    10,871      115   4.25%      7,803      80   4.09%
 Other Borrowed Money        9,446      282   6.01%     3,621     107    5.94%    10,268      151   5.90%      4,063      60   5.89%
                           -------    -----   -----    ------  ------    -----    -------   -----   -----   --------   -----   -----
 Total interest bearing    185,369    4,254   4.63%   162,587   3,650    4.53%   188,597    2,146   4.56%    164,952   1,883   4.58%
                                      -----                    ------                       -----                      -----   -----
  liabilities/total
  interest expense
 Noninterest bearing        26,786                     21,421                     28,359                      21,718
 deposits
 All other liabilities       1,958                      1,682                      2,078                       1,746
Stockholders' Equity:
 Unrealized Holding
 Gain/Loss                     650                         41                        648                        (112)
Common Stock,
 Surplus,
 Retained Earnings          36,727                     34,480                     37,108                      34,712
                            ------                     ------                     ------                     -------
 Total liabilities and
 stockholders' equity:    $251,490                  $ 220,211                   $256,790                    $223,016
                          ========                  =========                   ========                    ========
Interest spread                       5,744   4.01%             5,197    4.19%              2,975   4.09%              2,637   4.17%
Net interest income-FTE              $5,971                    $5,399                      $3,106                     $2,738
                                     ======                    ======                      ======                     ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                5.04%                      5.20%                      5.09%                      5.18%
                                              =====                      =====                      =====                      =====

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

(2) Interest on loans includes net origination fees for the six months ending June 30, 1998 of $84,758 and $129,470 in 1997.


     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $368,000 to $3,106,000 for the three month period ended June 30, 1998, a 13.44% increase from the same period in 1997. The major factors for the increase in net interest income for the three months ended June 30, 1998 were non-interest bearing deposits averaged $6,641,000 higher in 1998 than in the same period in 1997 and the loan portfolio balance averaged $32,088,000 higher in 1998 compared to 1997. Earning assets averaged $31,563,000, 14.89% higher for the three month period ending June 30, 1998 compared to 1997; this volume change resulted in an additional $738,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended June 30, 1998 was primarily funded by a 9.68%, $8,749,000 increase in time deposits and a $6,205,000 increase in other borrowed money and a $6,641,000 increase in non-interest bearing deposits. For the three months ended June 30, 1998 the average FTE interest rate earned on assets decreased .10%, decreasing FTE interest income by $107,000. The major factor of the decrease was lower yields on the investment portfolio and the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .02%, decreasing interest expense by $24,000. The net difference between interest rates earned and paid was a $368,000 increase in FTE net interest income.

     For the three months ended June 30, 1998 the net interest yield decreased .09% versus the same period in 1997. Management expects this trend to continue.
The Corporation is benefiting from current mergers and acquisitions in its market area which have caused customers of acquired organizations to leave these organizations and open new lower interest bearing accounts with the Bank. For the six month period ending June 30, 1998, tax equivalent net interest income increased $572,000 to $5,971,000, a 10.59% increase from the same period in 1997. The major factors for the increase in net interest income for the six
months  ended  June  30,  1998,  were  noninterest   bearing  deposits  averaged
$5,365,000 higher in 1998 than in the same period in 1997 and the loan portfolio balance averaged $29,448,000 higher in 1998 compared to 1997. Earning assets averaged $29,448,000, 14.07%. For the six months ended June 30, 1998, the average FTE interest rate earned on assets decreased .08%, decreasing FTE interest income by $191,000 while the average rate paid on deposits, fed funds purchased and other borrowed money increased .10%, increasing interest expense by $21,000. The difference between interest rates earned and paid was a $572,000 increase in FTE net interest income. The net interest yield decreased .16% for the six month period ending June 30, 1998 versus the same period in 1997.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. In Table 2 and Table 3 the interest earned on investments and loans is expressed on a fully taxable equivalent ("FTE") basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. Table 3 analyzes the reasons for the increases and decreases in interest income and expense. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                       Six Months and Three Months Ended June 30,
                                                                    1998 Compared to 1997

                                                                           Amount of
                                                                     Increase/(Decrease)
                                                                      Due to Change in

                                                    Six Months                                 Three Month
                                                                     Total                                       Total
                                                                     Amount                                      Amount
                                                                      of                                          of
                                                    Average        Increase/                     Average       Increase/
                                     Volume         Rate           (Decrease)     Volume         Rate          (Decrease)
Interest Income
Federal funds sold...............    $      (24)    $         1     $      (23)   $       (4)    $        0    $       (4)

  Securities:
    Taxable......................           (69)           (28)            (97)          (58)           (7)           (65)
    Tax Exempt...................            126           (43)              83            64          (21)             43
  Loans..........................          1,334          (121)           1,213           736          (79)            657
                                       ---------    -----------     -----------    ----------    ----------     ----------

  Total interest income..........          1,367          (191)           1,176           738         (107)            631

Interest Expense

Interest bearing deposits
  Savings/Now accounts...........             51           (32)              19            39          (27)             12
  Time...........................            284             30             314           125             0            125
  Fed. Funds Purchased...........             74             22              96            32             3             35
  Other Borrowed Money...........            174              1             175            91             0             91
                                      ----------   ------------      ----------  ------------   -----------     ----------
  Total interest expense.........            583             21             604           287          (24)            263
                                      ----------     ----------      ----------   -----------    ----------      ---------

Net Interest Income (FTE)               $    784       $  (212)       $     572     $     451     $    (83)       $    368
                                        ========       ========       =========     =========     =========       ========

Table 4 Noninterest Income (in thousands)

                                                                 Six Months and Three Months ended June 30,
                                                                            1998 Compared to 1997
                                                                Six Months                       Three Months
                                                           1998             1997             1998             1997
Service charges on deposit accounts.................       $      270       $      253       $      139       $      131

Net gains (losses) on asset sales:
    Loans...........................................              686              148              355              132
    Securities......................................               (6)              52               (8)               7
Other...............................................              237              292              103              156
                                                          -----------      -----------      -----------       ----------
     Total noninterest income.......................       $    1,187      $       745       $      589       $      426
                                                           ==========      ===========       ==========       ==========

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Noninterest income increased $163,000 or 38% for the three month period ending June 30, 1998 versus 1997. The increase was due primarily to a $223,000 increase in gains on real estate mortgage loan sales, and a $53,000 decrease on other income. For the six months ended June 30, 1998, noninterest income increased $442,000, 59%. The increase was due primarily to a $538,000 increase in gains in real estate mortgage loan sales, and a $58,000 decrease in gains in securities available-for-sale.


Table 5 Noninterest Expense (in thousands)

                                                                Six Months and Three Months Ended June 30
                                                                              1998 and 1997
                                                              Six Months                         Three Months
                                                        1998              1997              1998              1997
Salaries and employee benefits..................       $     1,716       $     1,513       $     1,026      $        827
Occupancy and equipment.........................               505               445               265               211
FDIC assessment.................................                14                13                 7                 7
Postage.........................................                22                34                18                31
Printing and supplies........................                  117                53                74                28
Marketing.......................................               101                73                51                35
Michigan Single Business Tax....................                99                99                42                49
Other...........................................               546               528               281               296
                                                      ------------     -------------    --------------     -------------
     Total noninterest expense..................        $    3,120       $     2,758       $     1,764       $     1,484
                                                        ==========       ===========       ===========       ===========

Noninterest Expense

     Noninterest expense increased $280,000 or 18.87% for the three month period ending June 30, 1998 versus 1997. The major factors were a $199,000 increase, 24.06% in salaries and employee benefits and a $54,000 increase, 25.59% in occupancy expense and a $46,000 increase,164.29% in stationery, supplies and printing expense. The increase in salary and occupancy expenses are primarily related to two new branches, one in Zeeland, Michigan and one in Hamilton, Michigan. The increase in supplies and printing expense was a result of additional forms and supplies needed for the Bank and for the new branches. For the six month period ended June 30, 1998, noninterest expense increased $362,000 to $3,120,000 or a 13.12% increase, principally due to salaries and employee benefits expense which increased $203,000 to $1,716,000 a 13.42% increase. The other noninterest expenses were relatively constant for the three month period ended June 30, 1998 versus 1997.


Table 6 Nonperforming Assets (in thousands)

                                                          Six months and three Months
                                                          Ended June 30, 1998 and 1997

                                                             1998                 1997
Nonaccrual loans ......................................   $  100                $  233
90 days or more past due & still accruing                     12                   382
                                                          ------                ------
     Total Nonperforming Loans ........................      112                   615

Other real estate .....................................      105                   796
                                                          ------                ------
    Total Nonperforming Assets ........................   $  217                $1,411
                                                          ======                ======

Nonperforming loans as a percent of total loans........     .06%                  .39%
Nonperforming assets as a percent of total loans.......     .11%                  .90%
Nonperforming loans as a percent of the loan loss
   reserve.............................................    4.24%                25.00%

Table 7 Loan Loss Experience (in thousands)

                                                                              Six months and three months
                                                                              Ended June 30, 1998 and 1997

                                                                        Six Months                    Three Months
                                                                   1998           1997            1998            1997
Loans:
   Average daily balance of loans for the period.........        $179,737        $149,744        $186,008       $153,559
   Amount of loans outstanding at end of period..........         189,092         156,651         189,092        156,651
Allowance for loan losses:
   Balance at beginning of period........................           2,565           2,376           2,521          2,381
   Loans charged off:
      Real estate........................................               0               0               0              0
      Commercial.........................................              70               0               0              0
      Consumer...........................................              64              25              19             12
                                                                ---------       ---------       ---------       --------
        Total charge-offs................................             134              25              19             12
   Recoveries of loans previously charged off:
      Real estate........................................               0               0               0              0
      Commercial.........................................              13             135               7            129
      Consumer...........................................              45              19              30              7
                                                                ---------       ---------       ---------       --------
         Total recoveries................................              58             154              37            136
                                                                ---------       ---------       ---------       --------
   Net loans charged off (recoveries)....................              76            (129)            (18)          (124)
   Additions to allowance charged to operations                       150               0             100              0
                                                                ---------       ---------       ---------       --------
         Balance at end of period........................       $   2,639       $   2,505       $   2,639       $  2,505
                                                                =========       =========       =========       ========

Ratios:
   Net loans charged off to avg loans outstanding........            .04%           -.09%           -.01%          -.08%
   Allowance for loan losses to loans outstanding........           1.40%           1.60%           1.40%          1.60%

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                      Six Months and Three Months Ended
                                                                           June 30, 1998 and 1997

                                                            Six Months                                    Three Months
                                                   1998                     1997                   1998                   1997
                                           Average                  Average                Average                Average
                                           Balance        Rate      Balance       Rate     Balance       Rate     Balance      Rate
Noninterest bearing demand............     $  26,786               $  21,421               $  28,359              $  21,718
MMDA/Savings and NOW accounts.........        66,869      2.87%       63,272      2.98%       68,337     2.79%       62,714    2.97%
Time..................................        97,497      5.71%       87,474      5.64%       99,121     5.68%       90,372    5.68%
                                          ----------      -----   ----------      -----   ----------     -----   ----------    -----
    Total Deposits....................      $191,146      3.92%     $172,167      3.96%     $195,817     3.85%     $174,804    4.00%
                                            ========      =====     ========      =====     ========     =====     ========    =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of June 30, 1998:

                                                                              Amount
           Three months or less.......................................       $   3,858
           Over 3 months through 6 months.............................           2,182
           Over 6 months through 1 year...............................           2,415
           Over 1 year................................................           3,439
                                                                            ----------
                                                                             $  11,894

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $19,539,000, 8.04% to $262,627,000 from December 31, 1997 to June 30,1998. The significant changes were an increase in loans of $16,996,000, a 10.21% increase and an increase in cash and cash equivalents of $4,878,000, a 90.87% increase. Deposits increased $14,401,000, 7.80% to
$199,102,000. Non-interest bearing deposits increased $1,262,000 and interest bearing deposits increased $13,139,000. The Corporation expects deposits to increase throughout the remainder of the year. Borrowed funds increased $700,000.


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

     Cash and cash equivalents equaled 3.90% of total assets as of June 30, 1998 versus 2.21% as of December 31, 1997. For the six month period ending June 30, 1998, $934,000 in net cash was provided from operations, investing activities used $12,438,000, and financing activities provided $16,382,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $4,878,000 increase in cash and cash equivalents during the six month period ending June 31, 1998.

     The Corporation's liquidity is considered adequate by management.

CAPITAL

     The capital of the Corporation consists of common stock, additional paid in capital, retained earnings and net unrealized gain (loss) on available-for-sale securities. For the six period ending June 30, 1998 capital increased $1,105,000, which includes a $162,000 unrealized gain on available-for-sale investment securities.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1998:


Table 9 Capital Resources (in thousands)

                                                                   As of June 30, 1998 and 1997

                                                 Regulatory Requirements

                                             Adequately              Well
                                            Capitalized          Capitalized              1998                 1997
                                            -----------          -----------              ----                 ----
Tier 1 capital........................                                                   $36,621              $34,245
Tier 2 capital.........................                                                    2,543                2,117
  Total qualifying  capital............                                                  $39,164              $36,362

Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                  14.30%               15.40%
Tier 1 risk-based capital..............          4%                   6%                  18.01%               20.26%
Total risk-based capital...............          8%                  10%                  19.26%               21.52%

Year 2000 Issue

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements and to collect loans from customers whose operations are negatively affected by year 2000 issue. The Corporation has an internal task force to assess year 2000 compliance by the Corporation and its vendors. In addition, the Bank asks commercial borrowers about year 2000 compliance as part of the loan application and review process. Management does not anticipate that the Corporation will incur material operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, the inability of the Corporation to successfully address all year 2000 issues could result in interruptions in the Corporation's business and have a material adverse effect on the Corporation's results of operations.


Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the Bank include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps, or options. However, the Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.

     The Corporation's exposure to market risk is reviewed on a regular basis. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Corporation complements its stable core deposit base with alternate sources of funds, which includes advances from the Federal Home Loan Bank and on a very limited basis, jumbo certificates of deposit from outside its market area. Management evaluates the funding needs and makes a decision based on current interest rates and terms whether to fund internally or from alternate sources. To date, the Corporation has not employed the use of derivative financial instruments in managing the risk of changes in interest rates. The Corporation has no market risk sensitive instruments held for trading purposes. Management considers the Corporation's market risk to be reasonable at this time.

PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the Corporation was held on April 16, 1998 ("Annual Meeting").

         (b) The following directors were elected at the Annual Meeting for terms expiring in 2001: Norman Fifelski, Dellvan Hoezee and Robert Deppe. Other directors whose terms continued after the meeting are as follows: David Van Solkema and Gerald Williams, whose terms expire in 2000; and Lois Smalligan and John A. Van Singel, whose terms expire in 1999.

         (c) At the Annual Meeting, three directors were elected for terms expiring in 2001 and shareholders approved an increase in authorized common stock, $1.00 par value per share, from 2,000,000 to 4,000,000 shares.

                  The vote was as follows:

                                                                                       ABSTAIN
                                         FOR                 AGAINST          (Including Broker Nonvotes)
          Director Nominees:
           Norman Fifelski             640,921                                          161,491
           Dellvan Hoezee              654,372                                          148,040
           Robert Deppe                643,979                                          158,433
           Gordon Van Singel           229,213

           Increase in
           Authorized Stock            801,356                28,504                     6,178



Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.



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


DATE:    August 12, 1998