Form 10-Q
period 1998-09-30
O A K FINANCIAL CORP
filed 1998-11-16
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,000,000 shares of the Company's Common Stock ($1 par value) were outstanding as of October 30, 1998.

                                      INDEX



                                                                            Page
                                                                       Number(s)

Part I.     Financial Information (unaudited):

            Item 1.
            Consolidated Financial Statements                                3-7
            Notes to Consolidated Financial Statements                         8

            Item 2.
            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9-17


            Item 3
            Quantitative and Qualitative Disclosures About Market Risk        17


Part II.    Other Information

            Item 6.
            Exhibits and Reports on Form 8-K                                  18


Signatures                                                                    19

      O.A.K. FINANCIAL CORPORATION                   CONSOLIDATED BALANCE SHEETS
            AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                  September 30         December 31,
                                                                                      1998                 1997
                                                                                   (Unaudited)
Cash and due from banks ...................................................      $    6,662,849       $    5,367,937
Federal funds sold.........................................................                   0                    -
                                                                                 --------------       --------------
Cash and cash equivalents..................................................           6,662,849            5,367,937

Available-for-sale securities at fair value - amortized cost of
   $56,232,503 - 1998 and $60,999,414 - 1997...............................          57,523,718           61,792,674
Loans receivable, net......................................................         199,433,952          166,387,650
Loans held for sale........................................................           6,187,029            1,345,615
Accrued interest receivable................................................           1,957,750            1,513,146
Premises and equipment, net................................................           5,692,249            4,534,281
Other assets...............................................................           2,669,198            2,146,617
                                                                                 --------------       --------------
Total assets...............................................................       $ 280,126,745       $  243,087,920
                                                                                 ==============       ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest bearing........................................................      $   31,237,779       $   26,456,357
Interest bearing...........................................................         177,260,157          158,243,971
                                                                                 --------------       --------------
Total deposits.............................................................         208,497,936          184,700,328

Borrowed funds.............................................................          14,319,143           11,300,000
Securities sold under agreements to repurchase.............................          15,787,096            8,657,583
Other liabilities..........................................................           2,202,729            1,515,231
                                                                                 --------------       --------------
Total liabilities..........................................................         240,806,904          206,173,142
                                                                                 --------------       --------------

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized; 2,000,000 shares issued and outstanding (2,000,000 shares
   authorized; 1,000,000 shares issued in 1997)............................           2,000,000            1,000,000
Additional paid-in capital.................................................           5,622,680            5,622,680
Retained earnings..........................................................          30,844,948           29,768,536
Accumulated other comprehensive income.....................................             852,213              523,562
                                                                                 --------------       --------------
Total stockholders' equity.................................................          39,319,841           36,914,778
                                                                                 --------------       --------------
Total liabilities and stockholders' equity.................................       $ 280,126,745        $ 243,087,920
                                                                                 ==============       ==============

See accompanying notes.

    O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
           AND SUBSIDIARY                             (Unaudited)
--------------------------------------------------------------------------------

                                                                Nine Months and Three Months ended September 30, 1998 and 1997
                                                                        Nine Months                         Three Months
                                                                 1998               1997               1998             1997
                                                                 ----               ----               ----             ----
Interest income
   Loans  ..............................................       $  12,767,142    $  10,942,791       $  4,569,407    $  3,957,471
   Available-for-sale securities.........................          2,636,948        2,755,239            842,772         922,224
   Federal funds sold....................................             19,927           59,188             14,368          30,639
                                                               -------------    -------------       ------------    ------------
Total interest income....................................         15,424,017       13,757,218          5,426,547       4,910,334

Interest expense
   Deposits .............................................          5,647,703        5,201,613          1,932,502       1,819,426
   Borrowed funds........................................            563,351          206,812            211,369          83,843
   Securities sold under agreements to repurchase........            342,682          242,595            155,906          97,603
                                                               -------------    -------------       ------------    ------------
Total interest expense...................................          6,553,736        5,651,020          2,299,777       2,000,872
                                                               -------------    -------------       ------------    ------------
Net interest income......................................          8,870,281        8,106,198          3,126,770       2,909,462
Provision for possible loan losses.......................            300,000                0            150,000               0
                                                               -------------    -------------       ------------    ------------
Net interest income after provision for
   possible loan losses..................................          8,570,281        8,106,198          2,976,770       2,909,462
                                                               -------------    -------------       ------------    ------------
Noninterest income
   Service charges.......................................            416,835          388,380            147,382         135,205
   Net realized gain on sale of available-for-sale
     loans...............................................            912,361          226,622            226,584          78,698
   Loan servicing fee....................................            145,562          155,382             50,836          50,081
   Net realized gain (loss) on sale of available-for-sale
     securities..........................................             (5,647)          75,066                  0          23,479
   Other  ...............................................            216,574          279,558             74,268          92,835
                                                               -------------    -------------       ------------    ------------
Total noninterest income.................................          1,685,685        1,125,008            499,070         380,298

Noninterest expenses
   Salaries and employee benefits.........................         2,623,603        2,197,546            986,203         684,958
   Occupancy..............................................           410,443          270,571            100,336          92,230
   Furniture and fixtures.................................           432,512          364,538            158,483         121,536
   Michigan single business tax...........................           141,566          153,100             42,566          53,276
    Stationery, supplies, printing........................           174,979           19,981             57,591           6,625
   Other  ................................................         1,206,051        1,079,964            523,755         369,447
                                                               -------------    -------------       ------------    ------------
Total noninterest expenses................................         4,989,154        4,085,700          1,868,934       1,328,072
                                                               -------------    -------------       ------------    ------------
Income before federal income taxes........................         5,266,812        5,145,506          1,606,906       1,961,688
Federal income taxes......................................         1,540,400        1,576,000            474,000         599,404
                                                               -------------    -------------       ------------    ------------
Net income................................................      $  3,726,412      $ 3,569,506       $  1,132,906    $  1,362,284
                                                               =============    =============       ============    ============
Net income per share of common stock (basic)..............      $       1.86    $        1.77       $       0.57    $       0.68
                                                               =============    =============       ============    ============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                 COMPREHENSIVE INCOME
                                                            (Unaudited)
--------------------------------------------------------------------------------

                                                                   Nine Months and Three Months ended September 30, 1998 and 1997

                                                                         Nine Months                         Three Months
                                                                  1998               1997               1998            1997
                                                                  ----               ----               ----            ----
Other comprehensive income before income taxes:
       Change in unrealized gain on
          available-for-sale securities..................    $   497,956        $   210,792         $   252,592       $  294,192

       Income tax expense related to
          other comprehensive income.....................      (169,305)            (71,669)            (85,881)        (100,025)
                                                             ----------         -----------         -----------       ----------

       Other comprehensive income, net of
          income taxes...................................       328,651             139,123             166,711          194,167

Net income...............................................     3,726,412           3,569,506           1,312,906        1,362,284
                                                             ----------         -----------         -----------       ----------

Comprehensive income.....................................    $4,055,063         $ 3,708,629          $1,479,617       $1,556,451
                                                             ==========         ===========         ===========       ==========

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                          CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)
--------------------------------------------------------------------------------

                                                                             Nine Months Ended September 30
                                                                           1998                          1997
                                                                           ----                          ----
Shares of common stock issued
       and outstanding
       Balance, beginning of period.........................              1,000,000                    1,006,174
       2 for 1 common stock split effected in the form
          a dividend........................................              1,000,000                            0
                                                                      -------------                -------------
       Balance, end of period...............................              2,000,000                    1,006,174
                                                                      =============                =============
Common stock
       Balance, beginning of period.........................           $  1,000,000                 $  1,006,174
       2 for 1 common stock split effected in the form
          a dividend........................................              1,000,000                            0
                                                                      -------------                -------------
       Balance, end of period...............................              2,000,000                    1,006,174
                                                                      =============                =============
Additional paid-in-capital..................................              5,622,680                    6,036,338
                                                                      =============                =============

Retained earnings
       Balance, beginning of period.........................             29,768,536                   28,258,182
       Net income...........................................              3,726,412                    3,569,506
       2 for 1 common stock split effected in the form
          a dividend........................................             (1,000,000)                           0
       Cash dividends.......................................             (1,650,000)                  (2,545,620)
                                                                      -------------                -------------
       Balance, end of period...............................             30,844,948                   29,282,068
                                                                      =============                =============

Accumulated other comprehensive income
       Balance, beginning of period.........................                523,562                      242,922
       Net unrealized gain on available-for-sale
          securities........................................                328,651                      139,123
                                                                      -------------                -------------
       Balance, end of period...............................                852,213                      382,045
                                                                      -------------                -------------
Total stockholders' equity..................................            $39,319,841                  $36,706,625
                                                                      =============                =============

See accompanying notes.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                                  CASH FLOWS
                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended September 30,
                                                                             1998                        1997
                                                                             ----                        ----
Cash Flows from Operating Activities:
      Net income............................................           $ 3,726,412                   $  3,569,506
    Adjustments to reconcile net income to net
         cash (used in) provided by operating activities:
            Depreciation and amortization...................               343,581                        319,243
            Proceeds from sales of loans held
               for sale.....................................            48,587,394                     12,365,127
            Disbursements for loans held for sale...........           (52,516,447)                   (13,078,505)
            Net loss/(gain) on sales of available-for-
               sale securities .............................                 5,646                        (75,066)
            Net gain on sales of  loans held for sale.......              (912,361)                      (226,622)
            Net amortization of investment premiums.........               152,189                        160,287
            Changes in operating assets and liabilities
               which provided (used) cash:
                  Accrued interest receivable...............              (444,604)                      (129,670)
                  Other assets..............................              (522,581)                      (206,921)
                  Other liabilities.........................               687,497                         92,157
                                                                     -------------                   ------------
Net cash (used in) provided by operating activities.........              (893,274)                     2,789,536
                                                                     -------------                   ------------

Cash Flows from Investing Activities:
      Available-for-sale securities:
         Proceeds from maturities...........................             8,174,825                      8,036,277
         Proceeds from sales................................             2,009,298                      3,028,076
         Purchases..........................................            (5,744,350)                   (12,713,959)
      Net increase in loans held for investment.............           (33,046,302)                   (12,756,251)
      Purchases of premises and equipment...................            (1,501,549)                     ( 165,180)
                                                                     -------------                   ------------
Net cash used in investing activities.......................           (30,108,078)                   (14,571,037)
                                                                     -------------                   ------------
Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW
         accounts and savings deposits......................            17,284,297                      1,280,382
      Net increase in time deposits.........................             6,513,311                     10,294,306
      Net increase in borrowed funds........................             3,019,143                      2,200,000
      Net increase in securities sold under agreements
         to repurchase......................................             7,129,513                      2,132,039
      Common stock dividends paid...........................            (1,650,000)                    (2,545,620)
                                                                     -------------                   ------------
Net cash provided by financing activities...................            32,296,264                     13,361,107
                                                                     -------------                   ------------
Net increase in cash and cash equivalents...................             1,294,912                      1,579,606

Cash and cash equivalents, beginning of period..............             5,367,937                      6,799,085
                                                                     -------------                   ------------
Cash and cash equivalents, end of period....................         $   6,662,849                   $  8,378,691
                                                                     =============                   ============

See accompanying notes.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1997.


NOTE 2 STOCKHOLDERS EQUITY

     On May 7, 1998, the Board of Directors declared a 2-for-1 split of the Corporation's common stock with an effective date of July 1, 1998 by means of a one-for-one stock dividend to shareholders of record on June 1, 1998. The par value of the common stock remained at $1 per share. As a result, $1,000,000, representing the total par value of the new shares issued, has been transferred from retained earnings to common stock. All references in the consolidated financial statements to amounts per share and to the number of shares have been restated to give retroactive effect to the stock split.


NOTE 3 COMPUTATION OF EARNINGS PER SHARE

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding used in the computation was 2,000,000 for the nine month period ended September 30, 1998 and 2,012,348 shares for the same period in 1997.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the Bank). The Bank has nine banking offices serving nine communities in Kent, Ottawa and Allegan Counties. Neither the Corporation nor the Bank has had any acquisition activity in their respective histories.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1997 annual report and with the unaudited financial statements and notes.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

     Net income equaled $1,132,906 for the three months ended September 30, 1998, compared to $1,362,284 for the same period in 1997. This is a 16.83% decrease over the same period in 1997. Net income for the nine month period ended September 30, 1998 was $3,726,412, compared to $3,569,506 for the same period in 1997. This is a 4.40% increase over the same period in 1997. Return on average equity was 11.65% for the three months ended September 30, 1998 and 15.04% for 1997. Return on average assets was 1.64% for the three months ended September 30, 1998 and 2.34% for 1997. Return on average equity was 13.19% for the nine months ended September 30,1998 and 13.47% for 1997. Return on average assets was 1.92% and 2.13% for the nine months ended September 30, 1998 and 1997, respectively.

Table 1 Earnings Performance (in thousands, except per share data)

                                                            Nine Months and Three Months Ended September 30,

                                                             Nine Months                        Three Months
                                                        1998              1997              1998             1997
                                                        ----              ----              ----             ----
Net Income......................................        $  3,726          $ 3,570           $ 1,133          $ 1,362
  Per Share(1)..................................        $   1.86          $  1.77           $  0.57          $  0.68

Earnings ratios:
  Return on average assets......................            1.92%            2.13%             1.64%            2.34%
  Return on average equity......................           13.19%           13.47%            11.65%           15.04%

(1) As adjusted for 2 for 1 common stock split effected in the form of a dividend.

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                    Nine Months and Three Months ended September 30

                                                      Nine Months
                                         1998                              1997
                            Average                   Yield/     Average                Yield/
                            Balance      Interest      Cost      Balance    Interest     Cost
Assets:
  Fed. funds sold           $     474    $     20      5.62%    $  1,410    $    59     5.61%
Securities:
 Taxable                       38,610       1,824      6.32%      41,566      2,022     6.51%
 Tax-exempt                    19,457       1,132      7.78%      16,289      1,018     8.35%
 Loans(1)(2)                  186,751      12,790      9.16%     153,439     10,964     9.55%
                          -----------  ----------              ---------  ---------
 Total earning assets/
  total interest income       245,292      15,766      8.59%     212,704     14,063     8.84%
 Cash and due from
  banks                         6,320                              4,898
 Unrealized Gain/Loss           1,003                                169
 All other assets               8,970                              8,568
 Allowance for loan loss       (2,608)                            (2,458)
   Total assets:             $258,977                           $223,881
                             ========                           ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/
 NOW accounts               $  69,353    $  1,480      2.85%   $  63,498   $  1,424     3.00%
 Time                          98,207       4,168      5.67%      89,023      3,778     5.67%
 Fed. Funds Purchased          13,407         445      4.44%       8,637        260     4.03%
 Other Borrowed Money          10,263         461      6.01%       4,202        189     6.02%
                            ---------    --------     ------    --------    -------
 Total interest bearing       191,230       6,554      4.58%     165,360      5,651     4.57%
                                         --------                           -------
  liabilities/total
  interest expense
 Noninterest bearing           27,944                             22,007
 deposits
 All other liabilities          2,027                              1,717
Stockholders' Equity:
 Unrealized Holding
 Gain/Loss                        662                                112
Common Stock,
 Surplus,
 Retained Earnings             37,114                             34,685
                            ---------                          ---------
 Total liabilities and
 stockholders' equity:       $258,977                          $ 223,881
                             ========                          =========
Interest spread                             8,870      4.01%                  8,106     4.27%
Net interest income-FTE                    $9,212                            $8,412
                                           ======                            ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                         5.02%                            5.29%
                                                       =====                            =====
                                      -10-

Table 2 Interest Yields and Costs

                                             Nine Months and Three Months ended September 30

                                                Three Months
                            1998                            1997
                            Average               Yield/    Average                Yield/
                            Balance     Interest  Cost      Balance     Interest   Cost
Assets:
  Fed. funds sold           $  1,017    $   14    5.64%     $  2,142    $    31    5.67%
Securities:
 Taxable                      37,021       572    6.13%       41,559        673    6.42%
 Tax-exempt                   19,603       377    7.62%       16,580        346    8.27%
 Loans(1)(2)                 200,549     4,578    9.06%      159,169      3,964    9.88%
                            --------    ------             ---------   --------
 Total earning assets/
  total interest income      258,190     5,541    8.51%      219,450      5,014    9.06%
 Cash and due from
  banks                        7,219                           5,231
 Unrealized Gain/Loss          1,037                             381
 All other assets              9,933                           8,567
 Allowance for loan loss      (2,705)                         (2,530)
   Total assets:            $273,674                        $231,099
                            ========                        ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/
 NOW accounts             $   74,238  $    527    2.81%   $   63,944   $    489    3.04%
 Time                         99,605     1,406    5.60%       92,070      1,330    5.73%
                                                                       --------
 Fed. Funds Purchased         17,049       187    4.37%        9,456         99    4.14%
 Other Borrowed Money         11,871       180    6.00%        5,345         83    6.14%
                           ---------    ------             ---------   --------
 Total interest bearing      202,763     2,300    4.50%      170,815      2,001    4.65%
                                        ------                         --------
  liabilities/total
  interest expense
 Noninterest bearing          30,180                          23,161
 deposits
 All other liabilities         2,163                           1,784
Stockholders' Equity:
 Unrealized Holding
 Gain/Loss                       685                             251
Common Stock,
 Surplus,
 Retained Earnings            37,883                          35,088
                            --------                        --------
 Total liabilities and
 stockholders' equity:      $273,674                        $231,099
                            ========                        ========
Interest spread                          3,127    4.01%                   2,909    4.41%
Net interest income-FTE                 $3,241                           $3,013
                                        ======                           ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                    4.98%                            5.45%
                                                  =====                            =====
                                      -10-

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

(2) Interest on loans includes net origination fees for the nine months ended September 30, 1998 of $135,969 and $85,519 in 1997. For the three months ended September 30, 1998 and 1997, the amounts were $51,210 and $55,874, respectively.


     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $228,000 to $3,241,000 for the three month period ended September 30, 1998, a 7.56% increase from the same period in 1997. The major factors for the increase in net interest income for the three months ended September 30, 1998 were non-interest bearing deposits averaged $7,019,000 higher during the three month period ended September 30, 1998 than in the same period in 1997 and the loan portfolio balance averaged $41,380,000 higher during the three month period ended September 30, 1998 compared to 1997. Earning assets averaged $38,740,000, 17.65% higher for the three month period ended September 30, 1998 compared to 1997; this volume change resulted in an additional $555,000 in fully taxable equivalent (FTE) interest income. The asset growth for the three months ended September 30, 1998 was primarily funded by a $7,535,000 increase in time deposits and a $6,526,000 increase in other borrowed money and a $7,019,000 increase in non-interest bearing deposits . For the three months ended September 30, 1998 the average FTE interest rate earned on assets decreased .55%, decreasing FTE interest income by $390,000. The major factor of the decrease was lower yields on the investment portfolio and the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .15%, decreasing interest expense by $63,000. The net difference between interest rates earned and paid was a $327,000 decrease in FTE net interest income. For the three months ended September 30, 1998 the net interest yield decreased .47% versus the same period in 1997, management expects this trend to continue, but at a more stable pace. The company is benefiting from current mergers and acquisitions in it's market area, new customers opening lower interest bearing accounts. For the nine month period ended September 30, 1998 tax equivalent net interest income increased $800,000 to $9,212,000, a 9.51% increase from the same period in 1997. The major factors for the increase in net interest income for the nine months ended September 30, 1998 was noninterest bearing deposits averaged $5,937,000 higher in 1998 than in the same period in 1997 and the loan portfolio balance averaged $33,312,000 higher in 1998 compared to 1997. Earning assets increased $32,588,000, 15.32% increase over the nine months ended September 30, 1997. The average FTE interest rate earned on assets decreased .25%, decreasing FTE interest income by $584,000 and average rate paid on deposits, fed funds purchased and other borrowed money increased .01%, decreasing interest expense by $42,000. The difference between interest rates earned and paid was a $800,000 increase in FTE net interest income. The net interest yield decreased .27% for the nine month period ended September 30, 1998 versus the same the same period in 1997.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                      Nine Months and Three Months Ended September 30,
                                                                    1998 Compared to 1997

                                                                            Amount of
                                                                      Increase/(Decrease)
                                                                        Due to Change in

                                                      Nine Months                                 Three Month
                                                                        Total                                      Total
                                                                        Amount                                     Amount
                                                                          of                                         of
                                                       Average         Increase/                    Average      Increase/
                                         Volume          Rate         (Decrease)      Volume         Rate        (Decrease)
Interest Income
Federal funds sold...............       $    (39)      $      0        $     (39)    $     (16)   $      (1)      $     (17)

  Securities:
    Taxable......................           (140)           (58)            (198)          (70)         (31)           (101)
    Tax Exempt...................            184            (70)             114            58          (27)             31
  Loans..........................          2,282           (456)           1,826           945         (331)            614
                                       ---------       --------        ---------     ---------    ---------       ---------
  Total interest income..........          2,287           (584)           1,703           917         (390)            527

Interest Expense

Interest bearing deposits
  Savings/Now accounts...........            125            (69)              56            73          (35)             38
  Time...........................            390              0              390           106          (30)             76
  Fed. Funds Purchased...........            158             27              185            84            4              88
  Other Borrowed Money...........            272              0              272            99           (2)             97
                                       ---------       --------       ----------     ---------    ---------       ---------
  Total interest expense.........            945            (42)             903           362          (63)            299
                                       ---------       --------       ----------     ---------    ---------       ---------

Net Interest Income (FTE)              $   1,342       $   (542)       $     800     $     555    $    (327)      $     228
                                       =========       ========       ==========     =========    =========       =========

Table 4 Noninterest Income (in thousands)

                                                              Nine Months and Three Months ended September 30,
                                                                            1998 Compared to 1997

                                                                Nine Months                      Three Months
                                                               -------------                    -------------
                                                           1998             1997             1998             1997
                                                          ------           ------           ------           -----
Service charges on deposit accounts.................       $    417        $     388        $    147          $   135

Net gains (losses) on asset sales:
    Loans...........................................            912              227             227               79
    Securities......................................             (6)              75               0               23
Other...............................................            363              435             125              143
                                                           --------        ---------        --------          -------

     Total noninterest income.......................       $  1,686        $   1,125        $    499          $   380
                                                           ========        =========        ========          =======

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Noninterest income increased $119,000 or 31% for the three month period ended September 30, 1998 versus 1997. The increase was due primarily to a $148,000 increase in gains on real estate mortgage loan sales, offset by a $23,000 decrease on gains of securities available-for-sale. For the nine months ended September 30,1998 noninterest income increased $561,000 or 50% over the same period in 1997. The increase was due primarily to a $685,000 increase in gains real estate mortgage loan sales, and a $81,000 decrease on gains of securities available-for-sale.


Table 5 Noninterest Expense (in thousands)

                                                             Nine Months and Three Months Ended September 30
                                                                              1998 and 1997

                                                             Nine Months                         Three Months
                                                            -------------                       -------------
                                                        1998              1997              1998              1997
                                                       ------            ------            ------            -----
Salaries and employee benefits..................       $     2,624       $     2,198       $       986      $        685
Occupancy and equipment.........................               843               635               259               214
FDIC assessment.................................                21                20                 7                 7
Postage.........................................                57                62                35                27
Printing and supplies...........................               175                84                58                32
Marketing.......................................               164               117                62                44
Michigan Single Business Tax....................               142               153                43                53
Other...........................................               963               817               419               266
                                                       -----------       -----------       -----------      ------------
     Total noninterest expense..................        $    4,989       $     4,086       $     1,869      $      1,328
                                                        ==========       ===========       ===========      ============

     Noninterest expense increased $541,000 or 40.74% for the three month period ended September 30, 1998 versus 1997. The major factors were a $301,000 increase, 43.94% in salaries and employee benefits and a $45,000 increase, 21.03% in occupancy and equipment expense and a $26,000 increase, 81.25% in stationery, supplies and printing expense. The increases in salary and occupancy expenses are primarily related to 2 new branches, one in Zeeland, Michigan and one in Hamilton, Michigan. The increase in supplies and printing expense was a result of additional forms and supplies needed for the bank and for the new branches. The other noninterest expenses increased $153,000, 57.52% for the three month period ended September 30, 1998 versus 1997. For the nine month period ended September 30, 1998 noninterest expense increased $903,000 to $4,989,000 or a 22.10% increase, principally due to salaries and employee benefits expense which increased $426,000 to $2,624,000 a 19.38% increase, a 32.76% increase in occupancy expenses, $208,000 and a $91,000 increase in stationery, supplies and printing expenses, 108.33% The other noninterest expenses increased $146,000, 17.87% for the nine month period ended September 30, 1998 versus 1997.


Table 6 Nonperforming Assets (in thousands)

                                                                         Nine months and three Months
                                                                       Ended September 30, 1998 and 1997

                                                                      1998                           1997
                                                                     ------                         -----
Nonaccrual loans.......................................              $    100                       $    189
90 days or more past due & still accruing..............                   103                            492
                                                                     --------                       --------
     Total Nonperforming Loans.........................                   203                            681

Other real estate......................................                     0                              0
                                                                     --------                       --------
    Total Nonperforming Assets.........................              $    203                       $    681
                                                                     ========                       ========
Nonperforming loans as a percent of total loans........                  .10%                           .42%
Nonperforming assets as a percent of total loans.......                  .10%                           .42%
Nonperforming loans as a percent of the loan loss
   reserve.............................................                 7.23%                         26.85%

Table 7 Loan Loss Experience (in thousands)

                                                                           Nine months and three months
                                                                         Ended September 30, 1998 and 1997

                                                                    Nine Months                    Three Months
                                                                1998           1997            1998            1997
Loans:
   Average daily balance of loans for the period.........        $186,751        $153,439        $200,549       $159,169
   Amount of loans outstanding at end of period..........         208,429         160,859         208,429        160,859
Allowance for loan losses:
   Balance at beginning of period........................           2,565           2,376           2,639          2,505
   Loans charged off:
      Real estate........................................               0               0               0              0
      Commercial.........................................              73               0               3              0
      Consumer...........................................              72              80               8             55
                                                              -----------     -----------     -----------     ----------
        Total charge-offs................................             145              80              11             55
   Recoveries of loans previously charged off:
      Real estate........................................               0               0               0              0
      Commercial.........................................              18             218               5             83
      Consumer...........................................              70              22              25              3
                                                              -----------     -----------     -----------     ----------
         Total recoveries................................              88             240              30             86
                                                              -----------     -----------     -----------     ----------
   Net loans charged off (recoveries)....................              57            (160)            (19)           (31)
   Additions to allowance charged to operations                       300               0             150              0
                                                              -----------     -----------     -----------     ----------
         Balance at end of period........................     $     2,808     $     2,536     $     2,808     $    2,536
                                                              ===========     ===========     ===========     ==========

Ratios:
   Net loans charged off (recovered) to avg loans
   outstanding...........................................            .03%           (.10%)          (.01%)         (.02%)
   Allowance for loan losses to loans outstanding........           1.35%           1.58%           1.35%          1.58%

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                     Nine Months and Three Months Ended
                                                                         September 30, 1998 and 1997

                                                             Nine Months                                   Three Months
                                                            -------------                                 -------------
                                                    1998                     1997                   1998                   1997
                                                   ------                   ------                 ------                 -----
                                          Average                    Average                Average                 Average
                                          Balance         Rate       Balance      Rate      Balance      Rate       Balance    Rate
Noninterest bearing demand............      $ 27,944                $ 22,007                $ 30,180               $ 23,161
MMDA/Savings and NOW accounts.........        69,353      2.85%       63,498      3.00%       74,238     2.81%       63,944    3.04%
Time..................................        98,207      5.67%       89,023      5.67%       99,605     5.60%       92,070    5.73%
                                            --------      -----     --------      -----     --------     -----     --------    -----
    Total Deposits....................      $195,504      3.86%     $174,528      3.99%     $204,023     3.76%     $179,175    4.03%
                                            ========      =====     ========      =====     ========     =====     ========    =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of September 30, 1998:

                                                                                Amount
           Three months or less......................................        $   4,878
           Over 3 months through 6 months............................            2,246
           Over 6 months through 1 year..............................            3,425
           Over 1 year...............................................            3,733
                                                                             ---------
                                                                             $  14,282
                                                                             =========

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $37,039,000, 15.24% to $280,127,000 from December 31, 1997 to September 30, 1998. The significant changes were an increase in loans receivable, net of $33,046,000, a 19.86% increase and an increase in loans held for sale of $4,841,000 a 359.79% increase. Deposits increased $23,798,000, 12.88% to $208,498,000. Non-interest bearing deposits increased $4,781,000 and interest bearing deposits increased $19,016,000. The Corporation expects deposits to increase through-out the remainder of the year. Borrowed funds increased $3,019,000, 26.72% and securities sold under agreements to repurchase increased $7,130,000, 82.35%.


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

     Cash and cash equivalents equaled 2.38% of total assets as of September 30, 1998 versus 2.21% as of December 31, 1997. For the nine month period ended September 30, 1998, $893,000 in net cash was used by operations, investing activities used $30,108,000, and financing activities provided $32,296,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $1,295,000 increase in cash and cash equivalents during the nine month period ended September 30, 1998.

     The Corporation's liquidity is considered adequate by management.

CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and net unrealized gain(loss) on available for sale securities. For the nine month period ended September 30, 1998 capital increased $2,405,000, which includes a $329,000 unrealized gain on investment securities available for sale.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1998:


Table 9 Capital Resources (in thousands)

                                                 Regulatory Requirements
                                                                                                September 30
                                             Adequately              Well
                                            Capitalized          Capitalized              1998                 1997
                                            -----------          -----------              ----                 ----
Tier 1 capital.........................                                                   $37,758             $35,616
Tier 2 capital.........................                                                     2,789               2,175
                                                                                          -------             -------
  Total qualifying  capital............                                                   $40,547             $37,791
                                                                                          =======             =======
Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                    13.82%             15.46%
Tier 1 risk-based capital..............          4%                   6%                    16.93%             20.51%
Total risk-based capital...............          8%                  10%                    18.18%             21.77%

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

PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.



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


DATE:       8/16/98