Form 10-K
period 1998-12-31
O A K FINANCIAL CORP
filed 1999-03-26
CIK 1038459

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on a per share price of $50.00 as of March 1, 1999, was approximately $76,829,950 (common stock, $1.00 par value). As of March 1, 1999, there were outstanding 2,041,779 shares of the Company's Common Stock ($1.00 par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 are incorporated by reference into Part III of this report.

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

     The Bank was originally organized in 1921 as a Michigan banking corporation. As of December 31, 1998, the Bank had approximately 144 full-time and part-time employees. None of the Bank's employees are subject to collective bargaining agreements. The Company does not directly employ any personnel. The principal executive offices of the Company and the Bank are located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank's main office is located in Byron Center and it serves other communities with branch offices in Allendale, Dorr, Grand Rapids, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland. The Bank's offices are located in Kent County, Ottawa County and the northern portion of Allegan County.

     The area in which the Bank's offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing urban population as the Grand Rapids Metropolitan Area expands south and west. The populations of the cities in which the Bank's offices are located are approximately as follows: Byron Center - 1,000; Dorr - 1,450; Grand Rapids - 189,125; Grandville - 15,620; Hudsonville - 6,170; Jamestown - 300; Moline - 800; Hamilton - 600; Zeeland - 6,000; Allendale - 9,600.

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

     The Bank's deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 1998, the Bank's certificates of deposits of $100,000 or more constituted approximately 7% of total deposit liabilities. The Bank's deposits originate primarily from its service area, and the Bank does, on a very limited basis, obtain large deposits from outside this area.

     The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 74.1% and 73.7% of total revenues for the years ended December 31, 1998, and December 31, 1997, respectively. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 14.7% and 18.6% of total revenues in 1998 and 1997. Revenues were also generated from deposit service charges, sales of loans and securities and other financial service fees.

     The Bank provides real estate, consumer and commercial loans to customers in its market. 79.3 percent of the Bank's loan portfolio is held in fixed rate loans as of December 31, 1998. Most of these loans, approximately 93.8%, mature within five years of issuance. Approximately $13,842,000 of loans (or 6.2% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. 44.4 percent of the Bank's interest-bearing deposits are held in savings, NOW and MMDAs, all of which are variable rate products. Of the $101,118,000 in certificates, approximately $74,853,000 mature within one year, with the balance maturing within a five year period.

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

     As described in more detail in Table 20 on page 28, the Bank's ratio of rate sensitive assets to rate sensitive liabilities as of December 31, 1998, was a 20% positive gap, compared to a 23 % positive gap at December 31, 1997. As indicated on page 28, the entire balance of savings, NOW, and MMDAs are not categorized as 0 to 3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experiences.

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

     In addition, certain collateralized mortgage obligations may be purchased if their average life does not exceed five years. In addition to these referenced thresholds affecting the acquisition of investment securities, holdings of approved "non high-risk mortgage securities" are required to be "stress tested" at least annually. The acquisition of "high-risk mortgage securities" is prohibited. In no case may the Bank participate in such activities as "gains trading," "when-issued" trading, "pair offs," corporate settlement of government and agency securities, repositioning repurchase agreements, and short sales. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Bank's Board of Directors.

Bank Competition

     The Bank has ten offices, one within each of the communities it serves. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Comerica Bank, NBD Bank, Old Kent Bank, National City Bank, Huntington Bank, Michigan National Bank and United Bank of Michigan. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company, with the exception of United Bank of Michigan. Based on deposit information as of June 30, 1996, the Bank holds approximately 1.8% of deposits in the Kent County market, 1.3% of deposits in the Ottawa County market, and 4% of the deposits in the Allegan County market. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

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

Growth of Bank

     The following table sets forth certain financial information regarding the growth of the Bank (and accordingly, excludes holding company data):

                                                                      Balances as of December 31,
                                                                             (in thousands)
========================================================================================================================
                                                    1998           1997            1996            1995            1994
                                                    ----           ----            ----            ----            ----
Total Assets                                    $299,882       $241,283        $216,755         $210,307        $187,079
Loans, Net of Unearned Income                    222,133        168,953         145,069          142,813         127,286
Securities                                        54,734         59,988          57,302           56,702          45,598
Noninterest-Bearing Deposits                      35,919         26,459          23,807           19,211          16,478
Interest-Bearing Deposits                        181,789        158,244         146,442          150,807         134,603
Total Deposits                                   217,708        184,703         170,249          170,018         151,081
Stockholders' Equity                              37,983         35,107          34,744           31,979          27,728
========================================================================================================================

     The Main Office in Byron Center began in a small 600 square foot building in 1921. It was expanded to 1,100 square feet in 1954. In 1965 the Bank moved next door to a new 10,000 square foot building. In 1987 construction of another new building of 30,000 square feet was begun. The Main Office moved to this facility in 1988 and currently occupies this space. The Bank's first branch was opened in 1963 when the bank refitted an old bank building in Jamestown. The building was once a bank which closed during the Great Depression. The Bank's next branch was opened in Cutlerville in 1972. The original 2,500 square foot building was expanded with a 1,000 square foot addition in 1987. The Bank's Dorr office was opened in 1986 at the site of the Hillcrest Mall. It is a 2,500 square foot facility with a 2,500 square foot storage basement. In 1991, the Bank opened its branch in Hudsonville. The Bank maximized this site for future expansion with a 10,000 square foot building. The Bank occupies 2,500 square feet while the remainder is rented to various office use tenants. During 1995, the Bank purchased and remodeled a former bank branch in Grandville. Also, the same year, the Bank purchased from National City Bank a building and the deposits of its Moline branch. Currently, the Bank operates three off-site ATMs.

     The Bank opened three new branches in 1998 at 10500 Chicago Drive in Zeeland, Michigan, 6163 Lake Michigan Drive in Allendale, Michigan and 4601 134th Avenue, Suite C in Hamilton, Michigan. The Bank leases the facilities for each of these three branches. In February 1999, the Kentwood, Michigan branch was opened for business. The Kentwood branch was purchased from National City Bank.

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

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well- capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

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

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

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

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. For 1998, the Bank paid $27,750 in BIF insurance assessments, representing a premium of .01%.

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

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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
                                                                                          equity to total assets
                                                                                          of 2% or less

     As of December 31, 1998, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

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

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC- insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state,
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate,
(ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

Item 2.  Properties.

     The Bank operates from ten facilities, located in seven communities, in Kent, Ottawa and Allegan Counties, Michigan. The Bank's main office is located at 2445 84th Street, S.W., Byron Center, Michigan. This facility is a two story 30,000 square foot building constructed in 1988 and is owned by the Bank. The Bank's branch offices in Allendale, Dorr, Grand Rapids, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland are all single story facilities ranging in size from 1,100 square feet to 10,000 square feet. The Bank owns its branch offices in Dorr, Grand Rapids, Grandville, Hudsonville and Moline. The Bank leases the facilities occupied by the Allendale, Hudsonville and Zeeland branches. The Bank is in the process of remodeling its Kentwood, Michigan office which was opened in February 1999.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Additional Item - Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's officers as of December 31, 1998:

                                                                                                   Year Became
            Name                  Age            Position with Company                             an Officer
John A. Van Singel                 44     President, CEO and director of the Company                  1976
                                          and the Bank

Lois Smalligan                     66     Director of the Company and the Bank, Vice                  1975
                                          President of the Bank

John Peterson                      50     Executive Vice President of the Bank                        1983

Forrest Bowling                    50     Vice President of the Bank                                  1988

Martin Braun                       43     Vice President of the Bank                                  1988

Stanley Roberts                    45     Vice President of the Bank                                  1998





                           [INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional sales through brokers and direct sales by shareholders of which the Company's management is aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at prices in excess of book value. From January 1, 1997, through December 31, 1998, there were, so far as the Company's management knows, 106 sales of shares of the Company's Common Stock, involving a total of 79,600 shares. The price was reported to management in only a few of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known by management to be paid was $50.00 per share in the first quarter of 1999, and the lowest price was $28.00 per share in the first quarter of 1997. To the knowledge of management, the last sale of Common Stock occurred on January 29, 1999, involving the sale of 90 shares at a price of $50.00 per share. The per share information has been adjusted for the July 1, 1998, 2-for 1 stock split in the form of a dividend.

     The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1997 and 1998 and through February 10, 1999, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                                                   Cash
                                                                    Sales Prices                             Dividends Declared
                 1997                                    High                       Low
First Quarter.........................                   $  31.50                   $  28.00                  $1.00 (1)
Second Quarter........................                      32.50                      31.50                  $ .265
Third Quarter.........................                      34.00                      31.50
Fourth Quarter........................                      35.00                      34.00                  $ .285
                 1998                                    High                       Low
First Quarter.........................                   $  35.00                   $  34.50                  $ .50  (2)
Second Quarter........................                      35.00                      35.00                  $ .325
Third Quarter.........................                      42.00                      32.00
Fourth Quarter........................                      50.00                      42.00                  $ .35
                 1999
First Quarter.........................                     $50.00                     $46.00

(1)    A special dividend of $1.00 per share.

(2)    A special dividend of $.50 per share.

     On May 7, 1998, the Board of Directors declared a 2-for-1 split of the Corporation's common stock with an effective date of July 1, 1998 by means of a one-for-one stock dividend to shareholders of record on June 1, 1998. All references to per share amounts and prices of the shares have been restated to give retroactive effect to the stock split.

     There are 4,000,000 shares of the Company's Common Stock authorized, of which 2,041,779 shares were issued and outstanding as of February 28, 1999. There were approximately 660 shareholders of record, including trusts and shares jointly owned, as of that date. No warrants or options exist for the purchase of additional common stock of the Company.

     The holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Cash dividends have been paid on a semi-annual basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and the Bank to pay dividends is subject to regulatory restrictions and requirements. See the discussion under "Business-Supervision and Regulation" above.






                           [INTENTIONALLY LEFT BLANK]

Item 6.  Selected Financial Data.

                 SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                             Year Ended December 31,


                                                  1998            1997             1996             1995             1994
                                                  ----            ----             ----             ----             ----
Income Statement Data:
  Interest income                             $  21,134       $  18,624        $  17,502        $  16,268        $  14,082
  Interest expense                                8,916           7,693            7,181            6,637            5,371
  Net interest income                            12,218          10,931           10,321            9,631            8,711
  Provision for loan losses                         400              50                0              275              170
  Noninterest income                              2,659           1,542            1,075              919              665
  Noninterest expenses                            7,334           5,782            5,169            4,511            4,097
  Income before federal                           7,144           6,641            6,227            5,764            5,109
    income taxes
  Net income                                      5,076           4,626            4,375            4,004            3,680
Per Share Data(1)(2):
  Net income                                       2.54            2.30             2.17             1.99             1.83
  Cash dividends declared                          1.18            1.55              .47              .41              .34
  Book Value                                      19.98           18.37            17.66            16.12            13.76
  Weighted average shares
     outstanding (1)                              2,000           2,010            2,014            2,020            2,028
Balance Sheet Data:
  Total assets                                 $301,494        $243,088         $217,527         $210,880         $187,244
  Loans, net of unearned income                 222,133         168,953          145,069          142,813          127,286
  Allowance for loan losses                       2,879           2,565            2,376            2,305            2,056
  Deposits                                      217,291         184,700          170,221          170,012          151,074
  Stockholders' equity                           39,953          36,915           35,544           32,559           27,900
Ratios:
  Tax equivalent net interest
  income to average earning
  assets                                          5.02%           5.24%            5.23%            5.42%            5.24%
  Return on average equity                       13.28%           13.08            12.89            13.21            13.64
  Return on average assets                        1.90%            2.03             2.03             2.07             2.02
  Nonperforming loans to
  total loans                                     0.26%            0.14             0.82             0.66             0.24
  Tier 1 leverage ratio                          13.53%           15.03            15.97            15.42            15.36
  Dividend payout ratio                          46.30%           67.35            21.54            18.75            16.77
  Equity to asset ratio                          13.25%           15.19            16.34            15.44            14.90

(1)      At year end in thousands.
(2) As restated for a 2-for-1 common stock split in the form of a dividend in 1998.

ITEM 7.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


     The following financial review presents management's discussion and analysis of consolidated financial condition and results of operations during the period of 1996 through 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto.

Summary

     The Company and its subsidiary bank, Byron Center State Bank, consistently have been ranked as a high performance community bank by various bank rating companies. The Company's capital ratio of 13.25% as of December 31, 1998, makes it one of the strongest capitalized community banks in the State of Michigan.

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

     The Company has a surplus of capital. The Board of Directors has made it a priority to make more efficient use of capital. The primary emphasis is re-leveraging capital through aggressive yet careful growth. This is expected to be accomplished through competitive, cost effective products and services, efficiently delivered without compromising the Bank's risk and underwriting standards. The Company has increased its cash dividend pay-out ratio over the years from 15% in 1993 to 46% in 1998, although there can be no assurance that the Company will maintain comparable pay-out ratios in the future.

Results of Operations

Table 1  Earnings Performance (in thousands, except per share data)

                                                                       Year Ended December 31
                                                            1998              1997               1996
                                                            ----              ----               ----
Net income....................................            $5,076            $4,626             $4,375
  Per share of common stock...................              2.54              2.30               2.17

Earnings ratios:
  Return on average assets....................             1.90%             2.03%              2.03%
  Return on average equity....................            13.28%            13.08%             12.89%

Net Interest Income

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 - Interest Yields and Costs (in thousands)

                                                                Year ended December 31,

                                             1998                                1997                                1996
                                Average                  Yield/   Average                    Yield/     Average               Yield/
                               Balance    Interest       Cost     Balance       Interest      Cost      Balance     Interest    Cost
Assets
Fed. funds sold                $     375    $    21      5.60%    $   1,197     $     67     5.60%    $    2,483    $    133   5.36%
Securities:
  Taxable                         38,030      2,410       6.34       41,684        2,710      6.50        39,831       2,524   6.34
  Tax-exempt                      19,442      1,497       7.70       16,681        1,359      8.15        14,875       1,283   8.63
Loans(1)(2)                      194,728     17,661       9.07      156,657       14,887      9.50       147,529      13,952   9.46
                                --------    -------               ---------     --------               ---------    --------
Total earning assets/total
 interest income                 252,575     21,589       8.55      216,219       19,023      8.80       204,718      17,892   8.74
                                            -------                             --------                            --------
Cash and due from banks            6,507                              4,956                                4,474
Unrealized gain                    1,085                                289                                  420
All other assets                   9,428                              8,427                                7,999
Allowance for loan loss          (2,663)                            (2,477)                              (2,462)
                               ---------                        -----------                           ----------
  Total assets                  $266,932                           $227,414                             $215,149
                                ========                           ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts      $ 71,658    $ 2,027      2.83%    $  63,927     $  1,927     3.01%     $  62,076    $  1,854   2.99%
Time                              98,870      5,547       5.61       90,180        5,131      5.69        87,885       4,916   5.59
Fed Funds Purchased               15,767        685       4.35        9,038          369      4.08         8,004         301   3.76
Other Borrowed Money              10,966        656       5.99        4,443          266      5.99         1,893         110   5.81
                                --------  ---------              ----------    ---------              ----------   ---------
Total interest bearing
 liabilities/total
 interest expense                197,261      8,915       4.52      167,588        7,693      4.59       159,858       7,181   4.49
                                             ------                            ---------                            --------
Noninterest bearing deposits      29,324                             22,764                               19,762
All other liabilities              2,136                              1,773                                1,543
Stockholders' Equity:
Accumulated other comprehensive
  income                             716                                191                                  277
Common Stock, Paid-in Capital,
   Retained Earnings              37,495                             35,098                               33,709
                               ---------                          ---------                            ---------
Total liabilities and
  stockholders' equity          $266,932                           $227,414                             $215,149
                                ========                           ========                             ========

Interest spread                             $12,218      4.03%                   $10,931     4.21%                   $10,321   4.25%
                                                         =====                               =====                             =====
Net interest income-FTE                     $12,674                              $11,330                             $10,711
                                            =======                              =======                             =======
Net Interest Margin as
 a Percentage of Average
 Earning Assets - FTE                                    5.02%                               5.24%                             5.23%
                                                         =====                               =====                             =====

(1) Nonaccruing loans are not significant during theyears indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees totaling $183,443 in 1998,$249,067 in 1997 and $263,376 in 1996.

     Net interest income is the principal source of income for the Company. In the current year, tax equivalent net interest income increased $1,344,000 to $12,674,000, a 11.9% increase from the same period in 1997.

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

Table 3 - Change in Tax Equivalent Net Interest Income (in thousands)

                                             1998 Compared to 1997                        1997 Compared to 1996
                                            -----------------------                       ---------------------
                                                   Amount of                                    Amount of
                                              Increase/(Decrease)                          Increase/(Decrease)
                                               Due to Change In                              Due to Change In
                                                                        Net                                           Net
                                                                     Amount of                                     Amount of
                                                     Average         Increase/                                     Increase/
                                     Volume           Rate           (Decrease)       Volume                      (Decrease)
Interest Income
Federal funds sold..............     $     (46)      $       0        $   (46)      $    (72)       $      6       $   (66)

Securities:
   Taxable......................          (232)           (54)           (286)            120             52            172
   Tax Exempt...................            213           (89)             124            149           (59)             90
Loans...........................          3,453          (679)           2,774            867             68            935
                                      ---------     ----------       ---------        -------        -------       --------

Total interest income...........          3,388          (822)           2,566          1,064             67          1,131
                                      ---------     ----------       ---------        -------        -------        -------

Interest Expense
Interest bearing deposits:
   Savings/NOW Accounts.........            219          (119)             100             56             17             73
   Time.........................            488           (72)             416            131             84            215
   Fed Funds Purchased..........            293             23             316             42             26             68
   Other Borrowed Money.........            390              0             390           152               4            156
                                     ----------    -----------      ----------     ----------    -----------        -------
   Total Interest Expense.......          1,390            168           1,222            381            131            512
                                      ---------      ---------       ---------       --------      ---------        -------

Net interest income (FTE).......      $   1,998       $  (654)        $  1,344        $   683       $  ( 64)        $   619
                                      =========       ========        ========        =======       ========        =======

     The Company's commitment to reinvesting in the communities it serves is evident in its ratios of loans to assets and loans to deposits, which are generally greater than the comparable ratios of the Company's peers. This in turn translates into above peer net interest margin. (Based on FFIEC uniform bank performance report.)

     Net interest income as a percent of total interest income FTE was 58.7% , 59.6% and 59.9%, for 1998, 1997 and 1996, respectively. Net interest margin was 5.02%, 5.24% and 5.23% for the same years.

     Interest from loans represents 81.8%, 78.3% and 78.0% of total interest income for 1998, 1997 and 1996, respectively. Net interest income is strongly influenced by results of the Bank's lending activities.

     Total interest expense increased 15.9% from 1997 to 1998 and also increased 7.1% from 1996 to 1997; such variances are detailed in Table 3. Cost of funds are influenced by economic conditions and activities of the Federal Reserve. The Bank's asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.


Table 4 - Composition of Average Earning Assets and Interest Paying Liabilities

                                                                            Year ended December 31

                                                                 1998                1997                1996
                                                                 ----                ----                ----
As a percent of average earning assets
  Loans........................................                 77%                 72%                 72%
  Other earning assets.........................                 23%                 28%                 28%
                                                              -----               -----               -----
     Average earning assets....................                100%                100%                100%

  Savings and NOW accounts.....................                 36%                 38%                 39%
  Time deposits................................                 50%                 54%                 55%
  Other borrowings.............................                 14%                  8%                  6%
                                                              -----               -----               -----
     Average interest bearing liabilities......                100%                100%                100%

Earning asset ratio............................                 95%                 95%                 95%

Table 5 - Noninterest Income (in thousands)

                                                                               Year Ended December 31
                                                                 1998                 1997                 1996
                                                                 ----                 ----                 ----
Service charges on deposit accounts .........               $   588               $  527               $  529

Net gains on asset sales:
  Loans......................................                 1,367                  414                  133
  Securities.................................                   204                   66                   13
Other income.................................                   500                  535                  400
                                                           --------              -------              -------
     Total noninterest income................                $2,659               $1,542               $1,075
                                                             ======               ======               ======

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains from sales of investment securities available-for-sale and gains from sales of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company retains the servicing rights on these loans. Noninterest income increased $1,117,000 or 72% for 1998 versus 1997. The increase was primarily due to a $953,000 increase in gains on real estate mortgage loan sales and a $138,000 increase on gains of securities available-for-sale.

Table 6  Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

                                                                           Year ended December 31
                                                                1998                1997                  1996
                                                                ----                ----                  ----
Total Real estate mortgage loan
      originations...........................              $91,446             $39,112               $40,934

Real estate mortgage loan sales..............               72,075              20,567                21,784

Real estate mortgage loans servicing
    rights sold..............................                    0                   0                     0

Net gains on the sale of real
    estate mortgage loans....................                1,367                 414                   133

Net gains as a percent of real
    estate mortgage loan sales...............                1.90%               2.01%                 0.61%

     Net gains on the sale of real estate mortgage loans totaled $1,367,000, $414,000 and $133,000 in 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 of $953,000 was a result of a more favorable interest rate environment. The increase from 1996 to 1997 of $281,000 was a result of adopting SFAS No. 125 and a more favorable interest rate environment.

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

Noninterest Expense

Table 7 - Noninterest Expense (in thousands)

                                                                            Year ended December 31
                                                                1998                1997                  1996
                                                                ----                ----                  ----
Salaries and employee benefits...............               $3,918              $3,028                $2,650
Occupancy and equipment......................                1,143                 897                   845
FDIC assessment..............................                   28                  27                    17
Postage......................................                  115                 129                   104
Printing and supplies........................                  268                 118                   132
Marketing....................................                  213                 163                   161
Michigan Single Business Tax.................                  192                 220                   197
Other........................................                1,457               1,200                 1,063
                                                           -------              ------               -------
  Total noninterest expense..................               $7,334              $5,782                $5,169
                                                            ======              ======                ======

     Table 7 lists the Bank's most significant noninterest expenses.

     Noninterest expense increased $1,552,000 or 26.8% for 1998 versus 1997. Salaries and employee benefits increased $890,000 to $3,918,000, a 29.4% increase which was the major factor for the increase in non-interest expense. The increase was primarily due to staffing three new branches.

     Noninterest expense increased $613,000 or 11.9% in 1997 versus 1996. Salaries and employee benefits increased $378,000 to $3,028,000 a 14.3% increase which was the major factor for the increase in non-interest expense.

     The 1997 increases in salary and employee benefit expense are related to increased staffing, annual hourly and salary pay adjustments and increased medical insurance expenses. The increased staffing is a long term initiative that will be utilized to improve asset quality, regulatory compliance and build and improve marketing and sales support.

Financial Condition--Summary

     During 1998, total assets increased 24% to $301,493,990, deposits increased 17.6% to $217,290,807 and loans grew 31.5% to $222,133,200. The Bank is emphasizing relationship banking and has competed aggressively to obtain deposits and loans. A discussion of changes in balance sheet amounts by major categories follows:

The Loan Portfolio

     The loan personnel of the Bank are committed to making quality loans that produce a competitive rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. It is management's intent to maintain a loan to deposit ratio of at least 80%, enabling the Company to earn the highest interest rates available on loans. Loan demand in the Bank's service area is expected to remain strong to achieve that goal.

     The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer mortgage activity is substantial; however, only a small portion of these loans are retained for the Bank's own portfolio. The Bank does retain servicing rights on substantially all such sold loans. Over the past seven years the Bank has built an one hundred twenty-two million dollar servicing portfolio with the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1998 and 1997, the Bank was servicing loans of $126,651,000 and $93,000,000, respectively, which relate primarily to residential mortgages originated by the Bank. The Bank originated $91,446,000 (1,073 loans) and $39,112,000 (441 loans) in mortgage loans in 1998 and 1997, respectively, and sold to FHLMC $72,676,000 (872 loans) in 1998 and $20,567,000 (233 loans) in 1997. Repayments and early payoffs were $17,768,000 in 1998 and $13,102,000 in 1997.

     The loan portfolio mix at December 31, 1998 consists of 51% commercial real estate, 17% residential real estate, 18% commercial and 14% consumer installment. The growth rate of the lending portfolio was 16.5% from 1996 to 1997 and 31.5% from 1997 to 1998.

     Nearly 80% of loans are placed within the area the Bank designates as its market for purposes of regulatory Community Reinvestment Act ("CRA") compliance. Nearly all loans are placed within the metropolitan area of Grand Rapids and surrounding communities.

Table 8 - Loan Portfolio Composition (in thousands)

                                                                         Year ended December 31
                                                         1998                      1997                      1996
                                                   Amount         %          Amount          %        Amount         %
Commercial Real Estate.......................        $114,248     51           $ 90,005     53          $ 72,280     50
Residential Real Estate......................          36,554     17             38,886     23            33,443     23
Other Commercial.............................          40,825     18             26,380     16            27,452     19
Installment..................................          30,506     14             13,682      8            11,894      8
                                                   ----------                 ---------     --         ---------     --
  Total loans...............................          222,133    100%           168,953    100%          145,069    100%
                                                                 ====                      ====                     ====
Less:
Allowance for Loan Losses...................          (2,879)                   (2,565)                  (2,376)
                                                 ------------                ----------               ----------
Total Loans Receivable, Net..................        $219,254                 $166,388                  $142,693
                                                     ========                 =========                 ========

     The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. There are 8 levels in the loan authorization procedure depending on the dollar amount of the loan request.

                 $1,800,001 to $4,500,000   Board of Directors
                 $  750,001 to $1,800,000   Executive Loan Committee
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

     The extent of loan quality is demonstrated by the low ratios of nonperforming loans and charge offs as a percentage of the loan portfolio. As referenced in more detail in Table 10 below, the Bank's ratio of nonperforming loans to total loans at December 31, 1998 was only .26%. The Bank had net charge-offs of $86,000 in 1998 and net recoveries of $139,000 in 1997.

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

Table 9  Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the amount of total loans outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                                       Maturing
                                                                               (in thousands of dollars)
                                                                        After one but
                                                  Within one Year      within five years      After five years     Total
Residential Real Estate..............              $  11,856             $  21,269                $3,429        $ 36,554
Installment..........................                  1,679                27,054                 1,773          30,506
Commercial Real Estate...............                 27,667                76,722                 9,859         114,248
Other Commercial.....................                 23,021                17,428                   376          40,825
                                                  ----------            ----------              --------        --------
      Totals.........................                $64,223              $142,473               $15,437         222,133
                                                     =======              ========               =======
Allowance for Loan Losses............                                                                             (2,879)
                                                                                                              ----------
Total Loans Receivable, Net..........                                                                           $219,254
                                                                                                                ========

     Below is a schedule of the amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                                           Interest Sensitivity
                                                                                         (in thousands of dollars)
                                                                        Fixed Rate            Variable Rate          Total
Due within 3 months....................................              $    7,443              $44,563          $  52,006
Due after 3 months within 1 year.......................                  19,341                1,595             20,936
Due after one but within five years....................                 135,349                    0            135,349
Due after five years...................................                  13,842                    0             13,842
                                                                     ----------            ---------         ----------
Total..................................................                $175,975              $46,158            222,133
                                                                       ========              =======
Allowance for loan losses..............................                                                          (2,879)
                                                                                                            -----------
Total loans receivable, net............................                                                        $219,254
                                                                                                               ========

Table 10 - Nonperforming Assets (in thousands)

                                                                                            December 31
                                                                             1998              1997              1996
                                                                             ----              ----              ----
Nonaccrual loans................................................            $  353            $  105            $1,080
90 days or more past due & still accruing.......................               217               132               114
                                                                           -------           -------               ---
    Total nonperforming loans...................................               570               237             1,194
Other real estate...............................................               116                45                 0
                                                                           -------          --------            ------
    Total nonperforming assets..................................            $  686            $  282            $1,194
                                                                            ======            ======            ======

Nonperforming loans as a percent of total loans.................             0.26%             0.14%             0.82%
Nonperforming assets as a percent of total loans................             0.31%             0.17%             0.82%
Nonperforming loans as a percent of the allowance
    for loan losses.............................................               20%                9%               50%

     Nonperforming loans equal 20% of the Bank's allowance for loan losses as of December 31, 1998; management believes that the allowance for loan losses is adequate for these loans and the remainder of the lending portfolio. As of December 31, 1998 there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Company's liquidity, capital or results of operations.

     It is expected that the $116,000 in other real estate will be liquidated without loss in 1999.

     The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 1998, 1997, and 1996 had those loans been accruing interest in accordance with the original terms of the loan agreement (pro forma interest) and the amount of interest income actually included in net interest income for those years.

Table 11 - Foregone Interest on Non-Performing Loans

                                                                  For the Year Ended December 31
                                                                          (in thousands)
                                             1998                              1997                              1996
                                 Non-accrual     Restructured    Non-accrual      Restructured     Non-accrual        Restructured
Pro forma interest                  $33             $  -              $11              $25              $212           $  -
Interest earned                      32                -                8               25                11              -
                                   ----          -------            -----             ----             -----          -----
Foregone interest income           $  1           $  -               $  3             $  0              $201              -
                                   ====           ======             ====             ====              ====          =====

Table 12 - Loan Loss Experience (in thousands)

     The following is a summary of loan balances (excluding loans held for sale) at the end of each period and their daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                                       Year ended December 31
                                                                              1998              1997             1996
                                                                              ----              ----             ----
Loans:
  Average daily balance of loans for the year....................          $190,472          $155,286          $146,052
  Amount of loans outstanding at end of period...................          $222,133          $168,953          $145,069

Allowance for loan losses
  Balance at beginning of year...................................            $2,565         $   2,376         $   2,305
  Loans charged off:
    Real estate..................................................                 0                 0                 0
    Commercial...................................................                90                 0               108
    Consumer.....................................................               117               124                71
                                                                       ------------         ---------         ---------
        Total charge-offs........................................               207               124               179
  Recoveries of loans previously charged off
    Real estate..................................................                 0                 0                56
    Commercial...................................................                33               224               157
    Consumer.....................................................                88                39                37
                                                                       ------------         ---------         ---------
        Total recoveries.........................................               121               263               250
                                                                        -----------          --------         ---------

  Net (charge off) recoveries....................................              (86)               139                71
  Additions to allowance charged to operations...................               400                50                 0
                                                                        -----------        ----------       -----------
        Balance at end of year...................................         $   2,879          $  2,565         $   2,376
                                                                          =========          ========         =========
Ratios:
  Net (charge offs) recoveries to average daily balance
     of loans for the year.......................................            (.05%)              .09%              .05%
  Allowance for loan losses to loans outstanding at year end.....             1.30%             1.52%             1.64%

Table 13 - Allocation of the Allowance for Loan Losses

     The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                 Year ended December 31
                                            1998                          1997                           1996
                                            ----                          ----                           ----
                                                 % of each                      % of each                     % of each
                                                  category                      category                       category
                                  Allowance       to total      Allowance       to total       Allowance       to total
                                   Amount          loans          Amount          loans          Amount         loans
Commercial....................      $2,175          68.8%         $1,895          68.9%          $1,734          68.7%
Real estate mortgages.........         310           16.5            205           23.0             188           23.1
Consumer......................         378           13.7            179            8.1             158            8.2
Unallocated...................          16             .0            286             .0             296             .0
                                 ---------      ---------        -------       --------         -------        -------
  Total.......................      $2,879         100.0%         $2,565         100.0%          $2,376         100.0%
                                    ======         ======         ======         ======          ======         ======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

Investment Securities

     Securities are purchased and classified as "available-for-sale." These securities may be sold to meet the Bank's liquidity needs or to improve the quality of the investment portfolio. The primary objective of the Company's investing activities is to provide for safety of the principal invested. Secondary considerations include earnings, liquidity, and the overall exposure to changes in interest rates. The Company's net holdings of investment securities decreased $5.4 million in 1998 and increased $3.7 million in 1997. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation, GNMA, and FNMA which pay monthly amortized principal and interest payments.

Table 14 - Available-for-Sale Securities Portfolio

                                                                                       Year Ended December 31
                                                                             1998              1997              1996
                                                                             ----              ----              ----
U. S. Treasury and U.S. Government Agencies.....................           $32,453         $  39,176          $ 40,048
State and political subdivisions................................            21,007            19,604            15,880
Other...........................................................             2,887             3,013             2,143
                                                                         ---------        ----------         ---------
                                                                           $56,347         $  61,793          $ 58,071
                                                                           =======         =========          ========

     Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.

Table 15 - Schedule of Maturities of Investment Securities and Weighted Average
           Yields

     The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 1998. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

                                                                                     Maturing
                                                                (Dollars in Thousands)
                                                                                                                Investments With
                            Due Within               One to               Five to                After             No Contractual
                             One Year              Five Years            Ten Years             Ten Years              Maturity
                          Fair       Avg.        Fair       Avg.       Fair       Avg.       Fair       Avg.       Fair       Avg.
                         Value       Yield       Value      Yield      Value     Yield       Value     Yield      Value      Yield
Available for Sale:
U.S. Treasury
and U.S.
Government
Agencies                  $1,383     6.52%      $21,835     6.75%    $  7,471    6.66%       $1,764    6.04%    $      -         -
States and
Political
Subdivisions               1,760    10.30%        6,404     8.82%       9,372    7.48%        3,471    7.48%           -         -
Other Securities               -         -            -         -           -        -            -        -       2,887     7.13%
                          ------    ------      -------               -------                ------              -------
                          $3,143     8.62%      $28,239     7.22%     $16,843    7.12%       $5,235    4.97%      $2,887     7.13%

Deposits

     Deposits are gathered from the communities the Bank serves. Recently the Bank has emphasized relationship marketing to reinforce the core nature of its deposit base.

     Table 16 indicates a relatively stable base of deposits spread over the Bank's product lines. Average total deposits grew 13.0% from 1997 to 1998 and grew 4.2% from 1996 to 1997. The increase in 1997 resulted primarily from gaining market share and opening three branches.

     The Bank is continually enhancing its deposit product. In addition to relationship pricing the Bank has instituted telephone and personal computer banking as new alternatives to customer access. The Bank operates nine automated teller machines, three of which are off-site.


Table 16 - Average Daily Deposits (in thousands)

                                                                         Average for the Year
                                                      1998                          1997                           1996
                                          Amount           % of Assets    Amount          % of Assets    Amount          % of Assets
Noninterest bearing demand...........     $  29,324              11%      $ 22,764             10%      $ 19,762               9%
NOW accounts.........................        15,352               6         12,687              6         11,840               6
MMDA/Savings ........................        56,306              21         51,240             22         50,236              23
Time.................................        98,870              37         90,180             40         87,885              41
                                         ----------             ----     ---------            ----     ---------              ---
   Total Deposits....................      $199,852              75%      $176,871             78%      $169,723              79%
                                           ========             ====      ========            ====      ========              ===

Table 17 - Average Deposit Balances

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                         Average for the Year
                                                       1998                          1997                          1996
                                             Average          Average       Average       Average        Average       Average
                                             Balance            Rate        Balance         Rate         Balance        Rate
Noninterest bearing demand...........         $29,324                      $ 22,764                     $ 19,762
NOW Accounts.........................          15,352           2.45%        12,687          2.44%        11,840        2.44%
MMDA/Savings.........................          56,306           2.93         51,240          3.16         50,236        3.11
Time.................................          98,870           5.61         90,180          5.69          87,885       5.99
                                             --------           -----     ---------         ------     ---------        ----
   Total Deposits....................       $199,852            3.79%      $176,871          3.99%      $169,723        3.99%
                                            =========                      ========                     ========

Table 18 - Maturity Distribution of Time Deposits of $100,000 Or More

         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1998:

                                                                                        Amount
                     Three months or less.............................                  $4,663
                     Over 3 months through 6 months...................                   2,552
                     Over 6 months through 1 year....................                    4,454
                     Over 1 year......................................                   3,007
                                                                                       -------
                                                                                       $14,676
                                                                                       =======

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

Capital

     A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Table 19 summarizes the Company's regulatory capital and its capital ratios. Also shown are the capital requirements established by the regulatory agencies for adequately and well-capitalized institutions. The Bank's strong capital ratio puts it in the best classification on which the FDIC bases its assessment charge. As capital ratios continue to increase, management is challenged to find ways to effectively invest and administer the Bank's resources.

     In 1998, the Company paid cash dividends totaling $2,350,000, approximately 46% of earnings. In 1997, the Company paid cash dividends totaling $3,115,620, approximately 67% of earnings. In 1996, the Company paid cash dividends of $942,389, approximately 22% of earnings.

     On February 2, 1998, the Company paid a special $1.00 per share cash dividend. This distribution was in addition to the regular dividends for 1998. The Company remains in all the top regulatory categories for adequately and well-capitalized institutions after paying such dividends.

Table 19 - Capital Resources (in thousands)

                                                   Regulatory Requirements                       December 31
                                                  Adequately          Well
                                                Capitalized       Capitalized       1998            1997             1996
                                                                                    ----            ----             ----
Tier 1 capital.....................                                              $39,232         $35,689          $34,566
Tier 2 capital.....................                                                2,879           2,293            1,976
                                                                               ---------       ---------        ---------
  Total qualifying capital.........                                              $42,111         $37,982          $36,542
                                                                                 =======         =======          =======

Tier 1 leverage ratio..............                4%                5%           13.53%          15.03%           15.97%
Tier 1 risk-based capital..........                4%                6%           16.02%          19.48%           21.92%
Total risk-based capital...........                8%               10%           17.20%          20.74%           23.18%

Asset/Liability Management

     The Bank's Asset/Liability Management committee ("ALCO") meets regularly to evaluate the Bank's interest rate sensitivity position, address issues of liquidity, and review the interest margin, analyzing causes for changes in net interest income. During 1998, the Bank's one year gap position averaged a 43% negative gap.

     Management was able to influence the gap by selling fixed rate mortgages, investments/sales of available-for- sale securities that met the criteria that filled the gap position decided by the Asset/Liability Committee.

     The Company's sources of liquidity include principal payments received on loans, maturing investment securities, sale of securities held in the "available for sale" designation, customer deposits, borrowings from the Federal Home Loan Bank of Indianapolis, other bank borrowings, Federal Funds and the issuance of common stock. The Company has ready access to significant sources of liquidity on an almost immediate basis. Management anticipates no difficulty in maintaining liquidity at levels necessary to conduct the Bank's day-to-day business activity.

Table 20 - Asset/Liability Gap Position (in thousands)

                                                                          December 31, 1998
                                                    0-3            4-12             1-5             5+
                                                  Months          Months           Years           Years           Total
Interest earning assets:
  Loans...................................         $52,006         $20,936        $135,349         $13,842        $222,133
  Securities..............................          10,167           3,970           6,514          35,696          56,347
  Loans held for sale.....................           4,680               -               -               -           4,680
                                                 ---------       ---------     -----------       ---------       ---------
  Total interest earning assets...........         $66,853         $24,906       $141,863          $49,538        $283,160
                                                   =======         =======       =========         =======        ========

Interest bearing liabilities:
  Savings & NOW...........................         $28,241       $       -     $         -         $52,430       $  80,671
  Time....................................          23,547          51,307          26,264               -         101,118
                                                  --------       ---------     -----------   -------------       ---------
  Total deposits..........................          51,788          51,307          26,264          52,430         181,789
  Other borrowings........................          30,126           4,000           8,000               -          42,126
                                                  --------      ----------     -----------   -------------      ----------

   Total interest bearing liabilities.....         $81,914         $55,307       $  34,264         $52,430        $223,915
                                                   -------         -------       ---------         -------

Rate sensitivity gap and ratios:
  Gap for period..........................         (15,061)        (30,401)        107,599          (2,892)
  Cumulative gap..........................         (15,061)        (45,462)         62,137          59,245
Ratio for period as a % of assets.........           (5.0)%         (10.1)%          35.7%          (1.0)%
Cumulative rate sensitive ratio as
   a % of assets..........................           (5.0)%         (15.1)%          20.6%          19.7%

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

Year 2000

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements.

     Company management has developed and the Board of Directors has approved a comprehensive Year 2000 Compliance Plan. The Company has an internal task force to assess Year 2000 compliance by the Company, its vendors, and major commercial loan customers. In addition, the Bank asks commercial borrowers about Year 2000 compliance as part of the loan application and review process.

     To date, the Company has spent approximately $5,000 on Year 2000 compliance and expects to spend an additional $5,000 to complete this work.

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by December 31, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other businesses whose systems interact with the Company to become Year 2000 compliant.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is in the process of preparing a contingency plan that will specify what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

     Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. Nevertheless, the inability of the Company to successfully address Year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

     Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

     The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company's market risk is reasonable at this time.

Item 8.  Financial Statements and Supplementary Data.



O.A.K. FINANCIAL CORPORATION                           TABLE OF CONTENTS
AND SUBSIDIARY
--------------------------------------------------------------------------------




                                                                            PAGE

Independent Auditors' Report                                                  32

Consolidated Financial Statements

   Consolidated Balance Sheets                                                33

   Consolidated Statements of Income                                          34

   Consolidated Statements of Comprehensive Income                            35

   Consolidated Statements of Changes in Stockholders' Equity                 36

   Consolidated Statements of Cash Flows                                      37

   Notes to Consolidated Financial Statements                              38-52

REHMANN
ROBSON
--------------------------------------------------------------------------------
CPA'S & CONSULTANTS - PC                     Member of Summit International
                                             Associates, Inc.
                                             Worldwide Association of
                                             Accounting Firms


                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiary
Byron Center, Michigan

We have audited the accompanying consolidated balance sheets of O.A.K. Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of O.A.K. Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                             /s/ Rehmann Robson, P.C.



Grand Rapids, Michigan
January 29, 1999


3230 Eagle Park Drive, N.W., Suite 201, - Grand Rapids, MI 49525 - Phone (616) 975-4100 - FAX (616) 975-4400

O.A.K. FINANCIAL CORPORATION                      CONSOLIDATED BALANCE SHEETS
AND SUBSIDIARY
--------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                -----------------------------------
ASSETS                                                                             1998                   1997
                                                                                ------------          -------------
Cash and due from banks                                                           $8,913,513             $5,367,937
Available-for-sale securities - amortized cost of
     $55,079,539 - 1998 ($60,999,414 - 1997)                                      56,346,568             61,792,674
Loans receivable, net                                                            219,253,824            166,387,650
Loans held for sale                                                                4,679,962              1,345,615
Accrued interest receivable                                                        2,026,185              1,513,146
Premises and equipment, net                                                        7,092,765              4,534,281
Other assets                                                                       3,181,173              2,146,617
                                                                                ------------          -------------
Total assets                                                                    $301,493,990           $243,087,920
                                                                                ============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Interest bearing                                                           $181,789,253           $158,243,971
     Noninterest bearing                                                          35,501,554             26,456,357
                                                                                ------------          -------------

Total deposits                                                                   217,290,807            184,700,328

Borrowed funds                                                                    27,752,803             11,300,000
Securities sold under agreements to repurchase                                    14,373,304              8,657,583
Other liabilities                                                                  2,124,091              1,515,231
                                                                                ------------          -------------
Total liabilities                                                                261,541,005            206,173,142
                                                                                ------------          -------------

Stockholders' equity
     Common stock, $1 par value; 4,000,000 shares authorized;
         2,000,000 shares issued and outstanding,
         (1,000,000 shares in 1997)                                                2,000,000              1,000,000
     Additional paid-in capital                                                    5,622,680              5,622,680
     Retained earnings                                                            31,494,055             29,768,536
     Accumulated other comprehensive income                                          836,250                523,562
                                                                                ------------           ------------
Total stockholders' equity                                                        39,952,985             36,914,778
                                                                                ------------           ------------
Total liabilities and stockholders' equity                                      $301,493,990           $243,087,920
                                                                                ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED STATEMENTS OF INCOME
AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                                           Year Ended December 31,
                                                           -------------------------------------------------------
                                                                 1998               1997               1996
                                                           -----------------  -----------------  -----------------
Interest income
     Loans                                                      $17,629,417        $14,858,954        $13,922,548
     Available-for-sale securities                                3,485,214          3,697,712          3,445,883
     Federal funds sold                                              19,827             67,073            133,136
                                                           -----------------  -----------------  -----------------
Total interest income                                            21,134,458         18,623,739         17,501,567
                                                           -----------------  -----------------  -----------------
Interest expense
     Deposits                                                     7,574,458          7,058,031          6,770,126
     Borrowed funds                                                 849,088            314,015            137,212
     Securities sold under agreements to repurchase                 492,626            320,519            273,350
                                                           -----------------  -----------------  -----------------
Total interest expense                                            8,916,172          7,692,565          7,180,688
                                                           -----------------  -----------------  -----------------
Net interest income                                              12,218,286         10,931,174         10,320,879

Provision for loan losses                                           400,000             50,000                  0
                                                           -----------------  -----------------  -----------------
Net interest income after provision for
     loan losses                                                 11,818,286         10,881,174         10,320,879
                                                           -----------------  -----------------  -----------------
Noninterest income
     Service charges                                                587,786            527,099            529,471
     Net gain on sale of available-for-sale loans                 1,367,075            414,364            133,000
     Loan servicing fees                                            183,735            203,295            180,837
     Net gain on sale of availiable-for-sale securities             204,076             66,190             13,071
     Other                                                          316,633            331,126            218,562
                                                           -----------------  -----------------  -----------------
Total noninterest income                                          2,659,305          1,542,074          1,074,941
                                                           -----------------  -----------------  -----------------
Noninterest expenses
     Salaries and employee benefits                               3,917,992          3,028,338          2,649,626
     Occupancy                                                      465,271            384,237            361,280
     Furniture and fixtures                                         678,055            512,896            483,930
     Michigan single business tax                                   192,042            220,000            197,000
     Printing and supplies                                          267,682            117,941            132,251
     Other                                                        1,813,030          1,518,062          1,344,441
                                                           -----------------  -----------------  -----------------
Total noninterest expenses                                        7,334,072          5,781,474          5,168,528
                                                           -----------------  -----------------  -----------------
Income before federal income taxes                                7,143,519          6,640,974          6,227,292

Federal income taxes                                              2,068,000          2,015,000          1,852,000
                                                           -----------------  -----------------  -----------------
Net income                                                       $5,075,519         $4,625,974         $4,375,292
                                                           =================  =================  =================
Net income per basic share of common stock                            $2.54              $2.30              $2.17
                                                           =================  =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                      CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY                                       COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                                1998                1997                 1996
                                                          -----------------   -----------------    -----------------
Unrealized gains (losses) on available-
     for-sale securities arising during the year                  $676,764            $491,830            ($591,457)

Less reclassification adjustment for realized
     gains included in net income                                  204,076              66,190               13,071
                                                          -----------------   -----------------    -----------------
Comprehensive income (loss)
     before income taxes                                           472,688             425,640             (604,528)

Related income taxes (benefit)                                     160,000             145,000             (205,000)
                                                          -----------------   -----------------    -----------------

Other comprehensive income (loss)                                  312,688             280,640             (399,528)

Net income                                                       5,075,519           4,625,974            4,375,292
                                                          -----------------   -----------------    -----------------
Comprehensive income                                            $5,388,207          $4,906,614           $3,975,764
                                                          =================   =================    =================


The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY                               CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                             Year Ended December 31,
                                                              -------------------------------------------------------
                                                                    1998               1997               1996
                                                              -----------------  -----------------  -----------------
Shares of common stock issued and outstanding
     Balance, beginning of year                                      1,000,000          1,006,174            915,562
     Common stock dividends                                          1,000,000                  0             91,522
     Repurchases and retirements                                             0             (6,174)              (910)
                                                              -----------------  -----------------  -----------------
     Balance, end of year                                            2,000,000          1,000,000          1,006,174
                                                              =================  =================  =================

Common stock
     Balance, beginning of year                                     $1,000,000         $1,006,174           $915,562
     Common stock dividends                                          1,000,000                  0             91,522
     Repurchase and retirement of common shares                              0             (6,174)              (910)
                                                              -----------------  -----------------  -----------------
     Balance, end of year                                            2,000,000          1,000,000          1,006,174
                                                              -----------------  -----------------  -----------------

Additional paid-in-capital
     Balance, beginning of year                                      5,622,680          6,036,338          6,084,056
     Repurchase and retirement of common shares                              0           (413,658)           (47,718)
                                                              -----------------  -----------------  -----------------
     Balance, end of year                                            5,622,680          5,622,680          6,036,338
                                                              -----------------  -----------------  -----------------

Retained earnings
     Balance, beginning of year                                     29,768,536         28,258,182         24,916,801
     Net income                                                      5,075,519          4,625,974          4,375,292
     Common stock dividends                                         (1,000,000)                 0            (91,522)
     Cash dividends                                                 (2,350,000)        (3,115,620)          (942,389)
                                                              -----------------  -----------------  -----------------
     Balance, end of year                                           31,494,055         29,768,536         28,258,182
                                                              -----------------  -----------------  -----------------
Accumulated other comprehensive income
     Balance, beginning of year                                        523,562            242,922            642,450
     Other comprehensive income (loss)                                 312,688            280,640           (399,528)
                                                              -----------------  -----------------  -----------------
     Balance, end of year                                              836,250            523,562            242,922
                                                              -----------------  -----------------  -----------------
Total stockholders' equity                                         $39,952,985        $36,914,778        $35,543,616
                                                              =================  =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                      CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY                                           CASH FLOWS
--------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                                              --------------------------------------------------------
                                                                    1998                1997               1996
                                                              ------------------  -----------------  -----------------
Cash flows from operating activities
     Net income                                                      $5,075,519         $4,625,974         $4,375,292
     Adjustments to reconcile net income to net
         cash provided by operating activities
              Depreciation and amortization                             553,789            459,915            441,655
              Provision for possible loan losses                        400,000             50,000                  0
              Proceeds from sales of loans held
              for sale                                               73,442,003         20,981,500         21,917,000
              Originations of loans held for sale                   (75,409,274)       (19,979,751)       (21,784,000)
              Net gain on sale of available-for-sale
              securities                                               (204,076)           (66,190)           (13,071)
              Net gain on sale of loans held for sale                (1,367,075)          (414,364)          (133,000)
              Net amortization of investment premiums                   203,231            196,390            211,107
              Changes in operating assets and liabilities
              which (used) provided cash
              Accrued interest receivable                              (513,039)           (59,748)           116,746
              Other assets                                           (1,034,556)          (223,816)          (104,533)
              Other liabilities                                         608,860            290,516           (147,407)
                                                              ------------------  -----------------  -----------------
Net cash provided by operating activities                             1,755,382          5,860,426          4,879,789
                                                              ------------------  -----------------  -----------------

Cash flows from investing activities
     Available-for-sale securities
         Proceeds from maturities                                    11,773,936         10,278,679          9,466,608
         Proceeds from sales                                          2,213,374          7,445,638          3,159,555
         Purchases                                                   (8,228,435)       (21,299,916)       (14,019,935)
     Net increase in loans held for investment                      (53,266,174)       (23,744,280)        (3,938,702)
     Purchases of premises and equipment                             (3,111,510)          (335,955)          (477,122)
                                                              ------------------  -----------------  -----------------
Net cash used in investing activities                               (50,618,809)       (27,655,834)        (5,809,596)
                                                              ------------------  -----------------  -----------------
Cash flows from financing activities
     Net increase in non-interest bearing demand
         deposits, NOW accounts and savings deposits                 25,040,906          3,256,194          8,792,535
     Net increase (decrease) in time deposits                         7,549,573         11,223,227         (8,583,471)
     Net borrowed funds                                              16,452,803          8,099,006          1,200,000
     Net increase in securities sold under agreements
         to repurchase                                                5,715,721          1,321,285          2,399,741
     Dividends paid                                                  (2,350,000)        (3,115,620)          (942,389)
     Repurchase and retirement of common shares                               0           (419,832)           (48,628)
                                                              ------------------  -----------------  -----------------
Net cash provided by financing activities                            52,409,003         20,364,260          2,817,788
                                                              ------------------  -----------------  -----------------
Net increase (decrease) in cash and
     cash equivalents                                                 3,545,576         (1,431,148)         1,887,981

Cash and cash equivalents, beginning of year                          5,367,937          6,799,085          4,911,104
                                                              ------------------  -----------------  -----------------
Cash and cash equivalents, end of year                               $8,913,513         $5,367,937         $6,799,085
                                                              ==================  =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - O.A.K. Financial Corporation (the ACorporation") through its wholly owned subsidiary, Byron Center State Bank (the "Bank") provides a variety of financial services to individuals and businesses in the southern portion of the greater Grand Rapids, Michigan area through its seven branches located in Byron Center, Jamestown, Cutlerville, Hudsonville, Grandville, Moline and Dorr. Active competition, principally from other commercial banks and credit unions, exists in all of the Bank's principal markets. The Bank's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the fair value of certain financial instruments.

Accounting Policies - The accounting policies used in the preparation of the accompanying consolidated financial statements conform to predominant banking industry practices and are based on generally accepted accounting principles. The principles which materially affect the determination of the Corporation's consolidated financial position or results of operations are summarized as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

In 1998, the Corporation  adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 130, Reporting Comprehensive Income. This statement establishes presentation standards for the reporting and display of comprehensive income and its components. Comprehensive income for the Corporation consists of net income and net unrealized gains and losses on available- for-sale securities and is presented in a separate Statement of Comprehensive Income. The adoption of SFAS No. 130 had no impact on net income or stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period.

Available-For-Sale Securities

All securities are classified as available-for-sale and are recorded at fair value. Unrealized appreciation and depreciation, net of the effect of applicable income taxes, on available-for-sale securities are reported as a net amount in other comprehensive income. Realized gains or losses on securities sold are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans held for Investment and Related Income

Loans held for investment are stated at their principal amount outstanding. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. Management reviews loans delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the or the present value of estimated future cash flows. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreased due to changes in estimates of future payments and due to the passage of time are reported as reductions or increases in the provision for loan losses.

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

Allowance for Loan Losses

An allowance for loan losses is recorded because some loans may not be repaid in full. The allowance is increased by a provision in the income statement and by recoveries on loans previously charged off. The allowance is decreased as loans are charged off. A charge-off, in whole or in part, occurs once a significant probability of loss has been determined, with consideration given to such factors as the customer's financial condition, underlying collateral and guarantees. Collection efforts continue and future recoveries may occur with respect to loans previously charged off.

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

Impaired loans, as defined, are measured based on the present value of expected cash flows discounted at the loans effective interest rate or, as a practical expedient, at the loans observable market price or at the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increase is reported as additional provision for loan losses.

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Smaller-balance homogeneous loans are residential first mortgage loans secured by one-to-four family residences, residential construction loans, automobile, home equity and second mortgage loans and are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. Management uses the Bank's normal credit analysis information, including delinquency reports, non-accrual listings and an internally prepared watch list, to identify loans which should be evaluated for impairment. A loan is considered impaired when management concludes it is probable that the borrower will not remit payments in accordance with the terms of the agreement. Loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual, past due, trouble debt restructuring and nonperforming asset disclosures.

In management's judgment, the allowance for loan losses is maintained at a level adequate to provide for estimated potential losses inherent in the loan portfolio. However, because of uncertainties inherent in the estimation process, it is possible that the allowance for loan losses may change in the near term.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line and accelerated methods over the related assets estimated useful lives which generally range from 5 to approximately 40 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

Net Income Per Share

Net income per basic share of common stock is calculated on the basis of the weighted average number of shares outstanding, which was approximately 2,000,000 in 1998, 2,010,000 in 1997 and 2,014,000 in 1996, as adjusted for the common stock split in 1998 effected in the form of a dividend (Note 17). Given the simple capital structure of the Corporation, only basic earnings per share is presented.

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

Reclassifications

Certain amounts as originally reported in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2. AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized appreciation, gross unrealized depreciation and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

                                                                             Gross                   Gross
                                               Amortized                   Unrealized              Unrealized             Fair
1998                                             Cost                     Appreciation            Depreciation            Value
----                                           -----------                ------------           --------------         -------
U.S. Treasury, government
    agencies and corporations                  $32,109,957                 $  391,951             $48,809              $32,453,099
States and political subdivisions               20,083,303                    927,464               3,577               21,007,190
Other                                            2,886,279                          -                   -                2,886,279
                                              ------------                -----------            --------              -----------
Total                                          $55,079,539                 $1,319,415             $52,386              $56,346,568
                                              ============                ===========            ========              ===========


1997
-----
U.S. Treasury, government
     agencies and corporations                 $38,998,513                   $349,221            $172,346              $39,175,388
States and political subdivisions               18,987,600                    618,246               1,861               19,603,985
Other                                            3,013,301                          -                   -                3,013,301
                                              ------------                  ---------           ---------              -----------
Total                                          $60,999,414                   $967,467            $174,207              $61,792,674
                                              ============                  =========           =========              ===========

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 1998 is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Amortized               Fair
                                                                                         Cost                 Value
                                                                                     ------------         -------------
Due in one year or less                                                              $  2,731,092          $  2,775,450

Due after one year through five years                                                   8,546,336             8,817,447
Due after five years through ten years                                                 15,799,717            16,299,507
Due after ten years                                                                     3,311,763             3,470,779
                                                                                     ------------         -------------
Subtotal                                                                               30,388,908            31,363,183
Mortgage-backed securities                                                             24,690,631            24,983,385
                                                                                     ------------         -------------
Total                                                                                 $55,079,539           $56,346,568
                                                                                     ============         =============

Investment income from taxable and nontaxable securities for the years ended December 31, is as follows:

                                                                1998                    1997                  1996
                                                            ----------              ----------            ----------
Taxable                                                     $2,410,611              $2,709,564            $2,523,572
Nontaxable                                                   1,074,603                 988,148               922,311
                                                            ----------              ----------            ----------
Total                                                       $3,485,214              $3,697,712            $3,445,883
                                                            ==========              ==========            ==========

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Proceeds from sales of available-for-sale securities during 1998, 1997 and 1996 were $2,213,374, $7,445,638 and $3,159,555 respectively. The gross gains and gross losses realized on sales for the years ended December 31, are as follows:

                                                                 1998                    1997                   1996
                                                                 ----                    ----                   ----
Gross realized gains                                          $ 231,259               $ 87,375             $ 19,711
Gross realized losses                                           (27,183)               (21,185)              (6,640)
                                                              ---------               --------             --------
Net realized gain on sale of
     available-for-sale securities                            $ 204,076               $ 66,190              $ 13,071
                                                              =========               ========              ========

Investment securities with a carrying value of approximately $34,943,000 and $23,396,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for various other purposes as required or permitted by law. The fair value of these investments approximates carrying value.


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


Major classifications of loans held for investment at December 31 are as follows:

                                                          1998                 1997
                                                          ----                 ----
Commercial real estate                                  $114,248,448       $ 90,004,939
Residential real estate                                   36,554,021         38,885,996
Commercial                                                40,825,169         26,379,822
Consumer                                                  30,505,562         13,682,323
                                                       -------------       ------------
Total loans receivable, net of deferred loan
    fees of $142,131 - 1998 and $213,259 - 1997          222,133,200        168,953,080
Less allowance for loan losses                             2,879,376          2,565,430
                                                       -------------       ------------
Loans receivable, net                                   $219,253,824       $166,387,650
                                                       =============       ============

At December 31, 1998, scheduled maturities of loans with fixed rates of interest are as follows:

One year or less                                                                 $26,783,988
One to five years                                                                135,349,071
Over five years                                                                   13,842,358
                                                                                ------------
Total                                                                           $175,975,417
                                                                                ============

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Variable rate loans of $46,157,783 at December 31, 1998 reprice quarterly or more frequently.

The Bank extends loan commitments in the normal course of business to meet financing needs of its customers. These commitments to make loans and lines of credit are recorded when proceeds are disbursed. The Bank follows the same credit policy to make such commitments, including collateral, as is followed for those loans recorded in the financial statements; no significant losses are anticipated as a result of these commitments. At December 31, 1998, the Bank had commitments for standby letters of credit of approximately $2,532,000, loan commitments outstanding of approximately $46,556,000 and unused credit lines and revolving credit agreements of approximately $48,603,000.

Loans on which the accrual of interest has been discontinued and those loans past due 90 days or more amounted to $570,280 and $237,189 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded under the original terms of such loans would have been approximately $1,000, $3,000 and $201,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998 and 1997, the Bank was servicing loans for others amounting to approximately $127,000,000 and $93,000,000, respectively; such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $6,420,000 and $5,615,000 at December 31, 1998 and 1997, respectively; new loans and repayments during 1998 were approximately $3,767,000 and $2,962,000, respectively.


4. ALLOWANCE FOR LOAN LOSSES

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                              1998                    1997                   1996
                                                              ----                    ----                   ----
Balance, beginning of year                                   $2,565,430             $2,375,970            $2,304,848
Provision for loan losses                                       400,000                 50,000
Recoveries                                                      121,382                263,109               249,854
Loans charged off                                              (207,436)              (123,649)             (178,732)
                                                             ----------             ----------            ----------
Balance, end of year                                         $2,879,376             $2,565,430            $2,375,970
                                                             ==========             ==========            ==========

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Information  regarding  impaired loans is as follows for the year ended December
31:

                                                              1998                    1997                 1996
                                                              ----                    ----                 ----
Balance of impaired loans at year-end                          $570,280               $478,250             $1,079,602

Allowance for loan losses allocated
    to the impaired loan balance                                202,021                 47,716                 75,000

Average investment in impaired loans                            445,645                620,890                847,835

Interest income recognized on
    impaired loans (no interest
    income was recognized on the
    cash basis)                                                  44,818                 42,940                 14,456

5. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                                                      1998                   1997
                                                                                --------------           ------------
Land                                                                             $   2,099,757            $   880,376
Buildings and improvements                                                           5,252,099              4,369,850
Furniture and equipment                                                              3,714,796              2,760,477
                                                                                --------------           ------------
Total premises and equipment                                                        11,066,652              8,010,703

Less accumulated depreciation                                                        3,973,887              3,476,422
                                                                                --------------           ------------
Premises and equipment, net                                                      $   7,092,765            $ 4,534,281
                                                                                ==============            ===========


6.   DEPOSITS

The following is a summary of the distribution of deposits at December 31:

                                                                                     1998                   1997
                                                                                     ----                   ----
Interest bearing
  NOW accounts                                                                     $  17,182,308          $  13,114,691
  Savings                                                                             36,980,476             31,576,744
  Money market demand                                                                 26,508,552             19,984,192
  Time, $100,000 and over                                                             14,676,281             11,367,451
  Other time                                                                          86,441,636             82,200,893
                                                                                   -------------         --------------
Total interest bearing                                                               181,789,253            158,243,971

Noninterest bearing demand                                                            35,501,554             26,456,357
                                                                                   -------------         --------------
Total deposits                                                                      $217,290,807           $184,700,328
                                                                                   =============         ==============

O.A.K. FINANCIAL CORPORATION                 NOTES TO CONSOLIDATED
AND SUBSIDIARY                               FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


At December 31, 1998, scheduled maturities of time deposits are as follows:

1999                                                                               $  74,853,460
2000                                                                                  19,750,295
2001                                                                                   1,834,524
2002                                                                                   2,246,032
2003                                                                                   2,433,606
                                                                                   -------------
Total time deposits                                                                 $101,117,917
                                                                                   =============

Deposits of Bank directors,  executive officers and their related interests were
approximately   $1,004,000  and  $1,127,000  at  December  31,  1998  and  1997,
respectively.

Interest expense on time deposits issued in denominations of $100,000 or more was approximately $721,000 in 1998, $520,000 in 1997 and $270,000 in 1996.


7. BORROWED FUNDS

Borrowed funds at December 31, consist of the following obligations:

                                                                                     1998                     1997
                                                                                     ----                     ----
Federal funds purchased                                                           $14,200,000            $  3,300,000
Federal Home Loan Bank advances                                                    12,000,000               6,000,000
Treasury tax and loan note option                                                   1,552,803               2,000,000
                                                                                -------------            ------------
Total borrowed funds                                                              $27,752,803             $11,300,000
                                                                                =============            ============

Federal funds are generally purchased for a one-day period. The Federal Home Loan Bank borrowings are collateralized by U.S. government agency securities with a fair value of approximately $12,749,000 and $6,892,000 at December 31, 1998 and 1997, respectively. The Federal Home Loan Bank advances at December 31, 1998 are comprised of six $2,000,000 advances with an average interest rate of 6.03%. These advances mature at dates ranging from December 14, 1999 through August 21, 2003. The Treasury Tax and Loan Note option is collateralized by U.S. Government agency securities with a fair value of approximately $2,714,000 and $2,822,000 at December 31, 1998 and 1997, respectively. The Treasury Tax and Loan Note option is a daily borrowing with the Federal Reserve Bank, due on demand, at 25 basis points below the national federal fund interest rate (4.75% at December 31, 1998).


8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at December 31, 1998 and 1997 mature within one day from the transaction date and have an average interest rate of 3.0% and 3.93%, respectively. The U.S. government agency securities underlying the agreements have a fair value of approximately $19,480,000 and $13,573,000 at December 31, 1998 and 1997, respectively. Such securities remain under the control of the Bank. The maximum amount outstanding at any month end during the years ended December 31, 1998 and 1997 was $17,272,000 and $9,661,000, respectively with the daily average balance being $12,195,000 and $8,158,000, respectively.

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. FEDERAL INCOME TAXES

     The provision for federal income taxes for the years ended December 31 consists of:

                                                              1998                 1997               1996
                                                            -----------         -----------         -----------
Current                                                      $1,947,000          $1,953,700          $1,859,000
Deferred (benefit)                                              121,000              61,300              (7,000)
                                                            -----------         -----------         -----------
Federal income taxes                                         $2,015,000          $2,068,000          $1,852,000
                                                            ===========         ===========         ===========

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:

                                                               1998                1997                 1996
                                                            ----------          -----------         ------------
Statutory rate applied to income
    before income taxes                                     $2,428,756           $2,257,829           $2,117,279
Effect of tax-exempt interest
    income                                                    (387,285)            (355,031)            (294,221)
Change in valuation allowance                                        -               64,000               25,000
Other - net                                                     26,529               48,202                3,942
                                                            ----------          -----------         ------------
Federal income taxes                                        $2,068,000           $2,015,000           $1,852,000
                                                            ==========          ===========         ============

The net deferred income tax asset (liability) as of December 31, is comprised of the tax effect of the following temporary differences:

                                                                                    1998                1997
                                                                                ------------        -----------
Deferred tax assets
    Allowance for loan losses                                                   $    878,000        $  770,000
    Deferred compensation plan                                                       245,000           224,000
    Deferred loan fees                                                                 3,000             7,000
                                                                                ------------        ----------
Total deferred tax assets                                                          1,126,000         1,001,000
Valuation allowance                                                                 (719,000)         (719,000)
                                                                                ------------        ----------
Net deferred tax assets                                                              407,000           282,000
                                                                                ------------        ----------
Deferred tax liability
    Discount accretion                                                               (25,000)          (19,000)
    Loan servicing rights                                                           (312,000)          (72,000)
                                                                                ------------        ----------
Total deferred tax liabilities                                                      (337,000)          (91,000)
                                                                                ------------        ----------
Net deferred tax assets entering into the determination of
    the provision for federal income taxes                                            70,000           191,000

Additional deferred tax liability related to
      other comprehensive income                                                    (430,000)         (270,000)
                                                                                ------------        ----------
Net deferred tax liability included in other
    liabilities on the accompanying balance sheets                              $   (360,000)       $  (79,000)
                                                                                ============        ==========

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory and/or discretionary actions by the FRB. These actions could have a material effect on the Bank's financial statements. Under FRB capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting standards. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to regulatory qualitative judgments about components, risk weighting and other factors. Measurements established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios are presented in the table (dollars in thousands). There are no conditions or events since the most recent notification that management believes has changed the Bank's category.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                     For Capital                 Prompt Corrective
                                         Actual                   Adequacy Purposes              Action Provisions
                                   -----------------------       -----------------------       -----------------------
                                   Amount         Ratio          Amount         Ratio          Amount         Ratio
                                   --------       --------       --------       -------        -------        -------
As of December 31, 1998
Total capital (to risk
    weighted assets)               $39,305        16.22%         $19,386        >=8.0%         $24,232        >=10.0%
Tier 1 capital (to risk
    weighted assets)               $36,426        14.97%         $ 9,733        >=4.0%         $14,600        >= 6.0%
Tier 1 capital (to
    average assets)                $36,426        13.60%         $10,714        >=4.0%         $13,392        >= 5.0%

As of December 31, 1997
Total capital (to risk
    weighted assets)               $36,147        19.93%         $14,629        >=8.0%         $18,287        >=10.0%

Tier 1 capital (to risk
    weighted assets)               $33,880        18.68%         $ 7,256        >=4.0%         $10,884        >= 6.0%

Tier 1 capital (to
    average assets)                $33,880        14.13%         $ 9,591        >=4.0%         $11,989        >= 5.0%

The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 1998 and 1997, those required reserve balances were $1,737,000 and $986,000, respectively.

The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years. The amount that was not subject to this restriction is approximately $7,400,000 at January 1, 1999.

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11. RETIREMENT PLANS

Profit Sharing - The Bank maintains a profit sharing and a 401(k) plan for substantially all employees. Under the 401(k) plan, employees may make voluntary contributions based on a percentage of covered compensation. The Bank matches each employee contribution at a rate of up to 50% of the first 3% contributed by the employee. The profit sharing plan also allows the Bank, at the discretion of the Board of Directors, to provide an annual contribution. The Bank's contributions to these plans were $240,200, $203,055, and $191,459 for 1998, 1997 and 1996, respectively.

Deferred Compensation - The Bank sponsors a deferred compensation plan for all directors who wish to participate. The cost of the plan was $152,000, $109,000 and $105,000 in 1998, 1997 and 1996, respectively. The accrued benefit obligation for this plan was $717,578 and $659,448 as of December 31, 1998 and 1997, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

12. CONTINGENCIES

The Bank is party to litigation arising in the normal course of business. In the opinion of management, based on consultation with legal counsel, liabilities from such litigation, if any, would not have a material effect on the Corporation's consolidated financial statements. As a result of acquiring real estate from foreclosure proceedings, the Bank is subject to potential claims and possible legal proceedings involving environmental matters. No such claims have been asserted at December 31, 1998.

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

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash approximate those assets' fair values.

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

Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand. The fair values of approximately 53% and 50% of the Bank's deposits at December 31, 1998 and 1997, respectively were equal to their carrying values. Fair values for fixed rate time deposits and other time deposits with stated maturities are based on the discounted value of contractual cash flows, using interest rates currently being offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase Fair value approximates the carrying value since the majority of these instruments were entered into at our near December 31, 1998 and 1997.

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Borrowed Funds - The carrying amount is a reasonable estimate of fair value of other borrowings as these financial instruments are tied to floating rate indices such as prime and LIBOR, and reprice frequently.

Off-Balance-Sheet Instruments - Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. As the Bank does not charge fees for lending commitments, it is not practicable to estimate the fair value of these instruments.

The estimated fair values of the Bank's financial instruments at December 31, are as follows:

     1998                                                                           Carrying             Fair
     ----                                                                            Amount             Value
                                                                                --------------      --------------
Financial assets
    Cash and cash equivalents                                                   $    8,913,513      $    8,913,513
    Available-for-sale securities                                                   56,346,568          56,346,568
    Loans receivable, net                                                          219,253,824         223,293,988
    Loans held for sale                                                              4,679,962           4,679,962
    Accrued interest receivable                                                      2,026,185           2,026,185

Financial liabilities
    Deposits                                                                       217,290,807         218,071,445
    Borrowed funds                                                                  27,752,803          27,913,887
    Securities sold under agreements
      to repurchase                                                                 14,373,304          14,373,304
    Other liabilities                                                                2,124,091           2,124,091


     1997
     ----

Financial assets
    Cash and cash equivalents                                                   $    5,367,937       $   5,367,937
    Available-for-sale securities                                                   61,792,674          61,792,674
    Loans receivable, net                                                          166,387,650         168,077,719
    Loans held for sale                                                              1,345,615           1,345,615
    Accrued interest receivable                                                      1,513,146           1,513,146

Financial liabilities
    Deposits                                                                       184,700,328         185,197,789
    Borrowed funds                                                                  11,300,000          11,314,409
    Securities sold under agreements
      to repurchase                                                                  8,657,583           8,657,583
    Other liabilities                                                                1,515,231           1,515,231

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes during the years ended December 31, is as follows:

                                                                1998               1997                 1996
                                                            -----------         ------------        -------------
Interest                                                     $8,838,116           $7,583,946           $7,216,223
                                                            ===========         ============        =============
Income taxes                                                 $1,795,773           $1,941,029           $1,916,713
                                                            ===========         ============        =============

15. O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following summarizes parent company financial information as of December 31, 1998 and 1997 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 1998:

                            Condensed Balance Sheets
                                                                                      1998               1997
                                                                                --------------      -------------
Assets
    Cash                                                                         $     416,959        $     2,734
    Investment in subsidiary                                                        37,983,469         35,107,243
    Available-for-sale securities                                                    1,612,479          1,804,801
                                                                                --------------      -------------
Total assets                                                                       $40,012,907        $36,914,778
                                                                                ==============      =============
Other liabilities                                                                $      59,922        $         -

Stockholders' equity                                                                39,952,985         36,914,778
                                                                                --------------      -------------
Total liabilities and stockholders' equity                                        $ 40,012,907        $36,914,778
                                                                                ==============      =============

                         Condensed Statements of Income
                                                              1998                 1997                 1996
                                                            -----------         -----------         -----------
Income
    Dividends from subsidiary                                $2,362,500          $4,543,040          $1,211,471
    Interest from available-for-sale securities                  59,065              38,876              22,232
    Net realized gain on sale of
      available-for-sale securities                             209,722                   -                   -
                                                            -----------         -----------         -----------
Total income                                                  2,631,287           4,581,916           1,233,703

Other expenses                                                  119,305              38,876              22,232
Income before equity in undistributed net                   -----------         ----------          -----------
    income of subsidiary                                      2,511,980           4,543,040           1,211,471
Equity in undistributed net income of
    subsidiary                                                2,563,539              82,934           3,163,821
                                                            -----------         -----------         -----------
Net income                                                   $5,075,519          $4,625,974          $4,375,292
                                                            ===========         ===========         ===========

O.A.K. FINANCIAL CORPORATION                      NOTES TO CONSOLIDATED
AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       Condensed Statements of Cash Flows

                                                           1998                1997                1996
                                                       ------------        ------------        ------------
Cash flows from operating activities
    Net income                                          $ 5,075,519         $ 4,625,974         $ 4,375,292
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Undistributed earnings of subsidiary            (2,563,539)            (82,934)         (3,163,821)
         Changes in other liabilities                        59,922                   -                   -
                                                       ------------        ------------        ------------
Net cash provided by operating
    activities                                            2,571,902           4,543,040           1,211,471
                                                       ------------        ------------        ------------
Cash flows from investing activities
    Available-for-sale securities sold                      204,823                   -                   -
    Available-for-sale securities purchased                 (12,500)         (1,011,272)           (220,453)
                                                       ------------        ------------        ------------
Net cash provided by (used in)
    investing activities                                    192,323          (1,011,272)           (220,453)
                                                       ------------        ------------        ------------
Cash flows from financing activities
    Repurchase and retirement of common
      shares                                                      -            (419,832)            (48,628)
    Dividends paid                                       (2,350,000)         (3,115,620)           (942,389)
                                                       ------------        ------------        ------------
Net cash used in financing activities                    (2,350,000)         (3,535,452)           (991,017)
                                                       ------------        ------------        ------------
Net increase (decrease) in cash and cash
    equivalents                                             414,225              (3,684)                  1

Cash and cash equivalents,
    beginning of year                                         2,734               6,418               6,417
                                                       ------------        ------------        ------------
Cash and cash equivalents,
    end of year                                         $    416,959       $      2,734        $      6,418
                                                       =============       ============        ============

O.A.K. FINANCIAL CORPORATION                 NOTES TO CONSOLIDATED
AND SUBSIDIARY                               FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16. COMMITMENTS

The Bank has remaining construction contracts amounting to $2,700,000 on building construction.


17. STOCKHOLDERS EQUITY

On May 7, 1998, the Board of Directors declared a 2-for-1 split of the Corporation's common stock effected on July 1, 1998 in the form of a one-for-one stock dividend to shareholders of record on June 1, 1998. The par value of the common stock remained at $1 per share. As a result, $1,000,000, representing the total par value of the new shares issued, was transferred from retained earnings to common stock. All references in the consolidated financial statements to amounts per share and to the number of shares have been restated to give retroactive effect to the stock split.

18. SUBSEQUENT EVENTS

Acquisition

On February 1, 1999, the Bank established a subsidiary, Byron Acquisition Company, which purchased an Insurance Agency. Total consideration exchanged consisted of 28,775 shares of the Corporation's stock valued at $1,439,000 in exchange for 40,000 shares of the Insurance Agency's stock.

Stock Option Plans

On January 28, 1999 the Corporation's Board of Directors adopted, subject to shareholder approval, a stock compensation plan for key employees and a stock option plan for directors. Together, a total of 200,000 shares of common stock are reserved for issuance under the plans.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors

     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Information About Directors and Nominees" on pages 4 through 5 of the Company's definitive proxy statement, as filed with the Commission and dated March 26, 1999, relating to the April 22, 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11.  Executive Compensation.

     The information set forth under the caption "Executive Compensation Summary" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 26, 1999, relating to the April 22, 1999 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on page 6 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption "Voting Securities and Beneficial Ownership of Management" on page 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 26, 1999, relating to the April 22, 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain Transactions" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 26, 1999, relating to the April 22, 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)      1.       Financial Statements

                  Independent Auditors' Report
                  Consolidated Financial Statements
                       Consolidated Balance Sheet as of
                           December 31, 1998 and 1997
                       Consolidated  Statements  of Income for each of the Three
                           Years Ended December 31, 1998, 1997 and 1996
                       Consolidated Statements of Comprehensive  Income for each
                           of the Three Years Ended December 31, 998, 1997 and 1996
                       Consolidated   Statements  of  Changes  in  Stockholders'
                           Equity for each of the Three Years Ended December 31, 1998, 1997 and 1996

                       Consolidated  Statements  of Cash  Flows  for each of the
                           Three Years Ended December 31, 1998, 1997 and 1996
                       Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules
                  Not applicable

         3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 11 , 1999.

                                    O.A.K. FINANCIAL CORPORATION


                                    /s/John A. Van Singel
                                    John A. Van Singel
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/Martin R. Braun
                                    Martin R. Braun
                                    Vice President
                                    (Principal Financial and Accounting Officer)


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

       Signature                                                     Date


/s/ Robert Deppe                                                 March 11, 1999
Robert Deppe

/s/ Norman Fifelski                                              March 11, 1999
Norman Fifelski


Dellvan Hoezee


Lois Smalligan

/s/John A. Van Singel                                            March 11, 1999
John A. Van Singel

/s/David Van Solkema                                             March 11, 1999
David Van Solkema

/s/Gerald Williams                                               March 11, 1999
Gerald Williams

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

3. Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares.

21        Subsidiaries of Registrant

27        Financial Data Schedule


     The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended

3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended

4 Form of Registrant's Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended

10.1 1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.2 1999 Directors' Stock Option Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.3 1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant's Registration Statement on Form 10, as amended

Exhibit 3 - Amendment to Articles of Incorporation


                            CERTIFICATE OF AMENDMENT
                        TO THE ARTICLES OF INCORPORATION


     Pursuant to the provisions of Act 284, Public Acts of 1972, as amended, the undersigned corporation executes the following Certificate:

         1. The present name of the corporation is:

            O.A.K. Financial Corporation

         2. The identification number assigned by the Bureau is: 467-551

         3. The location of the registered office is:

                  2445 - 84th Street, S.W.
                  Byron Center, MI 49315

         4. The following amendment to the Articles of Incorporation was duly adopted on the 16th day of April, 1998. The amendment was duly adopted in accordance with Section 611(2) of the Act by the vote of the shareholders.
The necessary votes were cast in favor of the amendment.

     Article III of the Corporation's Articles of Incorporation is hereby amended in its entirety to read as follows:

                                   ARTICLE III

     The total authorized capital stock is 4,000,000 shares of a single class of common stock, par value $1.00 per share. Each such share shall be equal to every other such share.


                                   Signed this 16th day of April, 1998.


                                   By:  /s/ John A. Van Singel
                                        John A. Van Singel, President

Exhibit 21 - Subsidiaries of Registrant - 100% Owned

         Byron Center State Bank
         2445  84th Street, S.W.
         Byron Center, MI  49315

         O.A.K. Financial Services, Inc. (100% owned subsidiary of Byron Center
           State Bank)
         2445  84th Street, S.W.
         Byron Center, MI  49315

         Dornbush Insurance Agency, Inc. (100% owned subsidiary of O.A.K.
           Financial Services, Inc.)
         5445  32nd Avenue
         Hudsonville, MI 49426

::ODMA\PCDOCS\GRR\250327\4