Form 10-Q
period 1999-03-31
O A K FINANCIAL CORP
filed 1999-05-17
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,041,775 shares of the Company's Common Stock ($1 par value) were outstanding as of March 31, 1999.

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

  O.A.K. FINANCIAL CORPORATION                     CONSOLIDATED BALANCE SHEETS
         AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                    March 31,          December 31,
                                                                                      1999                 1998
                                                                                   (Unaudited)
                                                                                   -----------           ---------
Cash and due from banks ...................................................        $  7,736,553        $   8,939,918
Available-for-sale securities - amortized cost of
   $53,906,096 - 1999 ($55,079,539 - 1998).................................          54,819,735           56,346,568
Loans receivable, net......................................................         226,050,122          219,188,824
Loans held for sale........................................................           5,528,755            4,679,962
Accrued interest receivable................................................           2,181,278            2,026,185
Premises and equipment, net................................................           8,033,349            7,186,364
Other assets...............................................................           3,543,087            3,409,984
                                                                                  -------------       --------------
Total assets...............................................................       $ 307,892,879       $  301,777,805
                                                                                  =============       ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing...........................................................       $ 199,244,766       $  181,789,253
Noninterest bearing........................................................          32,054,167           35,495,158
                                                                                  -------------       --------------

Total deposits.............................................................         231,298,933          217,284,411

Borrowed funds.............................................................          17,238,056           27,995,284
Securities sold under agreements to repurchase.............................          15,769,043           14,373,304
Other liabilities..........................................................           2,607,122            2,342,868
                                                                                  -------------       --------------

Total liabilities..........................................................         266,913,154          261,995,867
                                                                                  -------------       --------------

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
   2,041,775 shares issued and outstanding (2,028,775 shares in 1998)                 2,041,775            2,028,775
Additional paid-in capital.................................................           6,259,680            5,622,680
Retained earnings..........................................................          32,578,187           31,294,233
Accumulated other comprehensive income.....................................             600,083              836,250
Unallocated common stock held by ESOP......................................            (500,000)                   0
                                                                                  -------------       --------------

Total stockholders' equity.................................................          40,979,725           39,781,938
                                                                                  -------------       --------------

Total liabilities and stockholders' equity.................................       $ 307,892,879        $ 301,777,805
                                                                                  =============       ==============


The accompanying notes are an integral part of these consolidated financial statements.

  O.A.K. FINANCIAL CORPORATION             CONSOLIDATED STATEMENTS OF INCOME
         AND SUBSIDIARY                               (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months ended March 31, 1999 and 1998
                                                                    1999            1998
                                                                    ----            ----
Interest income
   Loans  ...............................................        $ 4,915,221    $ 3,955,853
   Available-for-sale securities.........................            795,111        919,599
   Federal funds sold....................................                  0            891
                                                                 -----------    -----------

Total interest income....................................          5,710,332      4,876,343

Interest expense
   Deposits .............................................          1,921,897      1,835,400
   Borrowed funds........................................            301,438        182,059
   Securities sold under agreements to repurchase........            129,278         90,441
                                                                 -----------    -----------

Total interest expense...................................          2,352,613      2,107,900
                                                                 -----------    -----------

Net interest income......................................          3,357,719      2,768,443

Provision for loan losses................................            150,000         50,000
                                                                 -----------    -----------
Net interest income after provision for
   loan losses...........................................          3,207,719      2,718,443
                                                                 -----------    -----------
Noninterest income
   Service charges.......................................            157,092        130,198
   Net gain on sale of available-for-sale loans..........            320,467        330,412
   Loan servicing fees...................................             41,298         53,695
   Net gain on sale of available-for-sale securities.....                  0          2,674
   Other  ...............................................            386,352        339,850
                                                                 -----------    -----------

Total noninterest income.................................            905,209        856,829

Noninterest expenses
   Salaries and employee benefits.........................         1,361,161        827,593
   Occupancy..............................................           134,307        133,546
   Furniture and fixtures.................................           201,042        147,353
   Michigan single business tax...........................            35,080         58,600
    Printing and supplies.................................            71,970         47,405
   Other  ................................................           556,946        356,274
                                                                 -----------    -----------

Total noninterest expenses................................         2,360,506      1,570,771
                                                                 -----------    -----------

Income before federal income taxes........................         1,752,422      2,004,501

Federal income taxes......................................           496,400        585,132
                                                                 -----------    -----------

Net income................................................       $ 1,256,022    $ 1,419,369
                                                                 ===========    ===========

Net income per basic share of common stock ...............       $      0.63    $      0.70
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

   O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
          AND SUBSIDIARY                             COMPREHENSIVE INCOME
                                                           (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months ended March 31, 1999 and 1998

                                                                       Three Months
                                                                       ------------
                                                                 1999                1998
                                                                 ----                ----
Other comprehensive income before income taxes:
       Change in unrealized gain on
          available-for-sale securities..................    $ (353,390)        $  188,712

       Income tax benefit (expense) related to
          other comprehensive income.....................       117,223            (64,161)
                                                             ----------         ----------

       Other comprehensive (loss) income.................      (236,167)           124,551

Net income...............................................     1,256,022          1,419,369
                                                             ----------         ----------

Comprehensive income.....................................    $1,019,855         $1,543,920
                                                             ==========         ==========

    O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED STATEMENTS OF
        AND SUBSIDIARY                        CHANGES IN STOCKHOLDERS' EQUITY
                                                         (Unaudited)
--------------------------------------------------------------------------------

                                                                             Three Months Ended March 31
                                                                             ---------------------------
                                                                           1999                     1998
                                                                           ----                     ----
Shares of common stock issued and outstanding
       Balance, beginning of period.........................           $ 2,028,775             $  1,014,388
       Issuance of common stock.............................                13,000                        0
                                                                       -----------             ------------

       Balance, end of period...............................             2,041,775                1,014,388
                                                                       ===========             ============
Common stock
       Balance, beginning of period.........................           $ 2,028,775             $  1,014,388
       Issuance of common stock.............................                13,000                             0
                                                                       -----------             ------------

       Balance, end of period...............................             2,041,775                1,014,388
                                                                       -----------             ------------
Additional paid-in-capital..................................
       Balance, beginning of periods........................             5,622,680                5,622,680
       Issuance of common stock.............................               637,000                             0
                                                                       -----------             ------------

       Balance, end of period...............................             6,259,680                5,622,680
                                                                       -----------             ------------
Retained earnings
       Balance, beginning of period.........................            31,322,165               29,562,991
       Net income...........................................             1,256,022                1,419,369
       Cash dividends.......................................                     0                1,000,000
                                                                       -----------             ------------

       Balance, end of period...............................            32,578,187               29,982,360
                                                                       -----------             ------------
Accumulated other comprehensive income
       Balance, beginning of period.........................               836,250                  523,562
       Other comprehensive (loss) income....................              (236,167)                 124,551
                                                                       -----------             ------------

       Balance, end of period...............................               600,083                  648,113
                                                                       -----------             ------------

Unallocated common stock held by ESOP
       Balance, beginning of period.........................                     0                        0
       Issuance of 10,000 shares to ESOP....................              (500,000)                       0

       Balance, end of period...............................              (500,000)                       0
                                                                       -----------             ------------

Total stockholders' equity..................................           $40,979,725              $37,267,541
                                                                       ===========             ============

The accompanying notes are an integral part of these consolidated financial statements.

   O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
         AND SUBSIDIARY                                  CASH FLOWS
                                                         (Unaudited)
--------------------------------------------------------------------------------

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                            1999                        1998
                                                                            ----                        ----
Cash Flows from Operating Activities:
     Net income   ..........................................           $ 1,256,022                    $ 1,419,369
    Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization...................               160,933                        122,175
            Proceeds from sales of loans held
               for sale.....................................            21,652,278                     18,048,284
            Disbursements for loans held for sale...........           (22,180,604)                   (19,462,258)
            Net gain on sales of available-for-
               sale securities .............................                     0                         (2,674)
            Net gain on sales of  loans held for sale.......              (320,467)                      (330,411)
            Net amortization of investment premiums.........                42,203                         51,053
            Changes in operating assets and liabilities
               which (used) provided cash:
                  Accrued interest receivable...............              (155,093)                      (319,169)
                  Other assets..............................              (133,103)                      (273,780)
                  Other liabilities.........................               264,254                      1,831,124
                                                                    --------------                    -----------

Net cash provided by operating activities...................               586,423                      1,083,713
                                                                    --------------                    -----------

Cash Flows from Investing Activities:
      Available-for-sale securities:
         Proceeds from maturities...........................             2,660,987                      2,026,934
         Proceeds from sales................................                     0                        533,705
         Purchases..........................................            (1,387,552)                    (1,343,598)
      Net increase in loans held for investment.............            (6,861,298)                    (5,980,612)
      Purchases of premises and equipment...................            (1,004,958)                     ( 123,130)
                                                                    --------------                    -----------

Net cash used in investing activities.......................            (6,592,821)                    (4,886,701)
                                                                    --------------                    -----------

Cash Flows from Financing Activities:
      Net decrease in demand deposits, NOW
         accounts and savings deposits......................            (3,840,877)                      (456,985)
      Net increase in time deposits.........................            17,855,399                      5,195,454
      Net (decrease) increase in borrowed funds.............           (10,757,228)                       594,625
      Net increase in securities sold under agreements
         to repurchase......................................             1,395,739                        863,760
      Common stock dividends paid...........................                     0                     (1,000,000)
      Proceeds from sale of common stock....................               150,000                              0
                                                                    --------------                    -----------

Net cash provided by financing activities...................             4,803,033                      5,196,854
                                                                    --------------                    -----------

Net increase in cash and cash equivalents...................            (1,203,365)                     1,393,866

Cash and cash equivalents, beginning of period..............             8,939,918                      5,368,359
                                                                    --------------                    -----------

Cash and cash equivalents, end of period....................        $    7,736,553                    $ 6,762,225
                                                                    ==============                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31 1998.

     Effective February 1, 1999, the Corporation issued 28,775 shares of its common stock in exchange for all of the outstanding common stock of Dornbush Insurance Company, Inc. (DIA) based on a conversion ratio of .719475 shares of the Corporation's common stock, for a total value of $1,438,750. The merger has been accounted for as a pooling of interests. Accordingly, the Corporation's consolidated financial statements have been restated for all period prior to the business combination to include the combined financial results of O.A.K. Financial Corporation and DIA. DIA's results were immaterial prior to the merger.


NOTE 2 STOCKHOLDERS EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 2,009,056 for the three month period ending March 31, 1999 and 2,000,000 shares for the same period in 1998.

     In connection with the Corporation's 401(k) savings and profit-sharing plan, one-third of the Corporation's payment into the profit-sharing plan is to be paid in O.A.K. Corporation common stock pursuant to an employee stock ownership plan (ESOP) established on January 29, 1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a deduction of stockholder's equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the "Bank"). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. Following the close of business on January 31, 1999 the Corporation completed the merger of Dornbush Insurance Company Inc. (DIA) in a stock for stock transaction. Total assets of DIA were $ 359,873. The transaction was accounted for as a pooling-of-interests. Accordingly the assets, liabilities and stockholders' equity as reported by DIA prior to consummation, were combined with the assets, liabilities and stockholder's equity of the Corporation. Under the terms of the merger agreement, holders of DIA common stock received .719475 shares of O.A.K. Financial Corporation common stock, par value $1.00 per share, for each share of DIA common stock resulting in the issuance of 28,775 shares of the Corporation's common stock.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1998 annual report on Form 10-K and the audited financial statements and notes contained therein.

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

     Net income equaled $1,256,022 for the three months ending March 31, 1999, compared to $1,419,369 for the same period in 1998. This is a 11.51% decrease over the same period in 1998. Return on average equity was 12.71% for the three months ending March 31, 1999 and 15.55% for 1998. Return on average assets was 1.68% for the three months ending March 31, 1999 and 2.33% for the same period in 1998.


Table 1 Earnings Performance (in thousands, except per share data)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           1999                   1998
                                                           ----                   ----
Net income......................................          $ 1,256               $ 1,419
  Per share.....................................          $  0.63               $  0.70

Earnings ratios:
  Return on average assets......................             1.68%                 2.33%
  Return on average equity......................            12.71%                15.55%

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                                     Three Months ended March 31

                                                        1999                                               1998
                                      Average                            Yield/           Average                          Yield/
                                      Balance          Interest           Cost            Balance         Interest          Cost
Assets:
  Fed. funds sold                     $      14        $       0         4.75%           $      66        $      1         5.49%
Securities:
 Taxable                                 34,351              520         6.14%              41,256             649         6.38%
 Tax-exempt                              20,139              384         7.74%              19,196             377         7.96%
 Loans(1)(2)                            229,128            4,926         8.72%             173,396           3,962         9.27%
                                      ---------        ---------                         ---------        --------
 Total earning assets/ total interest
income                                  283,632            5,830         8.34%             233,914           4,989         8.65%
                                                       ---------                                          --------
 Cash and due from banks                  7,814                                              5,550
 Unrealized Gain                          1,173                                                989
 All other assets                        12,991                                              8,562
 Allowance for loan loss                 (2,883)                                            (2,552)
   Total assets:                       $302,727                                           $246,463
                                      =========                                          =========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/ NOW accounts          $  80,046              500         2.54%           $  65,385             477         2.96%
 Time                                   109,540            1,422         5.26%              95,855           1,359         5.75%
 Fed. Funds Purchased                    23,902              239         4.06%              12,249             142         4.71%
 Other Borrowed Money                    13,056              192         5.96%               8,615             130         6.13%
                                      ---------        ---------                         ---------        --------
 Total interest bearing
 liabilities/total interest expense     226,544            2,353         4.21%             182,104           2,108         4.69%
                                                       ---------                                          --------
 Noninterest bearing  deposits           33,689                                             25,196
 All other liabilities                    2,546                                              2,320
Stockholders' Equity:
 Unrealized Holding Gains                   773                                                653
Common Stock, Surplus,  Retained
Earnings                                 39,175                                             36,190
                                      ---------                                          ---------
 Total liabilities and
 stockholders' equity:                 $302,727                                           $246,463
                                      =========                                          =========
Interest spread                                            3,358         4.13%                               2,768         3.95%
Net interest income-FTE                                   $3,477                                            $2,881
                                                          ======                                          ========
Net Interest Margin as a Percentage of
Average Earning Assets                                                   4.97%                                             4.99%
                                                                         =====                                             =====

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees for the three months ended March 31, 1999 of $48,499 and $38,760 in 1998.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $596,000 to $3,477,000 for the three month period ended March 31, 1999, a 20.69% increase from the same period in 1998. The major factors for the increase in net interest income for the three months ended March 31, 1999 were non-interest bearing deposits averaged $8,493,000 higher in 1999 than in the same period in 1998, a 33.71% increase, and the loan portfolio balance averaged $55,732,000 higher in 1999 compared to 1998, a 32.14% increase. Earning assets averaged $49,718,000 higher, a 21.25% increase from the three month period ending March 31,1998; this volume change resulted in an additional $1,110,000 in FTE interest income. The asset growth for the three months ended March 31, 1999 was primarily funded by a 22.42% ( $14,661,000) increase in MMDA, savings and NOW accounts and a 14.28% increase ($13,685,000) in time deposits, and a $11,653,000 increase (95.13%) increase in Fed Funds Purchased, and a $8,493,000 increase (33.71%) in non-interest bearing deposits. For the three months ended March 31, 1999 the average FTE interest rate earned on assets decreased .31%, decreasing FTE interest income by $269,000. The major reason for the decrease was lower yields on the investment portfolio and the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .48%, decreasing interest expense by $207,000. The net difference between interest rates earned and paid was a $62,000 decrease in FTE net interest income.

     For the three months ended March 31, 1999 the net interest yield decreased .02% versus the same period in 1998. Management expects this trend to continue, the majority of the deposit growth for the remainder of 1999 is expected to be from time deposits which are a higher cost of funds than savings and NOW accounts, as a result the FTE net interest yield is expected to decrease somewhat in the next nine months.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                              Three Months Ended March 31,
                                                                 1999 Compared to 1998

                                                                       Amount of
                                                                  Increase/(Decrease)
                                                                    Due to Change in
                                             --------------------------------------------------------------
                                                                                           Total Amount
                                                                                                of
                                                                       Average              Increase/
                                                    Volume               Rate               (Decrease)
                                                    ------             -------              ----------
Interest Income
Federal funds sold.........................        $      (1)         $       0           $      (1)

  Securities:
    Taxable................................             (105)               (24)               (129)
    Tax Exempt.............................               18                (11)                  7
  Loans....................................            1,198               (234)                964
                                                   ---------          ----------          ---------
  Total interest income....................            1,110               (269)                841

Interest Expense

Interest bearing deposits
  Savings/Now accounts.....................               92                (69)                 23
  Time.....................................              178               (115)                 63
  Fed. Funds Purchased.....................              117                (20)                 97
  Other Borrowed Money.....................               65                 (3)                 62
                                                   ---------          ----------          ---------
  Total interest expense...................              452               (207)                245
                                                   ---------          ----------          ---------

Net Interest Income (FTE)                          $     658          $    ( 62)          $     596
                                                   =========          ==========          =========

Table 4 Noninterest Income (in thousands)

                                                                   Three Months ended March 31

                                                                    1999                  1998
                                                                   ------                -----
Service charges on deposit accounts.......................         $    157            $    130

Net gains on asset sales:
    Loans.................................................              320                 330
    Securities............................................                0                   3
Other.....................................................              428                 394
                                                                   --------            --------

     Total noninterest income.............................         $    905            $    857
                                                                   ========            ========

Noninterest Income

     Non-interest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale, gains from sales of loans to Federal Home Loan Mortgage Corporation (Freddie Mac) and commissions from insurance sales. The Corporation retains the servicing rights on sold (Freddie Mac) loans. Noninterest income increased $48,000 or 5.6% for the three month period ending March 31, 1999 versus 1998. The increase was due mainly to a $27,000 increase in service charge fees on deposit accounts.


Table 5 Noninterest Expense (in thousands)

                                                                   Three Months Ended March 31

                                                                   1999                   1998
                                                                  ------                 -----
Salaries and employee benefits...........................         $    1,361           $      828
Occupancy and equipment..................................                335                  281
FDIC assessment..........................................                  8                    7
Postage..................................................                 41                    5
Printing and supplies.................................                    72                   47
Marketing................................................                 91                   58
Michigan Single Business Tax.............................                 35                   59
Other....................................................                418                  286
                                                                  ----------           ----------

     Total noninterest expense...........................         $    2,361           $    1,571
                                                                  ==========           ==========

Noninterest Expense

     Non-interest expense increased $790,000 or 50.29% for the three month period ending March 31, 1999 versus 1998. The major factors for the increase were a $533,000 increase, or 64.37%, in salary and employee benefits, a $54,000 increase, 19.22%, in occupancy and equipment, a $36,000 increase, 720%, in postage expense, a $25,000 increase, 53.19%, in stationery, supplies and printing expense. The majority of these increases are all related to the three new branch locations that were opened in 1998 and the fourth branch opening in early 1999. Staffing the new branches and additional support at the corporate office for the new branches and growth from existing offices were the two major factors for the salary and employee benefit expense increase.

Table 6 Nonperforming Assets (in thousands)

                                                                              Three Months Ended March 31,

                                                                            1999                       1998
                                                                           ------                     -----
Nonaccrual loans................................................           $    350                   $    105
90 days or more past due & still accruing.......................                 89                         84
                                                                           --------                   --------

     Total Nonperforming Loans..................................                439                        189

Other real estate...............................................                116                          0
                                                                           --------                   --------

    Total Nonperforming Assets..................................           $    555                   $    189
                                                                           ========                   ========

Nonperforming loans as a percent of total loans.................               .19%                       .11%
Nonperforming assets as a percent of total loans................               .24%                       .11%
Nonperforming loans as a percent of the loan loss reserve.......             15.83%                       7.5%

Table 7 Loan Loss Experience (in thousands)

                                                                               Three Months Ended March 31

                                                                             1999                    1998
                                                                            ------                  ------
Loans:
   Average daily balance of loans for the period....................         $224,024                 $173,396
   Amount of loans outstanding at end of period.....................          228,824                  177,975
Allowance for loan losses:
   Balance at beginning of period...................................            2,879                    2,565
   Loans charged off:
      Commercial....................................................                0                       70
      Consumer......................................................              313                       45
                                                                            ---------               ----------
        Total charge-offs...........................................              313                      115
   Recoveries of loans previously charged off:
      Commercial....................................................                8                        6
      Consumer......................................................               50                       15
                                                                            ---------               ----------
         Total recoveries...........................................               58                       21
                                                                            ---------               ----------
   Net loans charged off............................................              255                       94
   Additions to allowance charged to operations                                   150                       50
                                                                            ---------               ----------
         Balance at end of period...................................        $   2,774               $    2,521
                                                                            =========               ==========

Ratios:
   Net loans charged off to avg loans outstanding...................             .11%                     .05%
   Allowance for loan losses to loans outstanding...................            1.21%                    1.42%

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                    Three Months Ended March 31

                                                                   1999                            1998
                                                       -------------------------      ------------------------
                                                         Average                       Average
                                                         Balance          Rate         Balance          Rate
                                                         -------          ----         -------          ----
Noninterest bearing demand.....................          $  33,689                     $  25,196
MMDA/Savings and NOW accounts..................             80,046        2.54%           65,385        2.96%
Time...........................................            109,540        5.26%           95.855        5.75%
                                                         ---------        -----        ---------        -----
    Total Deposits.............................          $ 223,275        3.49%        $ 186,436        3.99%
                                                         =========        =====        =========        =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of March 31, 1999:

                                                                            Amount
           Three months or less.......................................     $ 11,126
           Over 3 months through 6 months.............................          945
           Over 6 months through 1 year..............................        10,510
           Over 1 year................................................        1,498
                                                                           --------
                                                                           $ 24,079
                                                                           ========

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $6,115,000, 2.03% to $307,893,000 from December 31, 1998 to March 31, 1999. The significant changes were an increase in loans of $6,861,000, a 3.13% increase. Deposits increased $14,015,000, 6.45% to
$231,299,000; non-interest bearing deposits decreased $3,441,000 and interest bearing deposits increased $17,456,000. The Corporation expects deposits to increase through-out the remainder of the year. Borrowed funds increased $10,757,000.


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

     Cash and cash equivalents equaled 2.51% of total assets as of March 31, 1999 versus 2.96% as of December 31, 1998. For the three month period ending March 31, 1999, $586,000 in net cash was provided from operations, investing activities used $7,093,000, and financing activities provided $5,303,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $1,203,000 decrease in cash and cash equivalents during the three month period ending March 31, 1999.

     The Corporation's liquidity is considered adequate by management.

CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. For the three month period ending March 31, 1999 capital increased $1,198,000, which includes a $236,000 decrease of accumulated other comprehensive income.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 1999:


Table 9 Capital Resources (in thousands)

                                                 Regulatory Requirements
                                                                                                  March 31
                                                                                        -----------------------------
                                             Adequately              Well
                                            Capitalized          Capitalized              1999                 1998
                                            -----------          -----------              ----                 ----
Tier 1 capital........................                                                    $38,657             $35,910
Tier 2 capital.........................                                                     2,774               2,399
  Total qualifying  capital............                                                   $41,431             $38,309


Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                   12.85%              14.61%
Tier 1 risk-based capital..............          4%                   6%                   15.22%              18.72%
Total risk-based capital...............          8%                  10%                   16.32%              19.97%

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

     Coorporation management has developed and the Board of Directors has approved a comprehensive Year 2000 Compliance Plan. The Corporation has an internal task force to assess Year 2000 compliance by the Corporation, its vendors, and major commercial loan customers. In addition, the Bank asks commercial borrowers about Year 2000 compliance as part of the loan application and review process.

     To date, the Corporation has spent approximately $5,000 on Year 2000 compliance and expects to spend an additional $5,000 to complete this work.


     The Corporation presently anticipates that it will complete its Year 2000 assessment and remediation by December 31, 1999. However, there can be no assurance that the Corporation will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Corporation may be adversely affected by the inability of other businesses whose systems interact with the Corporation to become Year 2000 compliant.

     Although the Corporation expects its internal systems to be Year 2000 compliant as described above, the Corporation is in the process of preparing a contingency plan that will specify what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

     Management does not anticipate that the Corporation will incur material operating expenses or be required to invest heavily in computer system improvements  to be Year 2000  compliant.  Nevertheless,  the  inability  of the
Corporation to successfully address Year 2000 issues could result in interruptions in the Corporation's business and have a material adverse effect on the Corporation's results of operations.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.


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

     The Corporation's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Corporation has no market risk sensitive instruments held for trading purposes. Management believes the Corporation's market risk is reasonable at this time.

PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.



                          O.A.K. FINANCIAL CORPORATION



                          John A. Van Singel
                          (Chief Executive Officer)



                          Martin R. Braun
                          (Principal Accounting Officer)


DATE:     5/14/99

::ODMA\PCDOCS\GRR\293536\3