Form 10-Q
period 1999-06-30
O A K FINANCIAL CORP
filed 1999-08-16
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,041,775 shares of the Company's Common Stock ($1 par value) were outstanding as of August 13, 1999.

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

      O.A.K. FINANCIAL CORPORATION                CONSOLIDATED BALANCE SHEETS
            AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                  June 30, 1999      December 31, 1998
                                                                                   (Unaudited)
Cash and due from banks ...................................................      $    8,462,115       $    8,939,918
Available-for-sale securities - amortized cost of
   $53,742,911 - 1999 ($55,079,539 - 1998).................................          53,534,789           56,346,568
Loans receivable, net......................................................         237,432,660          219,188,824
Loans held for sale........................................................           3,497,347            4,679,962
Accrued interest receivable................................................           2,158,282            2,026,185
Premises and equipment, net................................................           9,238,913            7,186,364
Other assets...............................................................           3,617,455            3,409,984
                                                                                 --------------       --------------
Total assets...............................................................      $  317,941,561       $  301,777,805
                                                                                 ==============       ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing...........................................................      $  203,435,315       $  181,789,253
Noninterest bearing........................................................          34,133,364           35,495,158
                                                                                 --------------       --------------
Total deposits.............................................................         237,568,679          217,284,411

Borrowed funds.............................................................          14,474,347           27,995,284
Securities sold under agreements to repurchase.............................          22,690,979           14,373,304
Other liabilities..........................................................           2,661,709            2,342,868
                                                                                 --------------       --------------
Total liabilities..........................................................         277,395,714          261,995,867
                                                                                 --------------       --------------

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
   2,041,775 shares issued and outstanding (2,028,775 shares in 1998)                 2,041,775            2,028,775
Additional paid-in capital.................................................           6,259,680            5,622,680
Retained earnings..........................................................          32,881,752           31,294,233
Accumulated other comprehensive income (loss)..............................            (137,360)             836,250
Unallocated common stock held by ESOP......................................            (500,000)                   0
                                                                                 --------------       --------------
Total stockholders' equity.................................................          40,545,847           39,781,938
                                                                                 --------------       --------------
Total liabilities and stockholders' equity.................................      $  317,941,561       $  301,777,805
                                                                                 ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

    O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
           AND SUBSIDIARY                              (Unaudited)
--------------------------------------------------------------------------------

                                                                   Six  Months and Three Months ended June 30, 1999 and 1998
                                                                      Six Months                        Three Months
                                                               1999                1998            1999             1998
                                                               ----                ----            ----             ----
Interest income
   Loans  ...............................................   $10,130,200         $ 8,197,735     $5,214,979    $4,241,882
   Available-for-sale securities.........................     1,557,176           1,794,174        762,065       874,575
   Federal funds sold....................................        18,544               5,559         18,544         4,668
                                                            -----------         -----------    -----------    ----------

Total interest income....................................    11,705,920           9,997,468      5,995,588     5,121,125

Interest expense
   Deposits .............................................     3,994,085           3,715,201      2,072,188     1,879,801
   Borrowed funds........................................       510,280             351,982        208,842       169,923
   Securities sold under agreements to repurchase........       289,073             186,776        159,795        96,335
                                                            -----------         -----------    -----------    ----------

Total interest expense...................................     4,793,438           4,253,959      2,440,825     2,146,059
                                                            -----------         -----------    -----------    ----------

Net interest income......................................     6,912,482           5,743,509      3,554,763     2,975,066

Provision for loan losses................................       300,000             150,000        150,000       100,000
                                                            -----------         -----------    -----------    ----------
Net interest income after provision for
   loan losses...........................................     6,612,482           5,593,509      3,404,763     2,875,066
                                                            -----------         -----------    -----------    ----------
Noninterest income
   Service charges.......................................       341,562             269,453        184.470       139,255
   Net gain on sale of available-for-sale loans..........       436,467             685,778        116,000       355,366
   Loan servicing fees...................................        85,737              94,725         44,439        41,030
   Net gain on sale of available-for-sale securities.....       351,005              (5,646)       351,005        (8,320)
   Other  ...............................................       710,374             583,381        324,022       243,531
                                                            -----------         -----------    -----------    ----------

Total noninterest income.................................     1,925,145           1,627,691      1,019,936       770,862

Noninterest expenses
   Salaries and employee benefits.........................    2,911,267           1,970,961      1,550,106     1,143,368
   Occupancy..............................................      289,918             264,764        155,611       131,218
   Furniture and fixtures.................................      464,344             308,786        263,302       161,433
   Michigan single business tax...........................       90,625             102,680         55,545        44,080
    Printing and supplies.................................      130,670             126,077         58,700        78,672
   Other  ................................................    1,127,087             758,117        570,141       401,843
                                                            -----------         -----------    -----------    ----------

Total noninterest expenses................................    5,013,911           3,531,385      2,653,405     1,960,614
                                                            -----------         -----------    -----------    ----------

Income before federal income taxes........................    3,523,716           3,689,815      1,771,294     1,685,314

Federal income taxes......................................    1,049,102           1,065,534        552,702       480,402
                                                            -----------         -----------    -----------    ----------

Net income................................................  $ 2,474,614         $ 2,624,281    $ 1,218,592    $1,204,912
                                                            ===========         ===========    ===========    ==========

Net income per basic and diluted
       share of common stock .............................  $      1.21         $      1.29    $      0.60    $     0.59
                                                            ===========         ===========    ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                              COMPREHENSIVE INCOME
                                                        (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months and Three Months ended June 30, 1999 and 1998
                                                                       Six Months                             Three Months
                                                                 1999              1998                 1999              1998
                                                                 ----              ----                 ----              ----
Other comprehensive income before income taxes:
       Change in unrealized gain on
          available-for-sale securities..................   $(1,475,167)       $   245,364          $(1,117,338)       $   56,652

       Income tax benefit (expense) related to
          other comprehensive income.....................       501,557            (83,424)             379,895           (19,263)
                                                            -----------        -----------          -----------        ----------

Other comprehensive (loss) income........................      (973,610)           161,940             (737,443)           37,389

Net income                                                    2,474,614          2,624,281            1,218,592         1,204,912
                                                            -----------        -----------          -----------        ----------
Comprehensive income.....................................   $ 1,501,004        $ 2,786,221          $   481,149        $1,242,301
                                                            ===========        ===========          ===========        ==========







The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                           CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)
--------------------------------------------------------------------------------

                                                                             Six Months Ended June 30
                                                                           1999                    1998
                                                                           ----                    ----
Shares of common stock issued and outstanding
       Balance, beginning of period.........................          $ 2,028,775              $  1,014,388
       Issuance of common stock.............................               13,000                         0
       2 for 1 common stock split effected in the
          form of a dividend................................                    0                 1,014,387
                                                                     ------------              ------------
       Balance, end of period...............................            2,041,775                 2.028,775
                                                                     ============              ============

Common stock
       Balance, beginning of period.........................          $ 2,028,775              $  1,014,388
       Issuance of common stock.............................               13,000                         0
       2 for 1 common stock split effected in the
          form of a dividend................................                    0                 1,014,387
                                                                     ------------              ------------
       Balance, end of period...............................            2,041,775                 2,028,775
                                                                     ------------              ------------

Additional paid-in-capital..................................
       Balance, beginning of periods........................            5,622,680                 5,622,680
       Issuance of common stock.............................              637,000                         0
                                                                     ------------              ------------
       Balance, end of period...............................            6,259,680                 5,622,680
                                                                     ------------              ------------

Retained earnings
       Balance, beginning of period.........................           31,223,848                29,562,991
       Net income...........................................            2,474,614                 2,624,281
       2 for 1 common stock split effected in the
          form of a dividend................................                    0                (1,014,387)
       Cash dividends.......................................             (816,710)               (1,650,000)
                                                                     ------------              ------------
       Balance, end of period...............................           32,881,752                29,522,885
                                                                     ------------              ------------

Accumulated other comprehensive income
       Balance, beginning of period.........................              836,250                   523,562
       Other comprehensive (loss) income....................             (973,610)                  161,940
                                                                     ------------              ------------
       Balance, end of period...............................             (137,360)                  685,502
                                                                     ------------              ------------


Unallocated common stock held by ESOP
       Balance, beginning of period.........................                    0                         0
       Issuance of 10,000 shares to ESOP....................             (500,000)                        0
                                                                     ------------              ------------
       Balance, end of period...............................             (500,000)                        0
                                                                     ------------              ------------
Total stockholders' equity..................................         $ 40,545,847               $37,859,842
                                                                     ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                                   CASH FLOWS
                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                Six Months Ended June 30,
                                                                           1999                         1998
                                                                           ----                         ----
Cash Flows from Operating Activities:
     Net income   ..........................................          $ 2,474,614                    $ 2,624,281
    Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization...................              355,276                        239,983
            Proceeds from sales of loans held
               for sale.....................................           33,074,315                     37,624,827
            Disbursements for loans held for sale...........          (31,455,234)                   (38,662,435)
            Net gain on sales of available-for-
               sale securities .............................             (351,005)                         5,646
            Net gain on sales of  loans held for sale.......             (436,467)                      (685,778)
            Net amortization of investment premiums.........               96,744                        103,289
            Changes in operating assets and liabilities
               which (used) provided cash:
                  Accrued interest receivable...............             (132,097)                      (256,022)
                  Other assets..............................             (207,471)                      (509,626)
                  Other liabilities.........................              318,841                        432,029
                                                                      -----------                   ------------

Net cash provided by operating activities...................            3,737,516                        916,194
                                                                      -----------                   ------------
Cash Flows from Investing Activities:
      Available-for-sale securities:
         Proceeds from maturities...........................            6,746,422                      5,836,744
         Proceeds from sales................................            2,790,363                      2,009,298
         Purchases..........................................           (7,514,527)                    (2,735,750)
      Net increase in loans held for investment.............          (18,243,836)                   (16,996,152)
      Purchases of premises and equipment...................           (2,408,037)                     ( 552,894)
                                                                      -----------                   ------------

Net cash used in investing activities.......................          (18,629,615)                   (12,438,754)
                                                                      -----------                   ------------
Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW
         accounts and savings deposits......................            1,045,341                      8,507,797
      Net increase in time deposits.........................           19,238,927                      5,893,666
      Net (decrease) increase in borrowed funds.............          (13,520,937)                       742,844
      Net increase in securities sold under agreements
         to repurchase......................................            8,317,675                      2,930,946
      Common stock dividends paid...........................             (816,710)                    (1,650,000)
      Proceeds from sale of common stock....................              150,000                              0
                                                                      -----------                   ------------

Net cash provided by financing activities...................           14,414,296                     16,425,253
                                                                      -----------                   ------------

Net (decrease) increase in cash and cash equivalents........             (477,803)                     4,902,693

Cash and cash equivalents, beginning of period..............            8,939,918                      5,368,359
                                                                      -----------                   ------------
Cash and cash equivalents, end of period....................          $ 8,462,115                   $ 10,271,052
                                                                      ===========                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31 1998.

     Effective February 1, 1999, the Corporation issued 28,775 shares of its common stock in exchange for all of the outstanding common stock of Dornbush Insurance Company, Inc. (DIA) based on a conversion ratio of .719475 shares of the Corporation's common stock, for a total value of $1,438,750. The merger has been accounted for as a pooling of interests. Accordingly, the Corporation's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of O.A.K. Financial Corporation and DIA. DIA's results were immaterial prior to the merger.


NOTE 2 STOCKHOLDERS' EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted numbers of common shares outstanding were 2,039,814 for the six month period ended June 30, 1999 and 2,028,775 shares for the same period in 1998. The weighted numbers of common shares outstanding were 2,041,775 for the three month period ended June 30, 1999 and 2,028,775 shares for the same period in 1998.

     In connection with the Corporation's 401(k) savings and profit-sharing plan, one-third of the Corporation's payment into the profit-sharing plan is to be paid in O.A.K. Corporation common stock pursuant to an employee stock ownership plan (ESOP) established on January 29, 1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a reduction of stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the Bank). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. Following the close of business on January 31, 1999 the Corporation completed the merger of Dornbush Insurance Company Inc. (DIA) in a stock for stock transactions. Total assets of DIA were $ 359,873. The transaction was accounted for as a pooling-of-interests. Accordingly the assets, liabilities and stockholders' equity as reported by DIA prior to consummation, were combined with the assets, liabilities and stockholder's equity of the Corporation. Under the terms of the merger agreement, holders of DIA common stock received .719475 shares of O.A.K. Financial Corporation common stock , par value $1.00 per share, for each share of DIA common stock resulting in the issuance of 28,775 shares of the Corporation's common stock.

     The following is management's discussion and analysis of the factors that influenced O.A.K.Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1998 annual report on Form 10-K and the unaudited financial statements and notes contained therein.

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS

     Net income equaled $1,218,592 for the three months ended June 30, 1999, compared to $1,204,912 for the same period in 1998. This is a 1.14% increase over the same period in 1998. Net income for the six month period ended June 30, 1999 was $2,474,614, compared to $2,624,281 for the same period in 1998. This is a 5.70% decrease over the same period in 1998. Return on average equity was 12.12% for the three months ended June 30, 1999 and 12.86% for 1998. Return on average assets were 1.56% for the three months ended June 30, 1999 and 1.88% for 1998. Return on average equity was 12.44% for the six months ended June 30,1999 and 14.22% for 1998. Return on average assets were 1.62% for the six months ended June 30, 1999 and 2.10% for 1998.

Table 1 Earnings Performance (in thousands, except per share data)

                                                                     Six Months and Three Months Ended
                                                                          June 30, 1999 and 1998
                                                            Six Months                        Three Months
                                                   ------------------------------------------------------------
                                                       1999              1998           1999           1998
                                                       ----              ----           ----           ----
Net income......................................       $ 2,475         $ 2,624       $ 1,219        $ 1,205
  Per share.....................................       $  1.21         $  1.29       $  0.60        $  0.59

Earnings ratios:
  Return on average assets......................          1.62%           2.10%         1.56%          1.88%
  Return on average equity......................         12.44%          14.22%        12.12%         12.86%


NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                       Six Months and Three Months ended June 30
                                                                    (dollars in thousands)
                                                 Six Months                                            Three Months
                                       1999                       1998                       1999                        1998
                          Average             Yield/  Average            Yield/  Average             Yield/   Average         Yield/
                          Balance    Interest  Cost   Balance   Interest  Cost   Balance   Interest  Cost     Balance Interest  Cost
Assets:
  Fed. funds sold         $    702   $   19   5.33%  $    198   $    6   5.67%  $  1,383   $   18   5.24%   $    328  $    5   5.71%
Securities:
 Taxable                    33,731    1,029   6.15%    39,404    1,252   6.41%    33,117      509   6.17%     37,571     603   6.44%
 Tax-exempt                 19,800      738   7.51%    19,383      755   7.85%    19,466      353   7.28%     19,568     378   7.75%
 Loans(1)(2)               234,462   10,148   8.73%   179,737    8,212   9.21%   239,737    5,224   8.74%    186,008   4,266   9.20%
                          --------   ------          --------   ------          --------   ------           --------  ------
 Total earning assets/
 total interest income     288,695   11,934   8.34%   238,722   10,255   8.64%   293,703    6,104   8.34%    243,475   5,252   8.65%
                                     ------                     ------          --------   ------           --------  ------
 Cash and due from
  banks                      8,022                      5,887                      8,246                       6,242
 Unrealized Gain               969                        985                        768                         981
 All other assets           13,419                      8,823                     13,960                       9,026
 Allowance for loan loss    (2,852)                    (2,559)                    (2,822)                     (2,566)
   Total assets:          $308,253                   $251,858                   $313,855                    $257,158
                          ========                   ========                   ========                    ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/
   NOW accounts           $ 81,080    1,018   2.53%  $ 66,869      953   2.87%  $ 82,102      518   2.53%   $ 68,337     476   2.79%
 Time                      115,236    2,976   5.21%    97,497    2,762   5.71%   120,868    1,554   5.16%     99,121   1,404   5.68%
 Fed. Funds Purchased       21,601      418   3.90%    11,557      257   4.49%    19,326      179   3.71%     10,871     115   4.25%
 Other Borrowed Money       13,234      388   5.91%     9,748      282   5.83%    13,449      196   5.85%     10,570     151   5.73%
                          --------   ------          --------   ------          --------   ------           --------  ------
 Total interest bearing
   liabilities/total
   interest expense        231,151    4,800   4.19%   185,671    4,254   4.62%   235,745    2,447   4.16%    188,899   2,146   4.56%
                                     ------                     ------          --------                    --------
 Noninterest bearing
  deposits                  34,538                     26,786                     35,374                      28,359
 All other liabilities       2,461                      2,185                      2,394                       2,305
Stockholders' Equity:
 Unrealized Holding
  Gain/Loss                    638                        650                        504                         648
Common Stock,
Surplus,
Retained Earnings           39,465                     36,566                     39,838                      36,947
                          --------                   --------                   --------                    --------
 Total liabilities and
 stockholders' equity:    $308,253                   $251,858                   $313,855                    $257,158
                          ========                   ========                   ========                    ========
Interest spread                       6,912   4.15%              5,744   4.02%              3,555   4.18%              2,975   4.09%
Net interest income-FTE              $7,134                     $5,971                     $3,657                     $3,106
                                     ======                     ======                     ======                     ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                4.98%                      5.04%                      4.99%                      5.09%
                                              =====                      =====                      =====                      =====

(1) Non-accruing loans are not significant during the periods indicated , and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees for the six months ended June 30, 1999 of $90,448 and $84,758 in 1998. For the three months ended June 30, 1999 and 1998 the amounts were $41,949 and 45,998.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $551,000 to $3,657,000 for the three month period ended June 30, 1999, a 17.74% increase from the same period in 1998. The major reasons for the increase in net interest income for the three months ended June 30, 1999 were non-interest bearing deposits averaged $7,015,000 higher in 1999 than in the same period in 1998 and the loan portfolio balance averaged $53,729,000 higher in 1999 compared to 1998. Earning assets averaged $50,228,000, 20.63% higher for the three month period ended June 30, 1999 compared to 1998; this volume change resulted in an additional $1,113,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended June 30, 1999 was primarily funded by a 21.94% ($21,747,000) increase in time deposits average balance and a 77.78% ($8,455,000) increase in Fed Funds Purchased average balance and a 24.74% (7,015,000) increase in non-interest bearing deposits. For the three months ended June 30, 1999 the average FTE interest rate earned on assets decreased .31%, decreasing FTE interest income by $261,000. The major causes of the decrease were lower yields on the investment portfolio and the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .40%, decreasing interest expense by $186,000. The net difference between interest rates earned and paid was a $75,000 decrease in FTE net interest income. For the three months ended June 30, 1999 the net interest yield decreased .10% versus the same period in 1998 and management expects this trend to continue.

     For the six month period ended June 30, 1999 tax equivalent net interest income increased $1,163,000 to $7,134,000, a 19.48% increase from the same period in 1998. The major reasons for the increase in net interest income for the six months ended June 30, 1999 were noninterest bearing deposits averaged $7,752,000 higher in 1999 than in the same period in 1998 and the loan portfolio balance averaged $54,725,000 higher in 1999 compared to 1998. Earning assets averaged $49,973,000, a 20.93% increase for the six months ended June 30, 1999. The average FTE interest rate earned on assets decreased .30%, decreasing FTE interest income by $516,000 and the average rate paid on deposits, fed funds purchased and other borrowed money increased .43%, decreasing interest expense by $386,000. The difference between interest rates earned and paid was a $130,000 decrease in FTE net interest income. The net interest yield decreased
 .06% for the six month period ended June 30, 1999 versus the same the same period in 1998.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                          Six Months and Three Months Ended June 30,
                                                                     1999 Compared to 1998

                                                                           Amount of
                                                                      Increase/(Decrease)
                                                                       Due to Change in

                                                    Six Months                                 Three Months
                                                                     Total                                       Total
                                                                    Amount                                      Amount
                                                                      of                                          of
                                                      Average      Increase/                     Average       Increase/
                                         Volume        Rate       (Decrease)       Volume         Rate        (Decrease)
Interest Income
Federal funds sold.................     $     13     $      0      $      13      $      13     $       0      $      13

  Securities:
    Taxable........................         (173)         (50)          (223)           (69)          (25)           (94)
    Tax Exempt.....................           16          (33)           (17)            (2)          (23)           (25)
  Loans............................        2,369         (433)         1,936          1,171          (213)           958
                                        --------     --------      ---------      ---------     ---------      ---------
  Total interest income............        2,225         (516)         1,709          1,113          (261)           852

Interest Expense

Interest bearing deposits
  Savings/Now accounts.............          178         (113)            65             87           (45)            42
  Time.............................          458         (244)           214            280          (130)           150
  Fed. Funds Purchased.............          194          (33)           161             78           (14)            64
  Other Borrowed Money.............          102            4            106             42             3             45
                                        --------     --------      ---------      ---------     ---------      ---------
  Total interest expense...........          932         (386)           546            487          (186)           301
                                        --------     --------      ---------      ---------     ---------      ---------

Net Interest Income (FTE)..........     $  1,293     $   (130)     $   1,163      $     626     $     (75)     $     551
                                        ========     ========      =========      =========     =========      =========

Table 4 Noninterest Income (in thousands)

                                                              Six Months and Three Months ended June 30,
                                                                        1999 Compared to 1998

                                                                 Six Months                   Three Months
                                                             1999           1998           1999           1998
Service charges on deposit accounts...................      $     342      $     270      $     185      $     139

Net gains on asset sales:
    Loans.............................................            436            686            116            355
    Securities........................................            351            (6)            351             (8)
Other.................................................            796            678            368            285
                                                            ---------      ---------      ---------       --------
     Total noninterest income.........................      $   1,925      $   1,628      $   1,020        $   771
                                                            =========      =========      =========        =======

Noninterest Income

     Non-interest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Non-interest income increased $249,000 or 32% for the three month period ended June 30, 1999 versus 1998. The increase was due primarily to a $359,000 increase in gains on securities available-for-sale, and a $239,000 decrease on gains of real estate mortgage loan sales. For the six months ended June 30,1999 non-interest income increased $297,000, (18%). The increase was due primarily to a $357,000 increase in gains on securities available-for-sale, and a $250,000 decrease on gains of real estate mortgage loan sales.

Table 5 Noninterest Expense (in thousands)

                                                                Six Months and Three Months Ended June 30,
                                                                               1999 and 1998
                                                                 Six Months                        Three Months
                                                                ------------                      -------------
                                                            1999             1998             1999             1998
                                                           ------           ------           ------           -----
Salaries and employee benefits.....................      $     2,911      $     1,971      $     1,550      $     1,143
Occupancy and equipment............................              754              574              419              293
FDIC assessment....................................               15               14                8                7
Postage............................................               73               29               32               24
Printing and supplies..............................              131              126               59               79
Marketing..........................................              118              145               27               87
Michigan Single Business Tax.......................               91              103               56               79
Other..............................................              921              569              502              249
                                                         -----------      -----------      -----------      -----------
     Total noninterest expense.....................      $     5,014      $     3,531      $     2,653      $     1,961
                                                         ===========      ===========      ===========      ===========

Noninterest Expense

     Non-interest expense increased $541,000 (41%) for the three month period ended June 30, 1999 versus 1998. The major factors were a $407,000 increase
(36%) in salaries and employee benefits and a $126,000 increase (43%) in occupancy expense. The majority of these increases are all related to the four new branch locations that were opened in late 1998 and early 1999. Staffing the new branches and additional staffing support at the corporate office for the new branches and growth from existing branches were the two primary reasons for the salary and employee benefit expense increase. For the six month period ended June 30, 1999 non-interest expense increased $1,483,000 (42%)to $5,014,000 principally due to salaries and employee benefits expense which increased $940,000 (48%)to $2,911,000, a 180,000 (31%) increase in occupancy expenses and a $44,000 increase (152%) in postage expense for the six month period ended June 30, 1999 versus 1998.

Table 6 Nonperforming Assets (in thousands)

                                                                                    Six Months Ended
                                                                                  June 30, 1999 and 1998

                                                                                1999                   1998
                                                                               ------                 -----
Nonaccrual loans................................................              $     346              $     100
90 days or more past due & still accruing.......................                  3,108                     12
                                                                              ---------              ---------
     Total Nonperforming Loans..................................                  3,454                    112

Other real estate...............................................                    116                    105
                                                                              ---------              ---------
    Total Nonperforming Assets..................................              $   3,570              $     217
                                                                              =========              =========

Nonperforming loans as a percent of total loans.................                  1.44%                   .06%
Nonperforming assets as a percent of total loans................                  1.49%                   .11%
Nonperforming loans as a percent of the loan loss reserve.......                121.02%                  4.24%

Table 7 Loan Loss Experience (in thousands)

                                                                         Six Months and Three Months Ended
                                                                              June 30, 1999 and 1998
                                                                       Six Months                    Three Months
                                                                      ------------                  -------------
                                                                  1999            1998            1999            1998
                                                                 ------          ------          ------          -----
Loans:
   Average daily balance of loans for the period..........       $230,374        $179,737       $235,225        $186,008
   Amount of loans outstanding at end of period...........        240,303         189,092        240,303         189,092
Allowance for loan losses:
   Balance at beginning of period.........................          2,879           2,565          2,774           2,521
   Loans charged off:
      Commercial..........................................              0              70              0               0
      Consumer............................................            432              64            128              19
                                                                ---------       ---------       --------        --------
        Total charge-offs.................................            432             134            128              19
   Recoveries of loans previously charged off:
      Commercial..........................................             16              13              8               7
      Consumer............................................             41              45              0              30
                                                                ---------       ---------       --------        --------
         Total recoveries.................................             57              58              8              37
                                                                ---------       ---------       --------        --------
   Net loans charged off..................................            375              76            120             (18)
   Additions to allowance charged to operations                       350             150            200             100
                                                                ---------       ---------       --------        --------
         Balance at end of period.........................      $   2,854       $   2,639       $  2,854        $  2,639
                                                                =========       =========       ========        ========
Ratios:
   Net loans charged off to avg loans outstanding.........           .16%            .04%           .05%           -.01%
   Allowance for loan losses to loans outstanding.........          1.19%           1.40%          1.19%           1.40%

Loan Loss Experience

     Starting in the second quarter of 1998 the Bank aggressively targeted the indirect consumer loan market, primarily auto loans. The program has increased the consumer loan portfolio balance substantially and has raised the net charge off percentage. Management will continue to monitor the results and make changes to the program as needed.

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                     Six Months and Three Months Ended
                                                                           June 30, 1999 and 1998
                                                           Six Months                                     Three Months
                                                           ----------                                     ------------
                                                1999                    1998                    1999                    1998
                                               ------                  ------                  ------                  -----
                                        Average                 Average                 Average                 Average
                                        Balance      Rate       Balance       Rate      Balance      Rate       Balance      Rate
Noninterest bearing demand.........     $ 34,538                $ 26,786                $ 35,374                $ 28,359
MMDA/Savings and NOW accounts......       81,080     2.53%        66,869      2.87%       82,102     2.53%        68,337     2.79%
Time...............................      115,236     5.21%        97,497      5.71%      120,868     5.15%        99,121     5.68%
                                        --------     -----      --------      -----     --------     -----     ---------     -----
    Total Deposits.................     $230,854     3.49%      $191,152      3.92%     $238,344     3.53%      $195,817     3.89%
                                        ========     =====      ========      =====     ========     =====      ========     =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of June 30, 1999:

                                                                             Amount
           Three months or less.......................................       $ 13,262
           Over 3 months through 6 months.............................          4,762
           Over 6 months through 1 year..............................           5,302
           Over 1 year................................................          1,965
                                                                             --------
                                                                             $ 25,291
                                                                             ========

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $16,164,000 (5%) to $317,942,000 from December 31, 1998 to June 30, 1999. The significant changes were an increase in loans receivable, net of $18,244,000 (8%). Deposits increased $20,284,000 (9%) to $237,569,000, non-interest bearing deposits decreased $1,362,000 and interest bearing deposits increased $21,466,000. The Corporation expects deposits to increase through-out the remainder of the year. Borrowed funds decreased $13,521,000 (48%) and securities sold under agreements to repurchase increased $8,318,000 (58%).

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

     Cash and cash equivalents equaled 2.66% of total assets as of June 30, 1999 versus 2.96% as of December 31, 1998. For the six month period ended June 30, 1999, $3,738,000 in net cash was provided from operations, investing activities used $18,630,000, and financing activities provided $14,414,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $478,000 decrease in cash and cash equivalents during the six month period ended June 30, 1999.

     The Corporation's liquidity is considered adequate by management.

CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and net unrealized gain(loss) on available for sale securities. For the six month period ended June 30, 1999 capital increased $764,000, which includes a $137,000 unrealized loss on investment securities available for sale.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1999:


Table 9 Capital Resources (in thousands)

                                                                   As of June 30, 1999 and 1998
                                                 Regulatory Requirements

                                             Adequately              Well
                                            Capitalized          Capitalized               1999                 1998
                                            -----------          -----------               ----                 ----
Tier 1 capital........................                                                    $39,961             $36,461
Tier 2 capital.........................                                                     2,870               2,547
  Total qualifying  capital............                                                   $42,831             $39,008
                                                                                          =======             =======
Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                   12.77%              17.90%
Tier 1 risk-based capital..............          4%                   6%                   15.06%              19.15%
Total risk-based capital...............          8%                  10%                   16.14%              14.23%

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

     Corporation management has developed and the Board of Directors has approved a comprehensive Year 2000 Compliance Plan. The Corporation has an internal task force to assess Year 2000 compliance by the Corporation, its vendors, and major commercial loan customers. In addition, the Bank asks commercial borrowers about Year 2000 compliance as part of the loan application and review process.

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

     Management does not anticipate that theCorporation will incur material operating expenses or be required to invest heavily in computer system improvements  to be Year 2000  compliant.  Nevertheless,  the  inability  of the
Corporation to successfully address Year 2000 issues could result in interruptions in the Corporation's business and have a material adverse effect on the Corporation's results of operations.

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

PART II - OTHER INFORMATION


Item 4    Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Corporation was held on April 22, 1999. The following directors were elected at the annual meeting.


                                                        Votes
          Name                    Term Expires           For           Abstain
          ----                    ------------          -----          -------
          John A. Van Singel          2002            1,701,106        146,002
          Lois Smalligan              2002            1,698,782        148,326
          John Peterson               2000            1,440,861        406,247


          At the annual meeting the shareholders also approved the O.A.K. Financial Corporation 1999 Stock Compensation Plan. The vote was as follows:


            Votes             Votes
             For             Against           Abstain*
          ---------          -------           --------
          1,118,986          351,409           376,763


          At the annual meeting the shareholders also approved the O.A.K. Financial Corporation 1999 Directors' Stock Option Plan. The vote was as follow:

            Votes             Votes
             For             Against           Abstain*
          ---------          -------           --------
          1,085,190          617,688           126,666

          *Includes broker non-votes.


Item 6   Exhibits and Reports on 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.



                                  O.A.K. FINANCIAL CORPORATION


                                  /s John A. Van Singel
                                  John A. Van Singel
                                  (Chief Executive Officer)


                                  /s/ Martin R. Braun
                                  Martin R. Braun
                                  (Principal Accounting Officer)


DATE:     8/13/99

                                      -19-
::ODMA\PCDOCS\GRR\328982\1