Form 10-Q
period 1999-09-30
O A K FINANCIAL CORP
filed 1999-11-12
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

              2445 84th Street, S.W., Byron Center, Michigan 49315
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (616) 878-1591

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,041,775 shares of the Company's Common Stock ($1 par value) were outstanding as of November 12, 1999.

                                      INDEX
                                      -----



                                                                         Page
                                                                       Number(s)
                                                                       ---------
Part I.       Financial Information (unaudited):

              Item 1.
              Consolidated Financial Statements                              3-7
              Notes to Consolidated Financial Statements                       8

              Item 2.
              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9-18

              Item 3
              Quantitative and Qualitative Disclosures About Market Risk      18


Part II.      Other Information

              Item 6.
              Exhibits and Reports on Form 8-K                                19


Signatures                                                                    20

            O.A.K. FINANCIAL CORPORATION                                 CONSOLIDATED BALANCE SHEETS
                   AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

                                  ASSETS
                                                                               September 30, 1999    December 31, 1998
                                                                                   (Unaudited)
                                                                               ------------------    -----------------
Cash and due from banks ...................................................       $   9,135,802       $    8,939,918
Available-for-sale securities - amortized cost of
   $63,396,705 - 1999 ($55,079,539 - 1998).................................          62,774,683           56,346,568
Loans receivable, net......................................................         252,766,564          219,188,824
Loans held for sale........................................................           2,703,701            4,679,962
Accrued interest receivable................................................           2,463,941            2,026,185
Premises and equipment, net................................................          10,025,292            7,186,364
Other assets...............................................................           4,145,904            3,409,984
                                                                                  -------------       --------------

Total assets...............................................................       $ 344,015,887        $ 301,777,805
                                                                                  =============        =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing...........................................................       $ 208,429,501        $ 181,789,253
Noninterest bearing........................................................          36,107,213           35,495,158
                                                                                  -------------        -------------

Total deposits.............................................................         244,536,714          217,284,411

Borrowed funds.............................................................          30,065,057           27,995,284
Securities sold under agreements to repurchase.............................          25,846,671           14,373,304
Other liabilities..........................................................           2,160,673            2,342,868
                                                                                  -------------        -------------

Total liabilities..........................................................         302,609,115          261,995,867
                                                                                  -------------        -------------

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
   2,041,775 shares issued and outstanding (2,028,775 shares in 1998)                 2,041,775            2,028,775
Additional paid-in capital.................................................           6,259,680            5,622,680
Retained earnings..........................................................          34,015,851           31,294,233
Accumulated other comprehensive income (loss)..............................            (410,534)             836,250
Unallocated common stock held by ESOP......................................            (500,000)                   0
                                                                                  -------------        -------------

Total stockholders' equity.................................................          41,406,772           39,781,938
                                                                                  -------------        -------------

Total liabilities and stockholders' equity.................................       $ 344,015,887        $ 301,777,805
                                                                                  =============        =============


The accompanying notes are an integral part of these consolidated financial statements.



    O.A.K. FINANCIAL CORPORATION                                     CONSOLIDATED STATEMENTS OF INCOME
           AND SUBSIDIARY                                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                         Nine Months and Three Months ended September 30, 1999 and 1998

                                                                     Nine Months                      Three Months
                                                               ----------------------          -------------------------
                                                                1999            1998            1999               1998
                                                                ----            ----            ----               ----
Interest income
   Loans  ...............................................  $15,620,398    $  12,767,142      $5,490,198         $4,569,407
   Available-for-sale securities.........................    2,415,861        2,636,948         858,685            842,774
   Federal funds sold....................................       54,238           19,927          35,694             14,368
                                                            ----------     ------------       ---------          ---------
Total interest income....................................   18,090,497       15,424,017       6,384,577          5,426,549

Interest expense
   Deposits .............................................    6,142,247        5,647,703       2,148,162          1,932,502
   Borrowed funds........................................      758,949          563,351         248,669            211,369
   Securities sold under agreements to repurchase........      572,145          342,682         283,072            155,906
                                                            ----------     ------------       ---------          ---------

Total interest expense...................................    7,473,341        6,553,736       2,679,903          2,299,777
                                                            ----------     ------------       ---------          ---------

Net interest income......................................   10,617,156        8,870,281       3,704,674          3,126,772

Provision for loan losses................................      550,000          300,000         250,000            150,000
                                                            ----------     ------------       ---------          ---------

Net interest income after provision for
   loan losses...........................................   10,067,156        8,570,281       3,454,674          2,976,772
                                                            ----------     ------------       ---------          ---------

Noninterest income
   Service charges.......................................      551,262          416,835         209,700            147,382
   Net gain on sale of available-for-sale loans..........      508,795          912,361          72,328            226,583
   Loan servicing fees...................................      122,363          145,562          36,626             50,837
   Net gain (loss) on sale of available-for-sale
     securities..........................................      532,915           (5,646)        181,910                  0
   Other  ...............................................    1,108,238          861,990         397,864            278,609
                                                            ----------     ------------       ---------          ---------

Total noninterest income.................................    2,823,573        2,331,102         898,428            703,411

Noninterest expenses
   Salaries and employee benefits.........................   4,551,111        2,967,130       1,639,844            996,169
   Occupancy..............................................     510,217          460,606         178,554            195,842
   Furniture and fixtures.................................     656,815          477,620         234,216            168,834
   Michigan single business tax...........................     153,100          147,326          62,475             44,646
    Printing and supplies.................................     222,426          187,556          91,756             61,479
   Other  ................................................   1,732,379        1,337,378         605,292            579,261
                                                            ----------     ------------       ---------          ---------

Total noninterest expenses................................   7,826,048        5,577,616       2,812,137          2,046,231
                                                            ----------     ------------       ---------          ---------

Income before federal income taxes........................   5,064,681        5,323,767       1,540,965          1,633,952

Federal income taxes......................................   1,455,969        1,540,164         406,867            474,630
                                                            ----------     ------------       ---------          ---------

Net income................................................ $ 3,608,712    $   3,783,603      $1,134,098         $1,159,322
                                                            ==========     ============       =========          =========

Net income per basic and diluted
       share of common stock ............................. $      1.77    $        1.86      $     0.56         $     0.57
                                                            ==========     ============       =========          =========

The accompanying notes are an integral part of these consolidated financial statements.


O.A.K. FINANCIAL CORPORATION                                          CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                                    COMPREHENSIVE INCOME
                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                            Nine Months and Three Months ended September 30, 1999 and 1998

                                                                       Nine Months                       Three Months
                                                                 --------------------                    ------------
                                                                 1999            1998                 1999          1998
                                                                 ----            ----                 ----          ----
Other comprehensive income before income taxes:
       Change in unrealized gain on
          available-for-sale securities..................   $(1,889,050)       $   497,956       $ (830,145)      $  252,592

       Income tax benefit (expense) related to
          other comprehensive income.....................       642,266           (169,305)         282,249          (85,881)
                                                            -----------        -----------       ----------       ----------

Other comprehensive (loss) income........................    (1,246,784)           328,651         (547,896)         166,711

Net income...............................................     3,608,712          3,783,603        1,134,098        1,159,322
                                                            -----------        -----------       ----------       ----------
Comprehensive income.....................................   $ 2,361,928        $ 4,112,254       $  586,202       $1,326,033
                                                            ===========        ===========       ==========       ==========








The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                                         CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                             CHANGES IN STOCKHOLDERS' EQUITY
                                                                            (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                      Nine Months Ended September 30
                                                                -----------------------------------------
                                                                         1999                 1998
                                                                         ----                 ----
Shares of common stock issued and outstanding
       Balance, beginning of period.........................        2,028,775               1,014,388
       Issuance of common stock.............................           13,000                       0
       2 for 1 common stock split effected in the
          form of a dividend................................                0               1,014,387
                                                                  -----------            ------------

       Balance, end of period...............................        2,041,775               2,028,775
                                                                  ===========            ============

Common stock
       Balance, beginning of period.........................      $ 2,028,775            $  1,014,388
       Issuance of common stock.............................           13,000                       0
       2 for 1 common stock split effected in the
          form of a dividend................................                0               1,014,387
                                                                  -----------            ------------

       Balance, end of period...............................        2,041,775               2,028,775
                                                                  -----------            ------------

Additional paid-in-capital
       Balance, beginning of periods........................        5,622,680               5,622,680
       Issuance of common stock.............................          637,000                       0
                                                                  -----------            ------------

       Balance, end of period...............................        6,259,680               5,622,680
                                                                  -----------            ------------

Retained earnings
       Balance, beginning of period.........................       31,223,848              29,562,991
       Net income...........................................        3,608,712               3,783,603
       2 for 1 common stock split effected in the
          form of a dividend................................                0              (1,014,387)
       Cash dividends.......................................         (816,709)             (1,650,000)
                                                                  -----------            ------------

       Balance, end of period...............................       34,015,851              30,682,207
                                                                  -----------            ------------

Accumulated other comprehensive income (loss)
       Balance, beginning of period.........................          836,250                 523,562
       Other comprehensive (loss) income....................       (1,246,784)                328,651
                                                                  -----------            ------------

       Balance, end of period...............................         (410,534)                852,213
                                                                  -----------            ------------


Unallocated common stock held by ESOP
       Balance, beginning of period.........................                0                       0
       Issuance of 10,000 shares to ESOP....................         (500,000)                      0
                                                                  -----------            ------------

       Balance, end of period...............................         (500,000)                      0
                                                                  -----------            ------------

Total stockholders' equity..................................      $41,406,772            $ 39,185,875
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

O.A.K. FINANCIAL CORPORATION                                         CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                                        CASH FLOWS
                                                                             (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                     Nine Months Ended September 30,
                                                                  -----------------------------------
                                                                     1999                     1998
                                                                     ----                     ----
Cash Flows from Operating Activities:
     Net income   ..........................................     $ 3,608,712              $ 3,783,603
    Adjustments to reconcile net income to net
         cash provided by (used in)operating activities:
            Depreciation and amortization...................         567,404                  361,581
            Proceeds from sales of loans held
               for sale.....................................      40,485,673               48,587,394
            Disbursements for loans held for sale...........     (38,000,617)             (52,516,447)
            Net gain on sales of available-for-
               sale securities .............................        (532,915)                   5,646
            Net gain on sales of  loans held for sale.......        (508,795)                (912,361)
            Net amortization of investment premiums.........         141,571                  152,189
            Changes in operating assets and liabilities
               which (used) provided cash:
                  Accrued interest receivable...............        (437,756)                (444,604)
                  Other assets..............................        (735,920)                (640,484)
                  Other liabilities.........................        (182,195)                 732,721
                                                                 -----------              -----------

Net cash provided by (used in) operating activities.........       4,405,162                 (885,762)
                                                                 -----------              -----------

Cash Flows from Investing Activities:
      Available-for-sale securities:
         Proceeds from maturities...........................      10,588,243                8,174,825
         Proceeds from sales................................       2,780,456                2,009,298
         Purchases..........................................     (20,814,115)              (5,744,350)
      Net increase in loans held for investment.............     (33,577,740)             (33,046,302)
      Purchases of premises and equipment...................      (3,314,855)              (1,501,549)
                                                                 -----------              -----------

Net cash used in investing activities.......................     (44,338,011)             (30,108,078)
                                                                 -----------              -----------

Cash Flows from Financing Activities:
      Net increase in demand deposits, NOW
         accounts and savings deposits......................       4,543,001               17,284,297
      Net increase in time deposits.........................      22,709,301                6,513,311
      Net increase in borrowed funds........................       2,069,773                3,031,209
      Net increase in securities sold under agreements
         to repurchase......................................      11,473,367                7,129,513
      Common stock dividends paid...........................        (816,709)              (1,650,000)
      Proceeds from sale of common stock....................         150,000                        0
                                                                 -----------              -----------

Net cash provided by financing activities...................      40,128,733               32,308,330
                                                                 -----------              -----------

Net increase in cash and cash equivalents...................         195,884                1,314,490

Cash and cash equivalents, beginning of period..............       8,939,918                5,368,359
                                                                 -----------              -----------
Cash and cash equivalents, end of period....................     $ 9,135,802              $ 6,682,849
                                                                 ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31 1998.

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


NOTE 2 STOCKHOLDERS' EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted numbers of common shares outstanding were 2,037,207 for the nine month period ended September 30, 1999 and 2,028,775 shares for the same period in 1998. The weighted numbers of common shares outstanding were 2,041,775 for the three month period ended September 30, 1999 and 2,028,775 shares for the same period in 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the Bank). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. Following the close of business on January 31, 1999 the Corporation completed the merger of Dornbush Insurance Company Inc. (DIA) in a stock for stock transaction. Total assets of DIA were $359,873. The transaction was accounted for as a pooling-of-interests. Accordingly the assets, liabilities and stockholders' equity as reported by DIA prior to consummation, were combined with the assets, liabilities and stockholder's equity of the Corporation. Under the terms of the merger agreement, holders of DIA common stock received .719475 shares of O.A.K. Financial Corporation common stock , par value $1.00 per share, for each share of DIA common stock resulting in the issuance of 28,775 shares of the Corporation's common stock.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1998 annual report on Form 10-K and the financial statements and notes contained therein.

                 NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998

RESULTS OF OPERATIONS

     Net income equaled $1,134,098 for the three months ended September 30, 1999, compared to $1,159,322 for the same period in 1998. This is a 2.18% decrease over the same period in 1998. Net income for the nine month period ended September 30, 1999 was $3,608,712, compared to $3,783,603 for the same period in 1998. This is a 4.62% decrease over the same period in 1998. Returns on average equity were 10.99% for the three months ended September 30, 1999 and 11.96% for 1998. Returns on average assets were 1.34% for the three months ended September 30, 1999 and 1.68% for 1998. Returns on average equity were 11.87% for the nine months ended September 30,1999 and 13.45% for 1998. Returns on average assets were 1.52% for the nine months ended September 30, 1999 and 1.89% for 1998.

Table 1 Earnings Performance (in thousands, except per share data)


                                                                 Nine Months and Three Months Ended
                                                                    September 30, 1999 and 1998
                                                 ------------------------------------------------------------
                                                           Nine Months                    Three Months
                                                 -----------------------------      -------------------------
                                                       1999           1998              1999          1998
                                                       ----           ----              ----          ----
Net income......................................     $ 3,609        $ 3,784           $ 1,134       $ 1,159
  Per share.....................................     $  1.77        $  1.86           $  0.56       $  0.57

Earnings ratios:
  Return on average assets......................        1.52%          1.89%             1.34%         1.68%
  Return on average equity......................       11.87%         13.45%            10.99%        11.96%


NET INTEREST INCOME

         The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs
                                              Nine Months and Three Months ended September 30
                                                          (dollars in thousands)


                                                          Nine Months
                                -----------------------------------------------------------------
                                              1999                              1998
                                Average                 Yield/     Average               Yield/
                                Balance     Interest     Cost      Balance    Interest    Cost
                                -----------------------------------------------------------------
Assets:
  Fed. funds sold             $   1,433     $    54      5.06%   $    474      $   20     5.62%
Securities:
 Taxable                         35,297       1,619      6.13%     38,610       1,824     6.32%
 Tax-exempt                      20,169       1,112      7.37%     19,457       1,132     7.78%
 Loans(1)(2)                    239,956      15,647      8.72%    186,751      12,790     9.16%
                              ---------     -------               -------      ------
 Total earning assets/
 total interest income          296,855      18,432      8.30%    245,292      15,766     8.59%
                                            -------                            ------
 Cash and due from
  banks                           8,358                             6,338
 Unrealized Gain                    549                             1,003
 All other assets                14,211                             9,320
 Allowance for loan loss         (2,872)                           (2,608)
   Total assets:              $ 317,101                          $259,345
                               ========                          ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/
   NOW accounts               $  82,276       1,568      2.55%   $ 69,353       1,480     2.85%
 Time                           118,301       4,574      5.17%     98,207       4,168     5.67%
 Fed. Funds Purchased            24,734         748      4.04%     13,407         445     4.44%
 Other Borrowed Money            13,407         593      5.91%     10,554         461     5.84%
                              ---------     -------              --------      ------
 Total interest bearing
   liabilities/total
   interest expense             238,718       7,483      4.19%    191,521       6,554     4.58%
                                            -------                            ------
 Noninterest bearing
  deposits                       36,133                            27,944
 All other liabilities            2,369                             2,238
Stockholders' Equity:
 Unrealized Holding
  Gain/Loss                         361                               662
Common Stock,
Surplus,
Retained Earnings                39,520                            36,980
                              ---------                          --------
 Total liabilities and
 stockholders' equity:        $ 317,101                          $259,345
                              =========                          ========
Interest spread                              10,617      4.11%                  8,870     4.01%
Net interest income-FTE                     $10,949                            $9,212
                                            =======                            ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                           4.93%                            5.02%
                                                         ====                             ====

Table 2 Interest Yields and Costs
                                                  Nine Months and Three Months ended September 30
                                                              (dollars in thousands)


                                                                Three Months
                              ----------------------------------------------------------------------
                                            1999                                  1998
                              Average                 Yield/        Average               Yield/
                              Balance     Interest     Cost         Balance    Interest    Cost
                              ----------------------------------------------------------------------
Assets:
  Fed. funds sold            $  2,870    $    36      4.93%        $  1,017     $   14    5.64%
Securities:
 Taxable                       38,407        590      6.09%          37,021        572    6.13%
 Tax-exempt                    20,893        374      7.10%          19,603        377    7.62%
 Loans(1)(2)                  250,767      5,499      8.70%         200,549      4,578    9.06%
                             --------    -------                   --------     ------
 Total earning assets/
 total interest income        312,937      6,499      8.24%         258,190      5,541    8.51%
                             --------    -------                   --------     ------
 Cash and due from
  banks                         8,998                                 7,237
 Unrealized Gain                 (274)                                1,037
 All other assets              15,725                                10,283
 Allowance for loan loss       (2,909)                               (2,705)
   Total assets:             $334,477                              $274,042
                             ========                              ========
Liabilities and
 Stockholders' Equity:
Interest bearing deposits:
 MMDA, Savings/
   NOW accounts              $ 84,631        550      2.58%        $ 74,238        527    2.81%
 Time                         124,331      1,599      5.10%          99,605      1,406    5.60%
 Fed. Funds Purchased          30,897        330      4.24%          17,049        187    4.37%
 Other Borrowed Money          13,741        205      5.91%          12,162        180    5.87%
                             --------    -------                   --------     ------
 Total interest bearing
   liabilities/total
   interest expense           253,600      2,684      4.20%         203,054      2,300    4.50%
                             --------                              --------
 Noninterest bearing
  deposits                     39,217                                30,180
 All other liabilities          2,210                                 2,374
Stockholders' Equity:
 Unrealized Holding
  Gain/Loss                      (181)                                  685
Common Stock,
Surplus,
Retained Earnings              39,631                                37,749
                            ---------                              --------
 Total liabilities and
 stockholders' equity:       $334,477                              $274,042
                            =========                              ========
Interest spread                            3,705      4.04%                      3,127    4.01%
Net interest income-FTE                  $ 3,815                                $3,241
                                         =======                                ======
Net Interest Margin as a
Percentage of Average
Earning Assets                                        4.84%                               4.98%
                                                      ====                                ====
                                      -10-

( 1 ) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

( 2 ) Interest on loans includes net origination fees for the nine months ended September 30, 1999 of $139,955 and $135,968 in 1998. For the
          three months ended September 30, 1999 and 1998 the amounts were $49,507 and $51,210.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $574,000 to $3,815,000 for the three month period ended September 30, 1999, a 17.71% increase from the same period in 1998. The major factors for the increase in net interest income for the three months ended September 30, 1999 were non-interest bearing deposits averaged $9,037,000 higher in 1999 than in the same period in 1998 and the loan portfolio balance averaged $50,218,000 higher in 1999 compared to 1998. Earning assets averaged $54,747,000, 21.20% higher for the three month period ended September 30, 1999 compared to 1998; this volume change resulted in an additional $1,168,000 in FTE interest income. The asset growth for the three months ended September 30, 1999 was primarily funded by a 24.82% ($24,726,000) increase in time deposits average balance and a 81.22% ($13,848,000) increase in Fed Funds Purchased average balance and a 29.94% ($9,037,000) increase in non-interest bearing deposits. For the three months ended September 30, 1999 the average FTE interest rate earned on assets decreased .27%, decreasing FTE interest income by $210,000. The major reason for the decrease was lower yields on the investment portfolio and the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .30%, decreasing interest expense by $174,000. The net difference between interest rates earned and paid was a $36,000 decrease in FTE net interest income. For the three months ended September 30, 1999 the net interest yield decreased .14% versus the same period in 1998; management expects this trend to continue. The Corporation is benefiting from current mergers and acquisitions of other financial institutions in its market area. For the nine month period ended September 30, 1999 tax equivalent net interest income increased $1,737,000 to $10,949,000, a 18.86% increase from the same period in 1998. The major factors for the increase in net interest income for the nine months ended September 30, 1999 were noninterest bearing deposits averaged $8,189,000 higher in 1999 than in the same period in 1998 and the loan portfolio balance averaged $53,205,000 higher in 1999 compared to 1998. Earning assets averaged $51,563,000, a 21.02% increase for the nine months ended September 30, 1999. The average FTE interest rate earned on assets decreased .29%, decreasing FTE interest income by $727,000 and the average rate paid on deposits, fed funds purchased and other borrowed money decreased .39%, decreasing interest expense by $562,000. The difference between interest rates earned and paid was a $165,000 decrease in FTE net interest income. The net interest yield decreased .09% for the nine month period ended September 30, 1999 versus the same period in 1998.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                       Nine Months and Three Months Ended September 30,
                                                                     1999 Compared to 1998

                                                                           Amount of
                                                                      Increase/(Decrease)
                                                                       Due to Change in
                                        ---------------------------------------------------------------------------




                                                    Nine Months                            Three Months
                                        -------------------------------------   ------------------------------------
                                                                     Total                               Total
                                                                    Amount                               Amount
                                                                      of                                  of
                                                     Average       Increase/               Average     Increase/
                                        Volume         Rate       (Decrease)    Volume      Rate      (Decrease)
                                        ------       -------      ----------    ------     -------    ----------
Interest Income
Federal funds sold.................     $   36       $   (2)      $    34       $   23     $   (1)    $    22

  Securities:
    Taxable........................       (152)         (53)         (205)          21         (3)         18
    Tax Exempt.....................         39          (59)          (20)          23        (26)         (3)
  Loans............................      3,470         (613)        2,857        1,101       (180)        921
                                        ------       ------       -------       ------     ------     -------

  Total interest income............      3,393         (727)        2,666        1,168       (210)        958

Interest Expense

Interest bearing deposits
  Savings/Now accounts.............        246         (158)           88           68        (45)         23
  Time.............................        777         (371)          406          318       (125)        193
  Fed. Funds Purchased.............        342          (39)          303          148         (5)        143
  Other Borrowed Money.............        126            6           132           24          1          25
                                        ------       ------       -------       ------     ------     -------
  Total interest expense...........      1,491         (562)          929          558       (174)        384
                                        ------       ------       -------       ------     ------     -------

Net Interest Income (FTE)..........    $ 1,902       $ (165)      $ 1,737       $  610     $  (36)    $   574
                                       =======       ======       =======       ======     =======    =======

Table 4 Noninterest Income (in thousands)


                                                           Nine Months and Three Months ended September 30,
                                                                        1999 Compared to 1998

                                                                Nine Months               Three Months
                                                           --------------------       ------------------
                                                              1999       1998            1999      1998
                                                            --------   --------        --------  --------
Service charges on deposit accounts.................        $    551   $    417        $    210  $    147

Net gains on asset sales:
    Loans...........................................             509        912              72       227
    Securities......................................             533         (6)            182         0
Other...............................................           1,231      1,008             434       329
                                                            --------    -------        --------  --------

     Total noninterest income.......................        $  2,824    $ 2,331        $    898  $    703
                                                            ========    =======        ========  ========

Noninterest Income

         Non-interest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Non-interest income increased $195,000 or (28%) for the three month period ended September 30, 1999 versus 1998. The increase was due primarily to a $182,000 increase in gains of securities available-for-sale, other miscellaneous income increased $105,000 for the three month period ended September 30, 1999 versus 1998, and a $155,000 decrease on gains of real estate mortgage loan sales. For the nine months ended September 30,1999 non-interest income increased $493,000, (21%). The increase was due primarily to a $539,000 increase in gains of securities available-for-sale, other miscellaneous income increased $223,000 and a $403,000 decrease on gains of real estate mortgage loan sales.

Table 5 Noninterest Expense (in thousands)

                                                        Nine Months and Three Months Ended September 30,
                                                                            1999 and 1998
                                                               Nine Months                 Three Months
                                                              -------------          ---------------------
                                                           1999           1998          1999          1998
                                                         --------       --------      --------      --------
Salaries and employee benefits.....................     $   4,551       $  2,967      $  1,640      $    996
Occupancy and equipment............................         1,167            938           413           365
FDIC assessment....................................            23             21             8             7
Postage............................................           111             64            38            35
Printing and supplies...........................              222            188            92            61
Marketing..........................................           255            246           105            70
Michigan Single Business Tax.......................           153            147            62            45
Other..............................................         1,344          1,007           454           467
                                                        ---------       --------      --------      --------

     Total noninterest expense.....................     $   7,826       $  5,578      $  2,812      $  2,046
                                                        =========       ========      ========      ========

Noninterest Expense

     Non-interest expense increased $766,000 (37%) for the three month period ended September 30, 1999 versus 1998. The major factors were a $644,000 increase (65%) in salaries and employee benefits and a $48,000 increase (13%) in occupancy expense. The majority of these increases are all related to the four new branch locations that were opened in late 1998 and early 1999. Staffing the new branches and additional support at the corporate office for the new branches and growth from existing branches were the two primary factors for the salary and employee benefit expense increase. For the nine month period ended September 30, 1999 non-interest expense increased $2,248,000 (40%)to $7,826,000 principally due to salaries and employee benefits expense which increased $1,584,000 (53%)to $4,551,000, a $229,000 (24%) increase in occupancy expenses and a $47,000 increase (73%) in postage expense for the nine month period ended September 30, 1999 versus 1998.

Table 6 Nonperforming Assets (in thousands)

                                                                            Nine Months Ended
                                                                     September 30, 1999 and 1998

                                                                          1999             1998
                                                                        --------         --------
Nonaccrual loans................................................        $    342         $    100
90 days or more past due & still accruing.......................           3,109              103
                                                                        --------         --------

     Total Nonperforming Loans..................................           3,451              203

Other real estate...............................................             116                0
                                                                        --------         --------

    Total Nonperforming Assets..................................        $  3,567         $    203
                                                                        ========         ========

Nonperforming loans as a percent of total loans.................            1.35%             .10%
Nonperforming assets as a percent of total loans................            1.39%             .10%
Nonperforming loans as a percent of the loan loss reserve.......          112.67%            7.23%

     The September 30, 1999 nonperforming percentages are lower than for the quarter ended June 30, 1999. Management is aggressively working on the nonperforming loans.

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans which have been in-substance foreclosed, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. $3,109,000 of the nonperforming assets consist of two commercial real estate loans that are delinquent but the Bank is fully collateralized, a slightly larger than normal reserve portion has been allocated to those specific assets, and the Bank expects to collect all principal and interest owed on the larger of the two, before December 31, 1999, and to have the delinquency fully resolved on the other by then.

Table 7 Loan Loss Experience (in thousands)


                                                                        Nine Months and Three Months Ended
                                                                            September 30, 1999 and 1998
                                                                       Nine Months               Three Months
                                                                  --------------------      -------------------
                                                                    1999        1998         1999       1998
                                                                  --------    --------      -------   --------
Loans:
   Average daily balance of loans for the period..........        $239,927    $186,751     $250,737   $200,549
   Amount of loans outstanding at end of period...........         255,830     208,429      255,830    208,429
Allowance for loan losses:
   Balance at beginning of period.........................           2,879       2,565        2,854      2,639
   Loans charged off:
      Commercial..........................................               0          73            0          3
      Consumer............................................             449          72           17          8
                                                                  --------    --------     --------   --------
        Total charge-offs.................................             449         145           17         11
   Recoveries of loans previously charged off:
      Commercial..........................................              19          18            3          5
      Consumer............................................              64          70           23         25
                                                                  --------    --------     --------   --------
         Total recoveries.................................              83          88           26         30
                                                                  --------    --------     --------   --------
   Net loans charged off (recovered)......................             366          57           (9)       (19)
   Additions to allowance charged to operations                        550         300          200        150
                                                                  --------    --------     --------   --------
         Balance at end of period.........................        $  3,063    $  2,808     $  3,063     $2,808
                                                                  ========    ========     ========   ========

Ratios:
   Net loans charged off to avg loans outstanding.........            .15%         .03%        -.00%      .01%
   Allowance for loan losses to loans outstanding.........           1.20%        1.35%        1.20%     1.35%

Loan Loss Experience

     Starting in the 2nd quarter of 1998 the Bank aggressively targeted the indirect consumer loan market, primarily auto loans. The program has increased the consumer loan portfolio balance substantially and has raised the net charge off percentage. For the three month period ended September 30, 1999, there were net recoveries of $9,000. Current net charge off percentages are below peer group comparisons. Management will continue to monitor the results and make changes to the program as needed.


Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:


                                                                 Nine Months and Three Months Ended
                                                                     September 30, 1999 and 1998

                                                        Nine Months                               Three Months
                                                        -----------                               ------------
                                                1999                  1998                1999                1998
                                           ---------------      --------------       --------------     ----------------

                                           Average              Average              Average            Average
                                           Balance    Rate      Balance   Rate       Balance   Rate     Balance     Rate
                                           --------   ----      --------  ----      --------   ----     --------    ----
Noninterest bearing demand..............   $ 36,133             $ 27,944            $ 39,217            $ 30,180
MMDA/Savings and NOW accounts...........     82,276   2.55%       69,353  2.85%       84,631   2.58%      74,238    2.81%
Time....................................    118,301   5.17%       98,207  5.67%      124,331   5.10%      99,605    5.60%
                                           --------   -----     --------  ----      --------   ----     --------    -----
    Total Deposits......................   $236,710   3.47%     $195,504  3.86%     $248,179   3.44%    $204,023    3.76%
                                           ========   =====     ========  ====      ========   ====     ========    =====


     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of September 30, 1999:


                                                                       Amount
                                                                       ------
      Three months or less.......................................      $15,381
      Over 3 months through 6 months.............................        4,485
      Over 6 months through 1 year..............................         3,477
      Over 1 year................................................        2,690
                                                                       -------
                                                                       $26,033
                                                                       =======

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $42,238,000 (14%) to $344,016,000 from December 31, 1998 to September 30, 1999. The significant changes were an increase in loans receivable, net of $33,578,000 (15%). Deposits increased $27,252,000 (13%) to $244,537,000, non-interest bearing deposits increased $612,000 and interest bearing deposits increased $26,640,000. The Corporation expects deposits to increase through-out the remainder of the year. Borrowed funds increased $2,070,000 (7%) and securities sold under agreements to repurchase increased $11,473,000 (80%).


LIQUIDITY

     Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends and to invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits, securities sold under agreements to repurchase and the issuance of common stock.

     Cash and cash equivalents equaled 2.66% of total assets as of September 30, 1999 versus 2.96% as of December 31, 1998. For the nine month period ended September 30, 1999, $4,405,000 in net cash was provided from operations, investing activities used $44,338,000, and financing activities provided $40,129,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $196,000 increase in cash and cash equivalents during the nine month period ended September 30, 1999.

     The Corporation's liquidity is considered adequate by management.


CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income or loss. For the nine month period ended September 30, 1999 capital increased $1,625,000, which includes a $411,000 unrealized loss on available-for-sale investment securities.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1999:

Table 9 Capital Resources (in thousands)

                                                                 As of September 30, 1999 and 1998
                                                 Regulatory Requirements
                                             Adequately              Well
                                            Capitalized          Capitalized              1999                 1998
                                            -----------          -----------              ----                 ----
Tier 1 capital........................                                                   $41,108              $37,624
Tier 2 capital.........................                                                    3,063                2,793
Total qualifying  capital............                                                    $44,171              $40,417
                                                                                         =======              =======

Ratio of equity to total assets
Tier 1 leverage ratio..................          4%                   5%                   12.31%               13.76%
Tier 1 risk-based capital..............          4%                   6%                   14.49%               16.84%
Total risk-based capital...............          8%                  10%                   15.57%               18.09%

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

     Corporation management has developed, and the Board of Directors has approved, a comprehensive Year 2000 Compliance Plan. The Corporation has an internal task force to assess Year 2000 compliance by the Corporation, its vendors, and major commercial loan customers. In addition, the Bank asks commercial borrowers about Year 2000 compliance as part of the loan application and review process.

     To date, the Corporation has spent approximately $25,000 on Year 2000 compliance and does not expect to spend any significant additional amounts to complete this work.

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

PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b)      Reports on Form 8K - None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.



                                                   O.A.K. FINANCIAL CORPORATION


                                                   //s/ John A. Van Singel
                                                   John A. Van Singel
                                                   (Chief Executive Officer)


                                                   //s// Martin R. Braun
                                                   Martin R. Braun
                                                  (Principal Accounting Officer)


DATE:     11/12/99