Form 10-K
period 1999-12-31
O A K FINANCIAL CORP
filed 2000-03-22
CIK 1038459

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on a per share price of $55.75 as of March 1, 2000, was approximately $113,829,179 (common stock, $1.00 par value). As of March 1, 2000, there were outstanding 2,041,775 shares of the Company's Common Stock ($1.00 par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 are incorporated by reference into Part III of this report.

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

     The Bank was originally organized in 1921 as a Michigan banking corporation. As of December 31, 1999, the Bank had approximately 159 full-time and part-time employees. None of the Bank's employees are subject to collective bargaining agreements. The Company does not directly employ any personnel. The principal executive offices of the Company and the Bank are located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank's main office is located in Byron Center and it serves othe communities with branch offices in Allendale, Dorr, Grand Rapids, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland. The Bank's offices are located in Kent County, Ottawa County and the northern portion of Allegan County.

     The area in which the Bank's offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing urban population as the Grand Rapids Metropolitan Area expands south and west. The populations of the cities in which the Banks offices are located are approximately as follows: Byron Center - 1,000; Dorr - 1,450; Grand Rapids - 189,125; Grandville - 16,500; Hudsonville - 6,170; Jamestown - 300; Moline - 800; Hamilton - 600; Zeeland - 6,000; Allendale - 9,600.

     The Bank also owns a subsidiary, O.A.K. Financial Services, which is responsible for mutual fund products and securities brokerage services and also offers retirement planning services and provides investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency which was acquired February 1, 1999. Dornbush Insurance Agency sells property and casualty, life, disability and long-term care insurance products.

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

     The Bank's deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 1999, the Bank's certificates of deposits of $100,000 or more constituted approximately 13% of total deposit liabilities. The Bank's deposits originate primarily from its service area, and the Bank does, on a very limited basis, obtain large deposits from outside this area.

     The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 75.5% and 74.1% of total revenues for the years ended December 31, 1999, and December 31, 1998, respectively. Interest on investment securities, including short-term investments, restricted investments and federal funds sold, constituted approximately 11.9% and 14.7% of total revenues in 1999 and 1998. Revenues were also generated from deposit service charges, sales of loans and securities and other financial service fees.

     The Bank provides real estate, consumer and commercial loans to customers in its market. Eighty percent (80%) of the Bank's loan portfolio is held in fixed rate loans as of December 31, 1999. Most of these loans, approximately 86.6%, mature within five years of issuance. Approximately $30,805,000 of loans (or 10.7% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Of the Bank's interest-bearing deposits,

41.4% are held in savings, NOW and MMDAs, all of which are variable rate products. Of the $126,125,000 in certificates, approximately $96,124,000 mature within one year, with the balance maturing within a five year period.

     Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant's capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved within the limits of each lending officer's authority. Loan requests in excess of $1,000,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for review and approval.

     As described in more detail in Table 20 on page 30, the Bank's ratio of rate sensitive assets to rate sensitive liabilities as of December 31, 1999, was a 17% positive gap, compared to a 20 % positive gap at December 31, 1998. As indicated on page 30, the entire balance of savings, NOW, and MMDAs are not categorized as 0 to 3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experiences.

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

Bank Competition

     The Bank has ten offices, one within each of the communities it serves. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Comerica Bank, Bank One, Old Kent Bank, Ameribank, Flagstar Bank, National City Bank, Huntington Bank, Michigan National Bank and United Bank of Michigan. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company, with the exception of United Bank of Michigan. Based on deposit information as of June 30, 1999, the Bank holds approximately 2.7% of deposits in the Kent County market, 2.2% of deposits in the Ottawa County market, and 6.6% of the deposits in the Allegan County market. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

     The financial services industry continues to be increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs and the types and quality of services provided.

The deregulation of the financial service industry has led to increased competition among banks and other financial institutions for a significant portion of funds which have traditionally been deposited with commercial banks. Competition within the Bank's markets has been relatively stable within the past several years. However, with the enactment of recent legislation discussed under the caption "Supervision and Regulation" and the increased use of internet banking, it is expected that competition may become more intense. Management continues to evaluate the opportunities for the expansion of products and services, such as trust services, and additional branching opportunities.

Growth of Bank

     The following table sets forth certain financial information regarding the growth of the Bank (and accordingly, excludes holding company data):

                                                                        Balances as of December 31,
                                                  ------------------------------------------------------------------------
                                                                              (in thousands)
                                                    1999            1998           1997            1996             1995
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                      $375,741       $299,882       $241,283         $216,755         $210,307
Loans, Net of Unearned Income                      288,330        222,133        168,953           45,069          142,813
Securities                                          62,818         54,734         59,988           57,302           56,702
Noninterest-Bearing Deposits                        40,352         35,919         26,459           23,807           19,211
Interest-Bearing Deposits                          215,160        181,789        158,244          146,442          150,807
Total Deposits                                     255,512        217,708        184,703          170,249          170,018
Stockholders' Equity                                39,655         37,983         35,107           34,744           31,979
==========================================================================================================================

     The Main Office in Byron Center began in a small 600 square foot building in 1921. It was expanded to 1,100 square feet in 1954. In 1965 the Bank moved next door to a new 10,000 square foot building. In 1987 construction of another new building of 30,000 square feet was begun. The Main Office moved to this facility in 1988 and currently occupies this space. In 1999 the Main Office added an 8,000 square foot addition to its facility. The Bank's first branch was opened in 1963 when the bank refitted an old bank building in Jamestown. The building was once a bank which closed during the Great Depression. The Bank's next branch was opened in Cutlerville in 1972. The original 2,500 square foot building was expanded with a 1,000 square foot addition in 1987. The Bank's Dorr office was opened in 1986 at the site of the Hillcrest Mall. It is a 2,500 square foot facility with a 2,500 square foot storage basement. In 1991, the Bank opened its branch in Hudsonville. The Bank maximized this sit for future expansion with a 10,000 square foot building. The Bank occupies 2,500 square feet while the remainder is rented to various office use tenants. During 1995, the Bank purchased and remodeled a former bank branch in Grandville. Also, the same year, the Bank purchased from National City Bank a building and the deposits of its Moline branch. Currently, the Bank operates three off-site ATMs.

     The Bank opened three new branches in 1998 at 10500 Chicago Drive in Zeeland, Michigan, 6163 Lake Michigan Drive in Allendale, Michigan and 4601 134th Avenue, Suite C in Hamilton, Michigan. All of these facilities were initially leased. In February 1999, the Kentwood, Michigan branch was opened for business in a former bank building purchased from National City Bank. In August 1999, the Bank's Allendale branch was completed and opened at 5980 Lake Michigan Drive in Allendale in a 10,000 squar foot building owned by the Bank with the Bank occupying 2,500 square feet and the remainder to be used for rental to office use tenants. In December 1999, the Bank moved its Hamilton Branch to a newly completed 3,600 square foot facility owned by the Bank at 3614 M-40, Hamilton, Michigan.

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

Recent Legislation

     The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act modifies many of the principal federal laws which regulate financial institutions and sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

     Effective March 11, 2000, new opportunities became available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, were not permitted. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depositary financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

     Second, the GLB Act also provides that a national bank (and a state bank, so long as otherwise allowable under its state's law), which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary ("FS"). The GLB Act authorizes FSs to engage in many (but not all) of the activities that FHCs are authorized to engage in. In order to be eligible to own a FS, a bank must satisfy the three requirements noted above, plus several additional requirements.

     The GLB Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the GLB Act requires financial institutions to annually adopt and disseminate a privacy policy and prohibits financial institutions from disclosing certain customer information to "non-affiliated third parties" for certain uses. All financial institutions, regardless of whether they elect to utilize FHCs or FSs, are subject to the GLB Act's privacy provisions. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information. In addition to its privacy provisions, the GLB Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize FHCs or FSs.

     The Company believes that the GLB Act could significantly increase competition in its business and is evaluating the desirability of electing to become a FHC. The Company believes that it is qualified to elect FHC status but has not yet decided to do so.

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

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securitie trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

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

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1999, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. For 1999, the Bank paid $31,989 in BIF insurance assessments, representing a premium of .01%.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily durin the hearing process for a permanent termination of insurance if the institution has no tangible capital.

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

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

                                           Total                  Tier 1
                                           Risk-Based             Risk-Based
                                           Capital Ratio          Capital Ratio           Leverage Ratio
                                           -------------          -------------           --------------
Well capitalized                           10% or above           6% or above             5% or above
Adequately capitalized                      8% or above           4% or above             4% or above
Undercapitalized                           Less than 8%           Less than 4%            Less than 4%
Significantly undercapitalized             Less than 6%           Less than 3%            Less than 3%
Critically undercapitalized                     --                     --                 A ratio of tangible
                                                                                          equity to total assets
                                                                                          of 2% or less

     As of December 31, 1999, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

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

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

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

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of th assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

Item 2.  Properties.

     The Bank operates from eleven facilities, located in seven communities, in Kent, Ottawa and Allegan Counties, Michigan. The Bank's main office is located at 2445 84th Street, S.W., Byron Center, Michigan. This facility is a two story 30,000 square foot building constructed in 1988 with an 8,000 square foot two story addition completed in 1999 and is owned by the Bank. The Bank's branch offices in Allendale, Dorr, Grand Rapids, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland ar all single story facilities ranging in size from 1,100 square feet to 10,000 square feet. The Bank owns its branch offices in Allendale, Dorr, Grand Rapids, Grandville, Hamilton, Hudsonville, Kentwood and Moline. The Bank leases the facilities occupied by the Zeeland branch. The Bank is in the process of construction of its Zeeland office at 9581 Riley, Zeeland, Michigan which is scheduled to open the middle of June 2000.

Item 3.  Legal Proceedings.

     Neither the Company nor the Bank is involved in any legal proceedings other than routine litigation incidental to the ordinary conduct of the business of the Bank, none of which would result in a material impact on the Company or the Bank, individually or in the aggregate, in the event of an adverse outcome.

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Additional Item - Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's officers as of December 31, 1999:

                                                                                                   Year Became
            Name                  Age              Position with Company                           an Officer
            ----                  ---              ---------------------                           ----------
John A. Van Singel                 45     President, CEO and director of the Company
                                          and the Bank                                                1976
John Peterson                      51     Director of the Company and the Bank,
                                          Executive Vice President of the Bank                        1983
Lois Smalligan                     67     Director of the Company and the Bank,
                                          Vice President of the Bank                                  1975
Rob Arnoys                         32     Vice President of the Bank                                  1996
Forrest Bowling                    51     Vice President of the Bank                                  1988
Martin Braun                       44     Vice President of the Bank                                  1988
Todd Harrell                       48     Vice President of the Bank                                  1993
Melissa Lee                        30     Vice President of the Bank                                  1996
Stanley Roberts                    46     Vice President of the Bank                                  1998
Brad Slagh                         42     Vice President of the Bank                                  1997



                           [INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional sales through brokers and direct sales by shareholders of which the Company's management is aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at prices in excess of book value. From January 1, 1998, through December 31, 1999, there were, so far as the Company's management knows, 79 sales of shares of the Company's Common Stock, involving a total of 34,888 shares. The price was reported to management in only a few of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known by management to be paid was $60.00 per share in the second and fourth quarters of 1999 and the first quarter of 2000, and the lowest price was $32.00 per share in the third quarter of 1998. To the knowledge of management, the last sale of Common Stock occurred on February 4, 2000, involving the sale of 200 shares at a price of $58.00 per share. The per share information has been adjusted for the July 1, 1998, 2-for 1 stock split in the form of a dividend.

     The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1998 and through February 10, 2000, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                                    Cash
                                                           Sales Prices                      Dividends Declared
                                                           ------------                      ------------------
                1998                              High                       Low
                ----                              ----                       ---
First Quarter......................            $  35.00                   $  34.50                 $  .50 (1)
Second Quarter.....................               35.00                      35.00                 $  .325
Third Quarter......................               42.00                      32.00
Fourth Quarter.....................               50.00                      42.00                 $  .35

                1999                              High                        Low
                ----                              ----                        ---
First Quarter......................            $  50.00                   $  46.00
Second Quarter.....................               60.00                      50.00                 $  .40
Third Quarter......................               52.75                      51.00
Fourth Quarter.....................               60.00                      53.50                 $  .42
                2000
                ----
First Quarter......................              $60.00                     $55.00

(1)  A special dividend of $.50 per share.

     On May 7, 1998, the Board of Directors declared a 2-for-1 split of the Corporation's common stock with an effective date of July 1, 1998 by means of a one-for-one stock dividend to shareholders of record on June 1, 1998. All references to per share amounts and prices of the shares have been restated to give retroactive effect to the stock split.

There are 4,000,000 shares of the Company's Common Stock authorized, of which 2,041,775 shares were issued and outstanding as of February 29, 2000. There were approximately 817 shareholders of record, including trusts and shares jointly owned, as of that date. Directors and officers of the Company hold options to purchase a total of 11,750 shares of the Company's Common Stock. No other warrants or options exist for the purchase of additional common stock of the Company.

     The holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Cash dividends have been paid on a semi-annual basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends pai by the Bank. The ability of the Company and the Bank to pay dividends is subject to regulatory restrictions and requirements. See the discussion under "Business-Supervision and Regulation" above.






                          [INTENTIONALLY LEFT BLANK]

Item 6.  Selected Financial Data.

                                            SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                                 (in thousands, except per share data)

                                                                         Year Ended December 31,


                                               1999             1998             1997            1996             1995
                                               ----             ----             ----            ----             ----
Income Statement Data:
  Interest income                              $25,080        $  21,134        $  18,624       $  17,502       $  16,268

  Interest expense                              10,528            8,916            7,693           7,181           6,637

  Net interest income                           14,552           12,218           10,931          10,321           9,631

  Provision for loan losses                      1,250              400               50               0             275

  Noninterest income                             3,621            2,659            1,542           1,075             919

  Noninterest expenses                          10,603            7,334            5,782           5,169           4,511

  Income before federal
    income taxes                                 6,320            7,144            6,641           6,227           5,764

  Net income                                     4,529            5,076            4,626           4,375           4,004

Per Share Data(1)(2):
  Net income                                 $    2.23        $    2.54        $    2.30       $    2.17       $    1.99

  Cash dividends declared                          .82             1.18             1.55             .47             .41

  Book Value                                     20.31            19.98            18.37           17.66           16.12

  Weighted average shares
     outstanding (1)                             2,031            2,000            2,010           2,014           2,020

Balance Sheet Data:
  Total assets                                $376,073         $301,494         $243,088        $217,527        $210,880

  Loans, net of unearned income                287,830          222,133          168,953         145,069         142,813

  Allowance for loan losses                      3,551            2,879            2,565           2,376           2,305

  Deposits                                     254,166          217,291          184,700         170,221         170,012

  Stockholders' equity                          41,258           39,953           36,915          35,544          32,559

Ratios:

  Tax equivalent net interest
  income to average earning assets                4.89%            5.02%            5.24%           5.23%           5.42%

  Return on average equity                       11.08            13.28            13.08           12.89           13.21

  Return on average assets                        1.38             1.90             2.03            2.03            2.07

  Nonperforming loans to
  total loans                                     1.90             0.26             0.14            0.82            0.66

  Tier 1 leverage ratio                          12.64            14.74            15.03           15.97           15.42

  Dividend payout ratio                          36.97            46.30            67.35           21.54           18.75

  Equity to asset ratio                          10.97            13.25            15.19           16.34           15.44

(1)  At year end in thousands.
(2) As restated for a 2-for-1 common stock split effected in the form of a dividend in 1998.

ITEM 7.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     The following financial review presents management's discussion and analysis of consolidated financial condition and results of operations during the period of 1997 through 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto.

Summary

     The Company and its subsidiary bank, Byron Center State Bank ("Bank"), consistently have been ranked as a high performance community bank by various bank rating companies. The Company's equity to asset ratio of 10.97% as of December 31, 1999, makes it one of the stronger capitalized community banks in the State of Michigan.

     To achieve this status, the Company has relied on years of continuous improvements in a culture that emphasizes quality assets, managed in an efficient manner so as to minimize the cost of overhead. Technology has also been a key component to the Company' success and will remain an important tool that will help management deliver more services and manage more assets at a lower cost to support these functions.

     The Company has a surplus of capital. The Board of Directors has made it a priority to make more efficient use of capital by re-leveraging capital through aggressive yet careful growth. This is expected to be accomplished through competitive, cost effective products and services, efficiently delivered without compromising the Bank's risk and underwriting standards. The asset growth of the Company in 1999 was 24.74%. This growth was a result of existing branches cross-selling products to existing customers and targeting non-bank customers who are in the Company's market area. The Company's four newest branches, Kentwood, Hamilton, Zeeland and Allendale are positioning themselves to be the largest contributors to the growth in year 2000. The Company has increased its regular cash dividend pay-out ratio over the years from 15% in 1993 to 37% in 1999, although there can be no assurance that the Company will maintain comparable pay-out ratios in the future.

Results of Operations

Table 1  Earnings Performance (in thousands, except per share data)

                                                             Year Ended December 31
                                                     1999              1998               1997
                                                     ----              ----               ----
Net income.................................          $4,529            $5,076             $4,626
  Per share of common stock................            2.23              2.54               2.30

Earnings ratios:
  Return on average assets.................            1.38%             1.90%              2.03%
  Return on average equity.................           11.08%            13.28%             13.08%

     Net income decreased 10.78% in 1999 as a result of the implementation of the growth strategy that originated from the Board of Directors. During the last two years as a part of this strategy, the Bank opened four new branches and expanded its corporate operations. The start-up and on-going expenses of these new operations prior to attaining full income generation potential were a major reason for the Company's decline in overall profitability and in earnings as a percent of assets and average equity. The expense in 1999 for the growth strategy is expected to enhance future years' profitability and growth.

     The Bank's net interest margin (on a fully taxable equivalent ["FTE"] basis) is well above peers. Management actively manages the pricing of assets and funding costs of the liabilities. The net interest margin-FTE decreased .13% from 5.02% in 1998 to 4.89% in 1999. The Company's strategy with the four new
branches  and  existing  branches  is  to  grow  the  Company's   business  with
approximately  the same  percentage mix of deposits as is reflected in Table 16.

The Bank has had and expects to continue t have success at gathering local retail interest bearing deposits which are less expensive than national wholesale interest bearing deposits.

     The loan portfolio increased 29.6% from $222,133,000 in 1998 to $287,830,000 in 1999. The loan growth was funded by the $36,875,000 increase in deposits and a $36,704,000 increase in borrowed funds and securities sold under agreements to repurchase. The majority of the growth was fixed rate loans with a maturity of 5 years or less. This growth required additional provisions to be allocated to the allowance for loan losses. The highest percentage growth in the overall loan portfolio was the consumer loan portfolio (52%), which was the result of the Bank's indirect lending program, mostly automobile loans. Indirect lending loans have a higher credit risk than direct lending loans. Consumer loan net charge-offs increased $528,000 in 1999 compared to 1998. The increased indirect loan charge-offs resulted in additional provisions being allocated to the allowance for loan losses. Real estate mortgage loan originations decreased 28% from $91,446,000 in 1998 to $65,668,000 in 1999. This resulted in a
$27,311,000 decrease in real estate mortgage loan sales. In turn this lower volume was a result of a higher interest rate environment and a slowdown in the refinance business. The net gains on the sale of real estate mortgage loans decreased $767,000 (56%).






                           [INTENTIONALLY LEFT BLANK]

Net Interest Income

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 - Interest Yields and Costs (in thousands)

                                                                Year ended December 31,

                                                  1999                               1998                                1997
                             Average                  Yield/     Average                Yield/    Average                   Yield/
                             Balance     Interest      Cost      Balance    Interest     Cost     Balance     Interest        Cost
Assets
Fed. funds sold              $   1,079   $      53      4.91%   $    375    $    21       5.60%   $   1,197   $       67     5.60%
Securities:
  Taxable                       36,551       2,280      6.23      38,030      2,410       6.34       41,684        2,710     6.50
  Tax-exempt                    20,885       1,514      7.25      19,442      1,497       7.70       16,681        1,359     8.15
Loans(1)(2)                    248,440      21,691      8.73     194,728     17,661       9.07      156,657       14,887     9.50
                               -------     -------      ----    --------    -------               ---------     --------
Total earning assets/
 total interest income         306,955      25,538      8.32     252,575     21,589       8.55      216,219       19,023     8.80
Cash and due from banks          8,601                             6.507                              4,956
Unrealized gain                    212                             1,085                                289
All other assets                14,968                             9,428                              8,427
Allowance for loan loss         (2,936)                           (2,663)                            (2,477)
                              --------                          --------                           --------
  Total assets                $327,800                          $266,932                           $227,414
                              ========                          ========                           ========

Liabilities and
  Stockholders' Equity
Interest bearing deposits:

MMDA, Savings/NOW accounts    $ 83,740    $  2,153      2.57%   $ 71,658    $ 2,027       2.83%   $  63,927     $  1,927     3.01%
Time                           120,114       6,215      5.17      98,870      5,547       5.61       90,180        5,131     5.69
Fed Funds Purchased             28,901       1,252      4.33      15,767        685       4.35        9,038          369     4.08
Other Borrowed Money            15,342         918      5.98      10,966        656       5.99        4,443          266     5.99
                              --------     -------              --------    -------                --------      -------
Total interest bearing
   liabilities/total
   interest expense            248,097      10,538      4.25     197,261      8,915       4.52      167,588        7,693     4.59
                                          --------                           ------                              -------
Noninterest bearing deposits    36,452                            29,324                             22,764
All other liabilities            2,369                             2,136                              1,773
Stockholders' Equity:
Accumulated other comprehensive
  income                           361                               716                                191
Common Stock, Paid-in Capital,
   Retained Earnings            40,521                            37,495                             35,098
                              --------                         ---------                           --------
Total liabilities and
  stockholders' equity        $327,800                          $266,932                           $227,414
                              ========                          ========                           ========



Interest spread                            $14,552      4.07%               $12,218       4.03%                  $10,931     4.21%
                                           -------      =====                             =====                              =====
Net interest income-FTE                    $15,000                          $12,674                              $11,330
                                           =======                          =======                              =======
Net Interest Margin as a
 Percentage of Average
 Earning Assets - FTE                                   4.89%                             5.02%                              5.24%
                                                        =====                             =====                              =====

(1) Average nonaccrual loans were not significant during the years indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees totaling $190,720 in 1999, $183,443 in 1998 and $249,067 in 1997.

     Net interest income is the principal source of income for the Corporation. In the current year, tax equivalent net income increased $2,326,000 to $15,000,000 a 18.35% increase from the same period in 1998. The increase was a result of the growth of the Corporation, average earning assets grew 21.53%, listed below are the details of the major components that made up the increase. The major factors for the increase in net interest income were the loan portfolio balance averaged 27.58% ($53,712,000) higher in 1999 compared to 1998 and non-interest bearing deposits averaged
24.30% ($7,128,000) higher in 1999 compared to 1998. Non-deposit funding averaged 65.50% ($17,510,000) higher in 1999 compared to 1998. The Corporation used non-deposit funding to support the asset growth because of the lower interest cost of funds. The fully taxable equivalent ("FTE") net interest margin decreased .13% from 5.02% in 1998 to 4.89% in 1999. Management expects the declining trend in FTE net interes margin to continue because of fierce competition for deposits in its local markets and because of the upward pressure on costs of funds from increases in the Federal Fund rates. Management aggressively sought after the lowest cost of funding in 1999 increasing its borrowings from the FHLB and increasing the Treasury Tax and Loan borrowing limit.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. In Table 2 and Table 3 the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is base on a federal income tax rate of 34%. Table 3 analyzes the reasons for the increases and decreases in interest income and expense. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

Table 3 - Change in Tax Equivalent Net Interest Income (in thousands)

                                             1999 Compared to 1998                        1998 Compared to 1997
                                            -----------------------                      ----------------------

                                                   Amount of                                    Amount of
                                              Increase/(Decrease)                          Increase/(Decrease)
                                               Due to Change In                              Due to Change In

                                                                        Net                                           Net
                                                                     Amount of                                     Amount of
                                                     Average         Increase/                      Average        Increase/
                                     Volume           Rate           (Decrease)      Volume          Rate         (Decrease)
Interest Income
Federal funds sold...........        $       36     $      (4)        $     32      $     (46)      $      0       $     (46)
Securities:
   Taxable...................               (92)          (38)            (130)          (232)           (54)           (286)
   Tax Exempt................               105           (88)              17            213            (89)            124
Loans........................             4,689          (659)           4,030          3,453           (679)          2,774
                                      ---------     ----------       ---------      ---------      ---------        --------
Total interest income........             4,738          (789)           3,949          3,388           (822)          2,566
                                      ---------     ----------       ---------      ---------      ---------        --------

Interest Expense
Interest bearing deposits:
   Savings/NOW Accounts......               310          (184)             126            219           (119)            100
   Time......................             1,098          (430)             668            488            (72)            416
   Fed Funds Purchased.......               569            (2)             567            293             23             316
   Other Borrowed Money......               261             1              262            390              0             390
                                     ----------     ----------       ---------      ---------      ---------        --------
   Total Interest Expense....             2,238          (615)           1,623          1,390            168           1,222
                                     ----------     ----------       ---------      ---------      ---------        --------

Net interest income (FTE)....        $    2,500     $    (174)       $   2,326      $   1,998      $    (654)       $  1,344
                                     ==========     ==========       =========      =========      =========        ========

     The Company's commitment to reinvesting in the communities it serves is evident in its ratios of loans to assets and loans to deposits, which are generally greater than the comparable ratios of the Company's peers. This in turn translates into above peer net interest margin. (Based on FFIEC iniform bank performance report.)

     Net interest income as a percent of total interest FTE was 58.7%, 58.7%, and 59.6% for 1999, 1998 and 1997, respectively. Net interest margin was 4.89%, 5.02% and 5.24% for the same years.

     Interest from loans represents 84.9%, 81.8% and 78.3% of total interest income for 1999, 1998 and 1997, respectively. Net interest income is strongly influenced by results of the Bank's lending activities.
     Total interest expense increased 18.2% from 1998 to 1999 and also increased 15.9% from 1997 to 1998: such variances are detailed in Table 3. Cost of funds are influenced by economic conditions and activities of the Federal Reserve. The Bank's asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Table 4 - Composition of Average Earning Assets and Interest Paying Liabilities

                                                                          Year ended December 31
                                                               1999                1998                1997
                                                               ----                ----                ----
As a percent of average earning assets
  Loans.....................................                    81%                 77%                 72%
  Other earning assets......................                    19%                 23%                 28%
                                                              -----                ----               -----
     Average earning assets.................                   100%                100%                100%

  Savings and NOW accounts..................                    34%                 36%                 38%
  Time deposits.............................                    48%                 50%                 54%
  Other borrowings..........................                    18%                 14%                  8%
                                                              -----                ----              ------
     Average interest bearing liabilities...                   100%                100%                100%

Average earning asset ratio.................                    94%                 95%                 95%

Table 5 - Noninterest Income (in thousands)

                                                                           Year Ended December 31
                                                             1999                  1998                 1997
                                                             ----                  ----                 ----
Service charges on deposit accounts ......               $     811               $   588               $  527

Net gains on asset sales:
  Loans...................................                     600                 1,367                  414
  Securities..............................                     533                   204                   66
Loan servicing fees.......................                     148                   184                  203
Insurance premium revenue.................                   1,043                     0                    0
Brokerage revenue.........................                     322                   166                  206
Other.....................................                     164                   150                  126
                                                           -------                ------               ------
     Total noninterest income.............                  $3,621                $2,659               $1,542
                                                            ======                ======               ======

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Non-interest income increased $962,000 or 36% for 1999 versus 1998. The increase was due primarily to the February 1, 1999 merger with Dornbush Insurance Agency, as a result of which insurance premium revenue of $1,043,00 is included in 1999 non-interest income. Other increases in non-interest income include a $223,000 (38%) increase in service charges on deposit accounts, due to the deposit growth during the year. Net gain on securities sales increased $329,000 (161%) and brokerage revenue increased $156,000 (94%) in 1999 versus 1998. The brokerage revenue increase was due to increased sales volume. Net gains on loan sales decreased $767,000 (56%), a direct result of the interest rate increases during the year resulting in the slowdown of customers refinancing higher interest rate mortgages.


Table 6  Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

                                                                       Year ended December 31
                                                           1999                1998                 1997
                                                           ----                ----                 ----
Total Real estate mortgage loan
      originations........................                 $65,668             $91,446              $39,112

Real estate mortgage loan sales...........                  44,764              72,075               20,568

Real estate mortgage loans servicing
    rights sold...........................                       0                   0                    0

Net gains on the sale of real
    estate mortgage loans.................                     600               1,367                  414

Net gains as a percent of real
    estate mortgage loan sales............                   1.34%               1.90%                2.01%

     Net gains on the sale of real estate mortgage loans totaled $600,000, $1,367,000 and $414,000 in 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 of $767,000 was a result of the less favorable interest rate environment which slowed new mortgage loan business and caused a major slowdown in the refinance business. The increase from 1997 to 1998 of $953,000 was a result of a more favorable interest rate environment. The Bank sells the majority of its fixed-rate obligations. Such loans are sold without recourse. The Bank retains servicing rights on real estate mortgage loans sold.


Noninterest Expense

Table 7 - Noninterest Expense (in thousands)

                                                                      Year ended December 31
                                                          1999                  1998                 1997
                                                          ----                  ----                 ----
Salaries and employee benefits............               $   5,933              $3,918               $3,028
Occupancy and equipment...................                   1,728               1,143                  897
FDIC assessment...........................                      32                  28                   27
Postage...................................                     152                 115                  129
Printing and supplies.....................                     286                 268                  118
Marketing.................................                     233                 213                  163
Michigan Single Business Tax..............                     192                 192                  220
Other.....................................                   2,046               1,457                1,200
                                                           -------              ------               ------
  Total noninterest expense...............                 $10,602              $7,334               $5,782
                                                           =======              ======               ======

     Table 7 lists the Bank's most significant noninterest expenses.

     Non-interest expense increased $3,268,000 (45%) for 1999 versus 1998. This increase is due in part to the February 1,1999 merger with Dornbush Insurance Agency which incurred noninterest expenses totaling $924,000 in 1999. Increases in non-interest expense include a $2,015,000 increase (51%) in salaries and employee benefits of which $640,000 (32%) relate to the Dornbush Insurance Agency merger. Occupancy expense increased $585,000 (51%) in 1999 versus 1998. The majority of these increases are all related to the four new branch locations that were opened in late 1998 and early 1999 and the addition to the main office. Staffing the new branches and additional support at the corporate office for the new branches and growth from existing branches were the two primary factors for the salary and employee benefit expense increase.

     Non-interest expense increased $1,552,000 (27%) for 1998 versus 1997. Salaries and employee benefits increased $890,000 to $3,918,000, a 29% increase which was the major factor for the increase in non-interest expense. The increase was primarily due to staffing three new branches.

Financial Condition --Summary

     During 1999, total assets increased 25% to $376,072,609, deposits increased 17% to $254,166,048 and loans increased 30% to $284,279,189. The Bank is emphasizing relationship banking and has competed aggressively to obtain deposits and loans. A discussion of changes in balance sheet amounts by major categories follows:

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

     The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer mortgage activity is substantial; however, only a small portion of these loans are retained for the Bank's own portfolio. The Bank does retain servicing rights on substantially all such sold loans. Over the past eight years the Bank has built a servicing portfolio of over $140,000,000 with the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1999 and 1998, the Bank was servicing loans of $147,956,000 and $126,651,000, respectively, which relate primarily to residential mortgages originated by the Bank. The Bank originated $65,668,000 (652 loans) and $91,446,000 (1,073 loans) in mortgage loans in 1999 and 1998, respectively, and sold to FHLMC $44,764,000 (513 loans) in 1999 and $72,075,000 (872 loans) in 1998. Repayments and early payoffs were $19,520,000 in 1999 and $17,768,000 in 1998.

     The loan portfolio mix at December 31, 1999 consists of 49% commercial real estate, 15% residential real estate, 20% commercial and 16% consumer installment. Consumer installment loans as a percentage of the loan portfolio have doubled in the last two years as a result of the Bank's indirect lending program, substantially all are vehicle loans. The growth rate of the lending portfolio was 31.5% from 1997 to 1998 and 29.7% from 1998 to 1999.

     Nearly 80% of loans are placed within the area the Bank designates as its market for purposes of regulatory Community Reinvestment Act ("CRA") compliance. Nearly all loans are placed within the metropolitan area of Grand Rapids and surrounding communities.

Table 8 - Loan Portfolio Composition (in thousands)

                                                                              Year ended December 31
                                                          1999                        1998                       1997
                                                  Amount         %             Amount          %         Amount          %
Commercial Real Estate....................         $140,648      49            $114,248      51           $ 90,005     53
Residential Real Estate...................           41,985      15              36,554      17             38,886     23
Other Commercial..........................           58,793      20              40,825      18             26,380     16
Installment...............................           46,404      16              30,506      14             13,682      8
                                                  ---------     ----           --------     ----          --------    ----
  Total loans............................           287,830     100%            222,133     100%           168,953    100%
                                                                ====                        ====                      ====
Less:
Allowance for Loan Losses................            (3,551)                     (2,879)                    (2,565)
                                                 ----------                    --------                   --------
Total Loans Receivable, Net...............         $284,279                    $219,254                   $166,388
                                                 ==========                    ========                   ========

     The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. There are 8 levels in the loan authorization procedure depending on the dollar amount of the loan request.

                  $2,000,001 to $6,000,000   Board of Directors
                  $1,000,001 to $2,000,000   Executive Loan Committee
                           0 to $1,000,000   Loan Committee
                           0 to $  300,000   Class 1 Lender
                           0 to $  200,000   Class 2 Lender
                           0 to $   75,000   Class 3 Lender
                           0 to $   30,000   Class 4 Lender
                        Student Loans Only   Class 5 Lender

     The class of lender is approved by the Bank's Board of Directors. The Board of Directors has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. Periodic reviews are submitted by the loan review officer to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in Table 8.

     The extent of loan quality is demonstrated by the ratios of nonperforming loans and charge offs as a percentage of the loan portfolio. As referenced in more detail in Table 10 below, the Bank's ratio of nonperforming loans to total loans at December 31, 1999 was 1.90% compared to .26% in 1998. The December 31, 1999 ratio is significantly higher than the historical average and the Bank does not expect this high of a percentage in the future.

Table 9  Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the amount of total loans outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                                          Maturing
                                                                                 (in thousands of dollars)
                                                                        After one but
                                                 Within one Year       within five years     After five years         Total
Residential Real Estate...........                   $13,136             $  24,459             $  4,390             $ 41,985
Installment.......................                     2,058                38,411                5,935               46,404
Commercial Real Estate............                    25,891                95,097               19,660              140,648
Other Commercial..................                    28,972                26,421                3,400               58,793
                                                    --------             ---------             --------             --------
       Totals.....................                   $70,057              $184,388              $33,385              287,830
                                                     =======              ========              =======
Allowance for Loan Losses.........                                                                                    (3,551)
                                                                                                                   ---------
Total Loans Receivable, Net.......                                                                                  $284,279
                                                                                                                   =========

     Below is a schedule of the amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                                Interest Sensitivity
                                                                             (in thousands of dollars)
                                                              Fixed Rate           Variable Rate         Total
Due within 3 months.................................          $  13,201              $55,623          $  68,824
Due after 3 months within 1 year....................             11,662                2,046             13,708
Due after one but within five years.................            174,493                    0            174,493
Due after five years................................             30,805                    0             30,805
                                                              ---------            ---------          ---------
Total...............................................           $230,161              $57,669            287,830
                                                              =========            =========
Allowance for loan losses...........................                                                     (3,551)
                                                                                                      ---------
Total loans receivable, net.........................                                                   $284,279
                                                                                                      =========

Table 10 - Nonperforming Assets (in thousands)

                                                                                           December 31
                                                                            1999              1998               1997
                                                                            ----              ----               ----
Nonaccrual loans.............................................               $2,471            $  353            $  105
90 days or more past due & still accruing....................                3,003               217               132
                                                                             -----                              ------
    Total nonperforming loans................................                5,474               570               237
Other real estate............................................                    0               116                45
                                                                            ------                              ------
    Total nonperforming assets...............................               $5,474            $  686            $  282
                                                                            ======                              ======

Nonperforming loans as a percent of total loans..............                1.90%             0.26%             0.14%
Nonperforming assets as a percent of total loans.............                1.90%             0.31%             0.17%
Nonperforming loans as a percent of the allowance
    for loan losses..........................................                 154%               20%                9%

     Nonperforming  assets  are  comprised  of loans for which  the  accrual  of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans which have been in-substance foreclosed, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans including loans considered impaired under SFAS No. 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Three commercial real estate loans account for $4,528,256 of the nonperforming loans. Although these three loans are delinquent, the bank is fully collateralized as to each of them. Nevertheless, a slightly larger than normal reserve portion has been allocated to these specific assets. On February 20, 2000 the nonaccrual status and delinquency were fully resolved as to $4,189,886 of these assets.

     Nonperforming loans equal 154% of the Bank's allowance for loan losses as of December 31,1999; management believes that the allowance for loan losses is adequate for these loans and the remainder of the lending portfolio. As of December 31, 1999 there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which if implemented, would have a material impact on the Company's liquidity, capital or results of operations.

     The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 1999, 1998, and 1997 had those loans been accruing interest in accordance with the original terms of the loan agreement (pro forma interest) and the amount of interest income actually included in net interest income for those years.


Table 11 - Foregone Interest on Non-Performing Loans

                                                               For the Year Ended December 31
                                                                       (in thousands)

                                            1999                              1998                             1997
                                 Non-accrual      Restructured     Non-accrual      Restructured     Non-accrual       Restructured
Pro forma interest                  $139              $ -              $33              $ -              $11               $25
Interest earned                      108                -               32                -                8                25
                                    ----
Foregone interest income            $ 31              $ -              $ 1              $ -              $ 3               $ 0
                                    ====

Table 12 - Loan Loss Experience (in thousands)

     The following is a summary of loan balances (excluding loans held for sale) at the end of each period and their daily average balances, changes in the allowance for the loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

     Starting in the 2nd quarter of 1998 the bank aggressively targeted the indirect consumer loan market, primarily auto loans. The program has increased the consumer loan portfolio balance substantially and has raised the net charge off percentage. Indirect lending results in higher credit risk then does direct lending. Consumer loan net charge-offs increased $528,000 in 1999 compared to 1998. The increased indirect loan charge-offs resulted in additional provisions being allocated to the allowance for loan losses. Management will continue to monitor the results and make changes to the program as needed.

                                                                                     Year Ended December 31
                                                                            1999              1998             1997
                                                                            ----              ----             ----
Loans:
  Average daily balance of loans for the year.................             $245,349          $190,472          $155,286
  Amount of loans outstanding at end of period................             $287,829          $222,133          $168,953

Allowance for loan losses
  Balance at beginning of year................................               $2,879            $2,565         $   2,376
  Loans charged off:
    Real estate...............................................                    0                 0                 0
    Commercial................................................                   45                90                 0
    Consumer..................................................                  625               117               124
                                                                         ----------         ---------         ---------
        Total charge-offs.....................................                  670               207               124
  Recoveries of loans previously charged off
    Real estate...............................................                    0                 0                 0
    Commercial................................................                   24                33               224
    Consumer..................................................                   68                88                39
                                                                         ----------         ---------         ---------
        Total recoveries......................................                   92               121               263
                                                                         ----------         ---------         ---------

  Net (charge off) recoveries.................................                 (578)              (86)              139
  Additions to allowance charged to operations................                1,250               400                50
                                                                           --------         ---------          --------
        Balance at end of year................................               $3,551         $   2,879          $  2,565
                                                                           ========         =========          ========
Ratios:
  Net (charge offs) recoveries to average daily balance
     of loans for the year....................................               (.24%)            (.05%)              .09%
  Allowance for loan losses to loans outstanding at year end..               1.23%             1.30%              1.52%

Table 13 - Allocation of the Allowance for Loan Losses

     The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                     Year ended December 31
                                               1999                           1998                         1997
                                               ----                           ----                         ----
                                                      % of each                      % of each                      % of each
                                                      category                        category                      category
                                      Allowance       to total        Allowance       to total      Allowance       to total
                                       Amount          loans           Amount          loans          Amount          loans
Commercial.................             $2,723         69.3%          $2,175          69.8%         $1,895           68.9%
Real estate mortgages......                151         14.6              310          16.5             205           23.0
Consumer...................                637         16.1              378          13.7             179            8.1
Unallocated................                 40           .0               16            .0             286             .0
                                        ------        -----           ------         ------         ------          ------
  Total....................             $3,551        100.0%          $2,879         100.0%         $2,565          100.0%
                                        ======        =====           ======         ======         ======          ======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type. Management has provided additions to the allowance for loan losses to support the 1999 loan growth and to replenish the allowance for unusually high charge-offs of consumer loans.

Investment Securities

     Securities are purchased and classified as "available-for-sale." These securities may be sold to meet the Bank's liquidity needs or to improve the quality of the investment portfolio. The primary objective of the Company's investing activities is to provide for safety of the principal invested. Secondary considerations include earnings, liquidity, and the overall exposure to changes in interest rates. The Company's net holdings of investment securities increased $7.3 million in 1999 and decreased $5.4 million in 1998. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation, GNMA and FNMA which pay monthly amortized principal and interest payments.


Table 14 - Available-for-Sale Securities Portfolio

                                                                                    Year Ended December 31
                                                                            1999              1998              1997
                                                                            ----              ----              ----
U. S. Treasury and U.S. Government Agencies..................              $37,578           $32,453         $  39,176
State and political subdivisions.............................               23,201            21,007            19,604
Other........................................................                2,871             2,887             3,013
                                                                         ---------          --------         ---------
                                                                           $63,650           $56,347         $  61,793
                                                                         =========          ========         =========

     Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.


Table 15 - Schedule of Maturities of Investment Securities and Weighted Average
           Yields

     The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 1999. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

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
Government
Agencies               $1,945      5.20%      $19,298     6.59%    $12,517     6.30%      $3,818     7.27%      $    -        -
States and
Political
Subdivisions            1,229     10.42%        6,631     8.09%     11,196     7.39%       4,145     7.45%           -        -
Other Securities            -         -             -        -           -        -            -         -         871     7.40%
                       ------     ------      -------     -----    -------     ----       ------     -----      ------     -----
                       $3,174      7.22%      $25,929     6.96%    $23,713     6.83%      $7,963     7.36%        $871     7.40%
                       ======     ======      =======     =====    =======     =====      ======     =====      ======     =====

Deposits

     Deposits are gathered from the communities the Bank serves. Recently the Bank has emphasized relationship marketing to reinforce the core nature of its deposit base.

     Table 16 indicates a relatively stable base of deposits spread over the Bank's product lines. Average total deposits grew 20.2% from 1998 to 1999 and grew 13.0% from 1997 to 1998. The increase in 1999 resulted primarily from gaining market share in the Bank's market areas.

     The Bank is continually enhancing its deposit products. In addition to relationship pricing the Bank has instituted telephone and personal computer banking as new alternatives to customer access. The Bank operates twelve automated teller machines, three of which are off-site.


Table 16 - Average Daily Deposits (in thousands)

                                                                       Average for the Year
                                                  1999                          1998                          1997
                                          Amount       % of Assets       Amount       % of Assets       Amount       % of Assets
Noninterest bearing demand........         $  36,452         11%       $ 29,324            11%        $ 22,764             10%
NOW accounts......................            18,038          6          15,352             6           12,687              6
MMDA/Savings .....................            65,702         20          56,306            21           51,240             22
Time..............................           120,114         37          98,870            37           90,180             40
                                           ---------        ----       --------           ---         --------             ---
   Total Deposits.................          $240,306         73%       $199,852           75%         $176,871             78%
                                            ========        ====       ========           ===         ========             ===

Table 17 - Average Deposit Balances

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                            Average for the Year
                                                        1999                          1998                          1997
                                            Average            Average       Average         Average        Average       Average
                                            Balance             Rate         Balance           Rate         Balance         Rate
Noninterest bearing demand.........         $  36,452                        $29,324                      $ 22,764
NOW Accounts.......................            18,038           2.19%         15,352           2.45%        12,687          2.44%
MMDA/Savings.......................            65,702           2.68          56,306           2.93         51,240          3.16
Time...............................           120,114           5.17          98,870           5.61         90,180          5.69
                                            ---------           -----       --------           -----      --------          -----
   Total Deposits..................          $240,306           3.48%       $199,852           3.79%      $176,871          3.99%
                                            =========           =====       ========           =====      ========          =====

Table 18 - Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1999:

                                                                                       Amount
                     Three months or less...........................                   $16,326
                     Over 3 months through 6 months.................                     6,189
                     Over 6 months through 1 year..................                      6,095
                     Over 1 year....................................                     4,001
                                                                                       -------
                                                                                       $32,611
                                                                                       =======

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

     In 1999, the Company paid cash dividends totaling $1,674,256, approximately 37% of earnings. Special cash dividends were paid in each of the two prior years. In 1998 the Company paid cash dividends totaling $2,350,000, approximately 46% of earnings. In 1997, the Company paid cash dividends totaling $3,115,620, approximately 67% of earnings. The Company remains in all the top regulatory categories for adequately and well-capitalized institutions after paying such dividends.


Table 19 - Capital Resources (in thousands)

                                                  Regulatory Requirements                        December 31
                                                Adequately         Well
                                               Capitalized      Capitalized      1999             1998              1997
                                               -----------      -----------      ----             ----              ----
Tier 1 capital..................                                                $41,183          $39,232          $35,689
Tier 2 capital..................                                                  3,551            2,879            2,293
                                                                              ---------        ---------         --------
  Total qualifying capital......                                                $44,734          $42,111          $37,982
                                                                              =========        =========         ========

Tier 1 leverage ratio...........                   4%                5%          12.64%           14.74%           15.03%
Tier 1 risk-based capital.......                   4%                6%          13.07%           16.02%           19.48%
Total risk-based capital........                   8%               10%          14.19%           17.20%           20.74%

Asset/Liability Management

     The Bank's Asset/Liability Management committee ("ALCO") meets regularly to evaluate the Bank's interest rate sensitivity position, address issues of liquidity, and review the interest margin, analyzing causes for changes in net interest income. During 1999 the Bank's one year gap position averaged a negative gap.

     Management was able to influence the gap by selling fixed rate mortgages, investments/sales of available-for-sale securities that met the criteria that filled the gap position decided by the Asset/Liability Committee.

     The Company's sources of liquidity include principal payments received on loans, maturing investment securities, sale of securities held in the "available-for-sale" designation, customer deposits, borrowings from the Federal Home Loan Bank of Indianapolis, other bank borrowings, Federal Funds and the issuance of common stock. The Company has ready access to significant sources of liquidity on an almost immediate basis. Management anticipates no difficulty in maintaining liquidity at levels necessary to conduct the Bank's day-to-day business activity.

Table 20 - Asset/Liability Gap Position (in thousands)

                                                                          December 31, 1999
                                                   0-3               4-12           1-5             5+
                                                  Months            Months         Years          Years           Total
Interest earning assets:
  Loans................................          $  68,824          $13,708       $174,493        $30,805        $287,830
  Securities (including restricted
         investments)                               12,418            2,502          9,234         39,496          63,650
  Loans held for sale..................                632                -              -              -             632
                                                 ---------         --------      ---------       --------       ---------
  Total interest earning assets........          $  81,874          $16,210       $183,727        $70,301        $352,112
                                                 =========         ========      =========       ========       =========

Interest bearing liabilities:
  Savings & NOW........................          $  32,185         $      -      $      -         $56,850       $  89,035
  Time.................................             38,658           57,466         30,001              -         126,125
                                                 ---------         --------      ---------       --------       ---------
  Total deposits.......................             70,843           57,466         30,001         56,850         215,160
  Other borrowings.....................             58,624            8,000         12,206              -          78,830
                                                 ---------        ---------      ---------       --------       ---------
   Total interest bearing liabilities..           $129,467          $65,466      $  42,207        $56,850        $293,990
                                                 =========        =========      =========       ========       =========

Rate sensitivity gap and ratios:
  Gap for period.......................            (47,593)         (49,256)       141,520         13,451
  Cumulative gap.......................            (47,593)         (96,849)        44,671         58,122
Ratio for period as a % of assets......            (13.52)%         (13.99)%        40.19%          3.82%
Cumulative rate sensitive ratio as
   a % of assets.......................            (13.52)%         (27.51)%        12.69%         16.51%

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

Year 2000

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare consolidated financial statements.

     Company management developed and the Board of Directors approved a comprehensive Year 2000 Compliance Plan. The Company had an internal task force to assess Year 2000 compliance by the Company, its vendors, and major commercial loan customers. In addition, the Bank asked commercial borrowers about Year 2000 compliance as part of the loan application and review process.

     To date, the Company has not experienced any Year 2000 compliance problems.
Although  considered  unlikely,   unanticipated  problems,   including  problems
associated with non-compliant third parties, could still occur.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words Abelieve," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limite to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


Recent Legislation

     Reference is made to the "Supervision and Regulation - Recent Legislation" section of Item 1 which notes the potential competitive impact of the GLB Act on the Company.

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

Item 8.  Financial Statements and Supplementary Data.


O.A.K. FINANCIAL CORPORATION                         TABLE OF CONTENTS
       AND SUBSIDIARY
--------------------------------------------------------------------------------


                                                                            PAGE

Independent Auditors' Report                                                 34

Consolidated Financial Statements

   Consolidated Balance Sheets                                               35

   Consolidated Statements of Income                                         36

   Consolidated Statements of Comprehensive Income                           37

   Consolidated Statements of Changes in Stockholders' Equity                38

   Consolidated Statements of Cash Flows                                     39

   Notes to Consolidated Financial Statements                              40-56

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiary
Byron Center, Michigan

We have audited the accompanying consolidated balance sheets of O.A.K. Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of O.A.K. Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                        /s/Rehmann Robson, P.C.


Grand Rapids, Michigan
January 28, 2000

O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED BALANCE SHEETS
     AND SUBSIDIARY
--------------------------------------------------------------------------------

                                                                                              December 31
       ASSETS                                                                         1999                  1998
Cash and due from banks                                                            $ 10,054,389           $ 8,913,513
Available-for-sale securities - amortized cost of
     $62,592,629 ($53,815,639 - 1998)                                                61,649,881            55,082,668
Loans receivable, net                                                               284,279,189           219,253,824
Loans held for sale                                                                     632,038             4,679,962
Accrued interest receivable                                                           2,716,837             2,026,185
Premises and equipment, net                                                          10,618,570             7,092,765
Restricted investments                                                                2,000,000             1,263,900
Other assets                                                                          4,121,705             3,181,173
                                                                                  -------------          ------------
Total assets                                                                      $ 376,072,609          $301,493,990
                                                                                  =============          ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Interest bearing                                                              $215,159,729         $ 181,789,253
     Noninterest bearing                                                             39,006,319            35,501,554
                                                                                  -------------          ------------
Total deposits                                                                      254,166,048           217,290,807

Borrowed funds                                                                       54,405,599            27,752,803
Securities sold under agreements to repurchase                                       24,424,351            14,373,304
Other liabilities                                                                     1,819,097             2,124,091
                                                                                  -------------          ------------
Total liabilities                                                                   334,815,095           261,541,005
                                                                                  -------------          ------------
Stockholders' equity
     Common stock, $1 par value; 4,000,000 shares authorized,
        2,041,775 shares issued and outstanding
        (2,000,000 shares in 1998)                                                    2,041,775             2,000,000
     Additional paid-in capital                                                       6,259,681             5,622,680
     Retained earnings                                                               34,078,585            31,494,055
     Accumulated other comprehensive (loss) income                                     (622,527)              836,250
     Unallocated common stock held by ESOP                                             (500,000)                    -
                                                                                  -------------          ------------
Total stockholders' equity                                                           41,257,514            39,952,985
                                                                                  -------------          ------------
Total liabilities and stockholders' equity                                        $ 376,072,609          $301,493,990
                                                                                  =============          ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED STATEMENTS OF INCOME
     AND SUBSIDIARY
--------------------------------------------------------------------------------

                                                                               Year Ended December 31
                                                                    1999                1998               1997
Interest income
     Loans                                                       $21,656,573         $17,629,417        $14,858,954
     Available-for-sale securities                                 3,264,615           3,396,933          3,610,882
     Restricted investments                                          106,473              88,281             86,830
     Federal funds sold                                               52,644              19,827             67,073
                                                                 -----------         -----------         ----------
Total interest income                                             25,080,305          21,134,458         18,623,739
                                                                 -----------         -----------         ----------
Interest expense
     Deposits                                                      8,368,069           7,574,458          7,058,031
     Borrowed funds                                                1,327,843             849,088            314,015
     Securities sold under agreements to repurchase                  832,353             492,626            320,519
                                                                 -----------         -----------         ----------
Total interest expense                                            10,528,265           8,916,172          7,692,565
                                                                 -----------         -----------         ----------
Net interest income                                               14,552,040          12,218,286         10,931,174

Provision for loan losses                                          1,250,000             400,000             50,000
                                                                 -----------         -----------         ----------
Net interest income after provision for
     loan losses                                                  13,302,040          11,818,286         10,881,174
                                                                 -----------         -----------         ----------
Noninterest income
     Service charges                                                 811,369             587,786            527,099
     Net gain on sales of loans held for sale                        599,935           1,367,075            414,364
     Loan servicing fees                                             148,042             183,735            203,295
     Net gain on sales of availiable-for-sale securities             532,915             204,076             66,190
     Insurance premiums                                            1,042,618                   -                  -
     Brokerage fees                                                  321,615             165,801            206,296
     Other                                                           164,311             150,832            124,830
                                                                 -----------         -----------         ----------
Total noninterest income                                           3,620,805           2,659,305          1,542,074
                                                                 -----------         -----------         ----------
Noninterest expenses
     Salaries and employee benefits                                5,933,049           3,917,992          3,028,338
     Occupancy                                                       785,886             465,271            384,237
     Furniture and fixtures                                          941,788             678,055            512,896
     Michigan Single Business Tax                                    192,397             192,042            220,000
     Printing and supplies                                           286,216             267,682            117,941
     Other                                                         2,463,516           1,813,030          1,518,862
                                                                 -----------         -----------         ----------
Total noninterest expenses                                        10,602,852           7,334,072          5,782,274
                                                                 -----------         -----------         ----------
Income before federal income taxes                                 6,319,993           7,143,519          6,640,974

Federal income taxes                                               1,791,000           2,068,000          2,015,000
                                                                 -----------         -----------         ----------
Net income                                                        $4,528,993          $5,075,519         $4,625,974
                                                                 ===========         ===========         ==========
Net income per share of common
     stock (basic and diluted)                                       $2.23              $2.54               $2.30
                                                                     =====              =====               =====

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31
                                                                         1999                 1998               1997
Other comprehensive (loss) income

Unrealized (losses) gains on available-
     for-sale securities arising during the year                        $(2,742,692)          $ 676,764          $ 491,830

Reclassification adjustment for realized
     gains included in net income                                          (532,915)           (204,076)           (66,190)
                                                                        -----------         -----------         ----------
Comprehensive (loss) income
     before income taxes                                                 (2,209,777)            472,688            425,640

Income tax (benefit) expense related to
     comprehensive income                                                  (751,000)            160,000            145,000
                                                                        -----------         -----------         ----------
Other comprehensive (loss) income                                        (1,458,777)            312,688            280,640

Net income                                                                4,528,993           5,075,519          4,625,974
                                                                        -----------         -----------         ----------
Comprehensive income                                                    $ 3,070,216         $ 5,388,207        $ 4,906,614
                                                                        ===========         ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                        CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31
                                                                           1999                 1998                 1997
Shares of common stock issued and outstanding
     Balance, beginning of year                                          2,000,000            1,000,000            1,006,174
     Common stock dividends                                                      -            1,000,000                    -
     Repurchases and retirements                                                 -                    -               (6,174)
     Common stock issued                                                    13,000                    -                    -
     Issuance of common stock for business combination                      28,775                    -                    -
                                                                      ------------          -----------          -----------
     Balance, end of year                                                2,041,775            2,000,000            1,000,000
                                                                      ============          ===========          ===========
Common stock
     Balance, beginning of year                                        $ 2,000,000          $ 1,000,000          $ 1,006,174
     Common stock dividends                                                      -            1,000,000                    -
     Repurchases and retirements                                                 -                    -               (6,174)
     Common stock issued                                                    13,000                    -                    -
     Issuance of common stock for business combination                      28,775                    -                    -
                                                                      ------------          -----------          -----------
     Balance, end of year                                                2,041,775            2,000,000            1,000,000
                                                                      ------------          -----------          -----------
Additional paid-in-capital
     Balance, beginning of year                                          5,622,680            5,622,680            6,036,338
     Repurchases and retirements                                                 -                    -             (413,658)
     Common stock issued                                                   637,001                    -                    -
                                                                      ------------          -----------          -----------
     Balance, end of year                                                6,259,681            5,622,680            5,622,680
                                                                      ------------          -----------          -----------
Retained earnings
     Balance, beginning of year                                         31,494,055           29,768,536           28,258,182
     Accumulated deficit in business combination                          (270,207)                   -                    -
     Net income                                                          4,528,993            5,075,519            4,625,974
     Common stock dividends                                                      -           (1,000,000)                   -
     Cash dividends                                                     (1,674,256)          (2,350,000)          (3,115,620)
                                                                      ------------          -----------          -----------
     Balance, end of year                                               34,078,585           31,494,055           29,768,536
                                                                      ------------          -----------          -----------
Accumulated other comprehensive (loss) income
     Balance, beginning of year                                            836,250              523,562              242,922
     Other comprehensive (loss) income                                  (1,458,777)             312,688              280,640
                                                                      ------------          -----------          -----------
     Balance, end of year                                                 (622,527)             836,250              523,562
Unallocated common stock held by ESOP                                 ------------          -----------          -----------
     Balance, beginning of year                                                  -                    -                    -
     Unearned ESOP compensation                                           (500,000)                   -                    -
                                                                      ------------          -----------          -----------
     Balance, end of year                                                 (500,000)                   -                    -
                                                                      ------------          -----------          -----------
Total stockholders' equity                                             $41,257,514          $39,952,985          $36,914,778
                                                                      ============          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY                                               CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   Year Ended December 31
                                                                        1999                1998                1997
Cash flows from operating activities
     Net income                                                        $ 4,528,993         $ 5,075,519         $ 4,625,974
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation and amortization                                  916,515             553,789             459,915
            Provision for loan losses                                    1,250,000             400,000              50,000
            Proceeds from sales of loans held
            for sale                                                    45,364,562          73,442,003          20,981,500
            Originations of loans held for sale                        (40,716,703)        (75,409,274)        (19,979,751)
            Net gain on sales of available-for-sale
            securities                                                    (532,915)           (204,076)            (66,190)
            Net gain on sales of loans held for sale                      (599,935)         (1,367,075)           (414,364)
            Net amortization of investment premiums                        163,506             203,231             196,390
            Loss on sales of property and equipment                          7,769                   -                   -
            Deferred income taxes (benefit)                                (85,000)            121,000              61,300
            Changes in operating assets and liabilities
            which (used) provided cash
            Accrued interest receivable                                   (690,652)           (513,039)            (59,748)
            Other assets                                                  (186,327)         (1,034,556)           (223,816)
            Other liabilities                                             (304,994)            487,860             229,216
                                                                      ------------        ------------        ------------
Net cash provided by operating activities                                9,114,819           1,755,382           5,860,426
                                                                      ------------        ------------        ------------
Cash flows from investing activities
     Available-for-sale securities
        Proceeds from maturities                                        11,425,763          11,773,936          10,278,679
        Proceeds from sales                                              3,313,371           2,213,374           7,445,638
        Purchases                                                      (23,146,715)         (8,163,135)        (21,219,616)
     Purchases of restricted investments                                  (736,100)            (65,300)            (80,300)
     Net increase in loans held for investment                         (66,275,365)        (53,266,174)        (23,744,280)
     Purchases of premises and equipment                                (4,361,920)         (3,111,510)           (335,955)
     Proceeds from the sale of premises and equipment                       11,858                   -                   -
                                                                      ------------        ------------        ------------
Net cash used in investing activities                                  (79,769,108)        (50,618,809)        (27,655,834)
                                                                      ------------        ------------        ------------
Cash flows from financing activities
     Net increase in deposits                                           36,875,241          32,590,479          14,479,421
     Net borrowed funds                                                 26,393,132          16,452,803           8,099,006
     Net increase in securities sold under agreements
        to repurchase                                                   10,051,047           5,715,721           1,321,285
     Dividends paid                                                     (1,674,256)         (2,350,000)         (3,115,620)
     Repurchase and retirement of common shares                                  -                   -            (419,832)
     Proceeds from issuance of common stock                                150,001                   -                   -
                                                                      ------------        ------------        ------------
Net cash provided by financing activities                               71,795,165          52,409,003          20,364,260
                                                                      ------------        ------------        ------------
Net increase (decrease) in cash and
     cash equivalents                                                    1,140,876           3,545,576          (1,431,148)

Cash and cash equivalents, beginning of year                             8,913,513           5,367,937           6,799,085
                                                                      ------------        ------------        ------------
Cash and cash equivalents, end of year                                $ 10,054,389          $8,913,513          $5,367,937
                                                                      ============        ============        ============
Supplementary cash flows information
     Interest paid                                                    $ 10,320,794         $ 8,838,116         $ 7,583,946
     Income taxes paid                                                   1,948,430           1,795,773           1,941,029

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                           NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - O.A.K. Financial Corporation (the "Corporation") through its wholly owned subsidiary, Byron Center State Bank (the "Bank") provides a variety of financial services to individuals and businesses in the southern portion of the greater Grand Rapids, Michigan area through its ten branches located in Byron Center, Jamestown, Cutlerville, Hudsonville, Grandville, Moline, Dorr, Hamilton, Allendale and Zeeland. Active competition, principally from other commercial banks and credit unions, exists in al of the Bank's principal markets. The Bank's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

The Bank's primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are commercial loans, real estate mortgages, and consumer loans. Note 3 further describes the types of lending the Bank engages in and Note 6 provides additional information on deposits. Note 2 discusses the types of securities the Corporation invests in.

The Bank is a state chartered bank and a member of the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund. The Bank is subject to the regulations and supervision of the FDIC, Federal Reserve Bank and the Financial Institutions Bureau and undergoes periodic examinations by these regulatory authorities (see Note 12).

Business Combination - Effective February 1, 1999, the Corporation issued 28,775 shares of its common stock in exchange for all of the outstanding common stock of Dornbush Insurance Company, Inc. (DIC) based on a conversion ratio of .719475 shares of the Corporation's common stock. DIC, now a wholly-owned subsidiary of the Bank, operates in the general insurance agency business and sells life, health, property and casualty insurance. The merger has been accounted for as a pooling of interests. Due to the insignificance of the financial statements of DIC, the Corporation's consolidated financial statements have not been restated for all periods prior to the business combination to reflect the financial position and results of operations of DIC, and pro-forma financial information has not been disclosed.

Use of Estimates - In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. The Corporation maintains deposit accounts in various financial institutions which generally exceed FDIC insured limits or are not insured. Management believes the Corporation is not exposed to any significant interest rate or other financial risk as a result of these deposits.

Available-For-Sale Securities

Available-for-sale securities consist of bonds, notes and debentures not classified as held-to-maturity securities and recorded at their estimated fair value. Unrealized appreciation and depreciation, net of the effect of deferred income taxes, on available-for-sale securities are reported as a net amount in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of securities below cost that are determined to be other than temporary are reflected in earnings as realized losses. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method.


Loans Held for Investment and Related Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as scheduled. When the

O.A.K. FINANCIAL CORPORATION                       NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

accrual of interest is discontinued, all uncollected accrued interest is reversed. Interest income on such loans is recognized only to the extent cash payment is received. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Mortgage Banking Activities

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Gains and losses on sales of such loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold, adjusted for any yield differential, servicing fees and servicing costs applicable to future years. Net unrealized losses are recognized in a valuation allowance by charges to income.

The Bank currently retains servicing on all loans originated and sold into the secondary market. Originated mortgage servicing rights ("OMRS") retained are recognized for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment rate of the underlying mortgage. The carrying value of the mortgage servicing rights is periodically evaluated for impairment.

Loan administration fees earned for servicing loans for others are generally calculated based on the outstanding principal balances for the loans serviced and are recorded as revenue when received.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.


Foreclosed Real Estate


Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at fair value at the date of foreclosure less estimated cost to sell, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is recorded at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses fro foreclosed assets.

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line and accelerated methods based upon the useful lives of related assets which generally range from 5 to approximately 40 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

Net Income Per Share

Net income per share of common stock is calculated on the basis of the weighted average number of common shares outstanding, which was approximately 2,031,000 in 1999, 2,000,000 in 1998 and 2,010,000 in 1997. The effect of the assumed issuance of the performance based incentive share awards and the assumed exercise of the outstanding stock options had no effect in the calculation of net income per share assuming dilution.

Federal Income Taxes

Federal income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of the taxes currently due plus deferred taxes. Deferred income taxes are recognized for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recorded or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As changes in income tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes.

The Corporation and its subsidiary file a consolidated federal income tax return on a calendar year basis.

Restricted Investments

The Bank is a member of the Federal Home Loan Bank System and is required to invest in capital stock of the Federal Home Loan Bank of Indianapolis ("FHLB"). The amount of the required investment is determined and adjusted annually by the FHLB. The investment is carried at cost plus the value assigned to stock dividends.

The Bank is also a member of the Federal Reserve Bank System ("FRB"). The amount of the required investment is determined by the FRB at the time the Bank becomes a member. The amount of the investment may be adjusted thereafter and is carried at cost.

Reclassifications

Certain  amounts  as  originally  reported  in the 1998  and  1997  consolidated
financial   statements   have  been   reclassified  to  conform  with  the  1999
presentation.

New Accounting Standards

The Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS #133") in June 1998. SFAS #133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for changes in value of derivatives will depend upon the use of derivatives and whether they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier applications allowed and is to be applied prospectively. The Corporation does not use interest rate swaps or other derivatives in its management of risk and accordingly this statement is not expected to have a material impact on the Corporation's financial statements.

O.A.K. FINANCIAL CORPORATION                        NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                 FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized appreciation, gross unrealized depreciation and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

                                                                          Gross                   Gross
                                               Amortized                Unrealized              Unrealized              Fair
1999                                             Cost                  Appreciation            Depreciation            Value
U.S. government and
    federal agency                             $38,328,604            $       55,647           $   805,829           $37,578,422
States and political subdivisions               23,393,327                   162,987               355,553            23,200,761
Other                                              870,698                         -                     -               870,698
                                             -------------            --------------           -----------         -------------
Total                                          $62,592,629            $      218,634            $1,161,382           $61,649,881
                                             =============            ==============           ===========         =============


1998

U.S. government and
    federal agency                             $32,109,957            $       391,951           $  48,809            $32,453,099
States and political subdivisions               20,083,303                    927,464               3,577             21,007,190
Other                                            1,622,379                          -                   -              1,622,379
                                             -------------            ---------------          ----------         --------------
Total                                          $53,815,639            $     1,319,415           $  52,386            $55,082,668
                                             =============            ===============          ==========         ==============

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 1999 is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Amortized           Fair
                                                                                        Cost              Value
Due in one year or less                                                              $  1,219,110        $  1,228,584

Due after one year through five years                                                   8,412,203           8,485,850
Due after five years through ten years                                                 20,643,525          20,191,066

Due after ten years                                                                     4,272,434           4,102,641
                                                                                     ------------        ------------
Subtotal                                                                               34,547,272          34,008,141
Mortgage-backed securities                                                             28,045,357          27,641,740
                                                                                     ------------        ------------
Total                                                                                 $62,592,629         $61,649,881
                                                                                     ============        ============

Investment income from taxable and nontaxable securities for the years ended December 31, is as follows:

                                                                        1999                1998                 1997
Taxable                                                               $2,173,429           $2,322,330          $2,622,734
Nontaxable                                                             1,091,186            1,074,603             988,148
                                                                      ----------          -----------         -----------
Total                                                                 $3,264,615           $3,396,933          $3,610,882
                                                                      ==========          ============        ===========

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Proceeds from sales of available-for-sale securities during 1999, 1998 and 1997 were $3,313,371, $2,213,374 and $7,445,638, respectively. The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

                                                            1999                1998               1997
Gross realized gains                                      $532,915          $231,259           $  87,375

Gross realized losses                                            -           (27,183)            (21,185)
                                                       -----------         ---------           ---------
Net realized gain on sales of
     available-for-sale securities                        $532,915          $204,076           $  66,190
                                                       ===========         =========           =========

The  tax  provision   applicable  to  these  net  realized   gains  amounted  to
approximately $181,000, $69,000 and $23,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Investment securities with carrying values of approximately $53,069,000 and $34,943,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.


3.   LOANS

The Bank grants commercial, consumer and residential loans to customers primarily in a fifteen mile radius of its branches which are located south of Grand Rapids, Michigan. Substantially all of the consumer and residential loans are secured by various items of property, while commercial loans are secured primarily by business assets and personal guarantees; a portion of loans are unsecured. The source of repayment of approximately 20% of the loan portfolio is generated from cash flows from developers an owners of commercial real estate.


Major loan classifications at December 31 are as follows:

                                                                                     1999                1998
Commercial real estate                                                           $140,647,468        $114,248,448

Residential real estate                                                            41,985,097          36,554,021
Commercial                                                                         58,792,864          40,825,169
Consumer                                                                           46,404,313          30,505,562
                                                                                -------------       -------------
Total loans receivable, net of deferred loan
    fees of $135,189 ($142,131 - 1998)                                            287,829,742          222,133,200

Less allowance for loan losses                                                      3,550,553            2,879,376
                                                                                -------------       --------------
Loans receivable, net                                                            $284,279,189         $219,253,824
                                                                                =============       ==============

At December 31, 1999, scheduled maturities of loans with fixed rates of interest are as follows:

One year or less                                                 $   24,863,104
One to five years                                                   174,492,566
Over five years                                                      30,805,360
                                                                 --------------
Total                                                              $230,161,030
                                                                 ==============

O.A.K. FINANCIAL CORPORATION                          NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Variable rate loans in the amount of $57,668,712 at December 31, 1999 reprice quarterly or more frequently.

The Bank services loans for others which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and processing foreclosures. Loans being serviced as of December 31, 1999, 1998 and 1997, approximated $146,000,000, $127,000,000 and
$93,000,000, respectively; such loans are not included in the accompanying consolidated balance sheets.

The following table summarizes mortgage servicing rights capitalized and amortized and the fair value of mortgage servicing rights included in other assets in the accompanying consolidated balance sheets as of December 31:

                                                                 1999                 1998                1997
Balance, beginning of year                                     $     918,093        $    213,827        $          -
  Mortgage servicing rights capitalized                              491,995             798,975             226,289
  Amortization                                                      (194,715)            (94,709)            (12,462)
Balance, end of year                                           $   1,215,373        $    918,093        $    213,827
                                                               =============        ============        ============

Information  regarding  impaired loans is as follows for the year ended December
31:

                                                              1999                     1998                  1997
Balance of impaired loans at year-end                       $5,474,469               $570,280               $478,250

Allowance for loan losses allocated
    to the impaired loan balance                               401,467                202,021                 47,716

Average investment in impaired loans                         1,607,204                445,645                620,890

Interest income recognized on
    impaired loans (no interest
    income was recognized on the
    cash basis)                                                151,414                 44,818                 42,940

No additional funds are committed to be advanced in connection with impaired loans.

4.   ALLOWANCE FOR LOAN LOSSES

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                              1999                    1998                  1997
Balance, beginning of year                                 $2,879,376             $2,565,430           $2,375,970

Provision for loan losses                                   1,250,000                400,000               50,000
Recoveries                                                     91,451                121,382              263,109
Loans charged off                                            (670,274)              (207,436)            (123,649)
                                                          -----------            -----------          -----------
Balance, end of year                                       $3,550,553             $2,879,376           $2,565,430
                                                          ===========            ===========          ===========

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                                                   1999                  1998
Land                                                                             $2,164,869         $  2,099,757

Buildings and improvements                                                        8,206,963            5,252,099
Furniture and equipment                                                           4,924,288            3,714,796
                                                                                -----------         ------------
Total premises and equipment                                                     15,296,120           11,066,652

Less accumulated depreciation                                                     4,677,550            3,973,887
                                                                                -----------         ------------
Premises and equipment, net                                                     $10,618,570         $  7,092,765
                                                                                ===========         ============

6.   DEPOSITS

The following is a summary of the distribution of deposits at December 31:

                                                                                   1999                     1998
Interest bearing
  NOW accounts                                                                  $  19,812,110           $  17,182,308
  Savings                                                                          38,760,645              36,980,476
  Money market demand                                                              30,461,552              26,508,552
  Time, $100,000 and over                                                          32,610,542              14,676,281
  Other time                                                                       93,514,880              86,441,636
                                                                                -------------            ------------
Total interest bearing                                                            215,159,729             181,789,253

Noninterest bearing demand                                                         39,006,319              35,501,554
                                                                                -------------            ------------
Total deposits                                                                  $ 254,166,048            $217,290,807
                                                                                =============            ============

At December 31, 1999, scheduled maturities of time deposits are as follows:

2000                                                                            $  96,123,802
2001                                                                               16,721,710
2002                                                                                7,296,290
2003                                                                                1,607,325
2004                                                                                4,376,295
                                                                                -------------
Total time deposits                                                              $126,125,422
                                                                                =============

Interest expense on time deposits issued in denominations of $100,000 or more was approximately $1,365,000 in 1999, $721,000 in 1998 and $520,000 in 1997.

O.A.K. FINANCIAL CORPORATION                          NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   BORROWED FUNDS

Borrowed funds at December 31, consist of the following obligations:

                                                                                     1999                   1998
Federal funds purchased                                                           $22,200,000             $14,200,000

Federal Home Loan Bank advances                                                    28,000,000              12,000,000
Treasury tax and loan note option                                                   4,000,000               1,552,803
Other borrowings                                                                      205,599                       -
                                                                                -------------            ------------
Total borrowed funds                                                              $54,405,599             $27,752,803
                                                                                =============            ============

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government agency securities with a combined carrying value of approximately $39,898,000 and $12,749,000 at December 31, 1999 and 1998, respectively.

The Treasury Tax and Loan Note option is collateralized by U.S. government agency securities with a carrying value of approximately $4,521,000 and $2,714,000 at December 31, 1999 and 1998, respectively. The Treasury Tax and Loan Note option is a daily borrowing with the Federal Reserve Bank, due on demand at 25 basis points below the national federal fund interest rate (5.50% at December 31, 1999).

The Federal Home Loan Bank advances at December 31, 1999 and 1998 and their contractual maturities are as follows:

                                                  Rate at
                                                 December 31                 1999                    1998
Putable fixed rate advances:
December 14, 1999                                   6.18%                     $        -           $  2,000,000
December 22, 1999                                   6.02%                              -              2,000,000
July 10, 2000                                       6.20%                      2,000,000              2,000,000
September 25, 2000                                  6.05%                      2,000,000                      -
December 13, 2000                                   6.26%                      4,000,000                      -
January 22, 2001                                    5.57%                      2,000,000              2,000,000
May 4, 2001                                         5.96%                      2,000,000              2,000,000
September 24, 2001                                  6.26%                      2,000,000                      -
November 2, 2001                                    6.36%                      2,000,000                      -
May 1, 2002                                         6.44%                      2,000,000                      -
August 21, 2003                                     5.73%                      2,000,000              2,000,000
                                                                       -----------------       ----------------
                                                                              20,000,000             12,000,000
Short-term variable rate advances:

January 31, 2000                                    4.05%                      6,000,000                      -
July 12, 2000                                       5.13%                      2,000,000                      -
                                                                       -----------------       ----------------
                                                                             $28,000,000            $12,000,000
                                                                       =================       ================

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at December 31, 1999 and 1998 mature within one day from the transaction date and have an average interest rate of 4.29% and 3.0%, respectively. The U.S. government agency securities
underlying  the   agreements   have  a  carrying  value  and  a  fair  value  of
approximately  $29,049,000  and  $19,480,000  at  December  31,  1999 and  1998,
respectively. Such securities remain under the control of the Bank. The maximum amount outstanding at any month end during the years ended December 31, 1999 and 1998 was $28,965,000 and $17,272,000, respectively; the daily average balance was $21,221,000 and $12,195,000, respectively.

O.A.K. FINANCIAL CORPORATION                          NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.  FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended December 31 consists of:

                                                          1999                  1998                1997
Current                                                 $1,876,000            $1,947,000         $1,953,700
Deferred (benefit)                                         (85,000)              121,000             61,300
                                                       -----------         -------------       ------------
Federal income tax expense                              $1,791,000            $2,068,000         $2,015,000
                                                       ===========         =============       ============

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:

                                                          1999                    1998                  1997
Statutory rate applied to income
      before income taxes                               $2,148,798            $2,428,756          $2,257,829
Effect of tax-exempt interest
      income                                              (341,898)             (387,285)           (355,031)
Change in valuation allowance                              (20,000)                    -              64,000
Other - net                                                  4,100                26,529              48,202
                                                       -----------         -------------       -------------
Federal income tax expense                              $1,791,000            $2,068,000          $2,015,000
                                                       ===========         =============       =============

The net deferred income tax asset (liability) as of December 31, is comprised of the tax effect of the following temporary differences:

                                                                                     1999                  1998
Deferred tax assets
         Allowance for loan losses                                               $1,106,000         $   878,000
      Deferred compensation plan                                                    264,000             245,000
      Deferred loan fees                                                              2,000               3,000
                                                                                -----------         -----------
Total deferred tax assets                                                         1,372,000           1,126,000
Valuation allowance                                                                (699,000)           (719,000)
                                                                                -----------         -----------
Net deferred tax assets                                                             673,000             407,000

Deferred tax liabilities
      Depreciation                                                                  (74,000)                  -
      Discount accretion                                                            (31,000)            (25,000)
      Loan servicing rights                                                        (413,000)           (312,000)
                                                                                -----------         -----------
Total deferred tax liabilities                                                     (518,000)           (337,000)
                                                                                -----------         -----------
Net deferred tax assets entering into the determination
      of the provision for federal income taxes                                     155,000              70,000

Additional deferred tax asset (liability) related to
      other comprehensive income                                                    321,000            (430,000)
                                                                                -----------         -----------
Net deferred tax asset (liability) included in other assets
(liabilities) on the accompanying consolidated balance sheets                   $   476,000         $  (360,000)
                                                                                ===========         ===========

O.A.K. FINANCIAL CORPORATION                           NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.  RELATED PARTY TRANSACTIONS

Loans

Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $5,282,000 and $6,420,000 at December 31, 1999 and 1998, respectively; new loans and repayments during 1999 were approximately $2,626,000 and $3,764,000, respectively.

Deposits

Deposits of Bank directors,  executive officers and their related interests were
approximately   $1,863,000  and  $1,004,000  at  December  31,  1999  and  1998,
respectively.


11.  OFF-BALANCE SHEET ACTIVITIES

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank follows the same credit policy to make such commitments, including collateral as is followed for those loans recorded in the consolidated financial statements; no significant losses are anticipated as a result of these commitments.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.


At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                    Contract Amount
                                                               1999                   1998
Commitments to grant loans                                  $22,056,000            $46,556,000
Unfunded commitments under lines of credit                   82,005,000             48,603,000
Commercial and standby letters of credit                      2,506,000              2,532,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FRB, that if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, capital and certain off-balance-sheet items as defined in the regulations and calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 1999 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are als presented in the table.

                                                                                           Minimum To Be Well
                                                                                           Capitalized Under
                                                              Minimum Capital              Prompt Corrective
                                     Actual                      Requirement               Action Provisions
                              Amount         Ratio          Amount         Ratio          Amount         Ratio
                                                          (Dollars in thousands)
As of December 31, 1999
Total capital to risk
  weighted assets
   Consolidated               $44,734        14.19%         $25,216        8.0%           $  N/A         N/A%
   Bank                        43,131        13.70           25,190        8.0            31,164         10.0
Tier 1 capital to risk
  weighted assets
   Consolidated                41,183        13.07           12,608        4.0               N/A         N/A
   Bank                        39,580        12.57           12,595        4.0            18,893          6.0
Tier 1 capital to
  average assets
   Consolidated                41,183        12.64           13,038        4.0               N/A         N/A
   Bank                        39,580        12.15           13,027        4.0            16,284          5.0

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                          Minimum To Be Well
                                                                                          Capitalized Under
                                                                Minimum Capital          Prompt Corrective
                                     Actual                       Requirement             Action Provisions
                              Amount           Ratio         Amount      Ratio            Amount     Ratio
                                                           (Dollars in thousands)
As of December 31, 1998
Total capital to risk
  weighted assets
   Consolidated                  $42,111    17.20%          $19,587        8.0%      $   N/A          N/A%
   Bank                           39,305    16.22            19,386        8.0        24,232          10.0
Tier 1 capital to risk
  weighted assets
   Consolidated                   39,232    16.02             9,776        4.0           N/A           N/A
   Bank                           36,426    14.97             9,733        4.0        14,600           6.0
Tier 1 capital to
  average assets
   Consolidated                   39,232    14.74            10,646        4.0           N/A           N/A
   Bank                           36,426    13.73            10,612        4.0        13,265           5.0

The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 1999 and 1998, those required reserve balances were $2,711,000 and $1,737,000, respectively.

The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years. The amount that was not subject to this restriction is approximately $6,019,000 at January 1, 2000. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.


13.  EMPLOYEE BENEFIT PLANS

401(k), Profit Sharing and Employee Stock Ownership Plan (ESOP) - The Bank maintains a 401(k) Profit Sharing and Employee Stock Ownership Plan (the "Plan") for substantially all employees. Under the 401(k) feature of the Plan, employees may make voluntary contributions based on a percentage of covered compensation. The Bank, at the discretion of the Board of Directors, may make matching contributions and/or a profit sharing contribution. The Bank's matching and profit sharing contributions were $200,332 $240,200 and $203,055 for 1999, 1998 and 1997, respectively.

The 401(k) and Profit Sharing Plan was amended as of January 29, 1999 to include the ESOP. Under the guidelines of the amended Plan, any employee who has attained the age of 21 and has completed six months of employment is eligible to participate in the ESOP. The ESOP borrowed $500,000 from the Company to purchase 10,000 shares of O.A.K. Financial Corporation's common stock at a price of $50 per share. The loan is collateralized by the unearned shares of common stock purchased by the ESOP; interest is charged at 7.5%. The loan will be repaid over a period of 10 years principally from the portion of the Bank's discretionary contribution and with any dividends received on the unallocated shares of common stock. Shares purchased by the ESOP are held in suspense until allocated among Plan participants as the loan is repaid. Contributions to the ESOP were $63,415 during the year ended December 31, 1999.

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Contributions to the ESOP and shares released from suspense proportional to the repayment of the ESOP loan are allocated among Plan participants on the basis of compensation in the year of allocation. Benefits are vested as the participant accumulates years of service with the Bank. A participant becomes 20% vested after three years of service and is 100% vested after seven years of credited service. Prior to the seven years of credited service, a person who terminates employment for reasons other than death, normal retirement or disability will receive only their vested portion of the ESOP benefit. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable in stock or cash upon termination of employment. The Bank's contributions to the ESOP are not fixed, so benefits under the ESOP cannot be estimated. ESOP participants receive distributions from their ESOP accounts only upon termination of service.

For the year ended December 31, 1999, 1,153 common shares with an average fair value of $55 per share, were committed to be released. No shares have been allocated as of that date. The fair value of unearned shares at December 31, 1999 was $550,000.

Stock Compensation and Stock Option Plans - A Stock Compensation Plan was established as of January 28, 1999 to enable key employees to participate in the future growth and profitability of the Corporation by offering them incentive compensation through the issuance of stock options and performance share awards, which are vested based on achievement of performance goals.

Performance share awards are earned and vested at the rate of 10% per year and become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 1999, 9,250 performance shares were awarded at an average weighted fair value of $50 per share totaling $462,500.

The Company also has a Stock Option Plan for non-employee directors in addition to the Stock Compensation plan for key employees.

The following table summarizes information about stock option transactions:

                                                                        Available           Options              Exercise
                                                                        For Grant          Outstanding             Price
Outstanding, January 1, 1999                                                     -                 -                   -

Shares available for grant                                                 200,000                 -              $50.00

Granted under Stock Option Plan                                            (2,500)             2,500               50.00
Granted under Stock Compensation Plan                                      (9,250)             9,250               50.00
                                                                      -----------         ----------            --------
Outstanding, December 31, 1999                                            188,250             11,750              $50.00
                                                                      ===========         ==========            ========

Under the terms of the Plans none of the options were exercisable at December 31, 1999.

All options expire 10 years after the date of the grant; 155,750 shares are reserved for future issuance under the Stock Compensation Plan and 32,500 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

The Corporation has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and,
accordingly, stock options do not constitute compensation expense in the determination of net income. Had stock compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" there would have been no proforma effect on the consolidated results of operations.

Deferred Compensation - The Bank sponsors a deferred compensation plan for all directors who wish to participate. The cost of the plan was $204,000, $152,000 and $109,000 in 1999, 1998 and 1997, respectively. The accrued benefit obligation for this plan was $775,707 and $717,578 as of December 31, 1999 and 1998, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

O.A.K. FINANCIAL CORPORATION                         NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.  CONTINGENCIES

The Bank is party to litigation arising in the normal course of business. In the opinion of management, based on consultation with legal counsel, liabilities from such litigation, if any, would not have a material effect on the Corporation's consolidated financial statements. As a result of acquiring real estate from foreclosure proceedings, the Bank is subject to potential claims and possible legal proceedings involving environmental matters. No such claims have been asserted at December 31, 1999.


15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair values of certain financial instruments and all nonfinancial instruments are excluded from disclosure. These include, among other elements, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items. Accordingly, the aggregate fair values ar not necessarily indicative of the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments.

Cash and Cash Equivalents - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

Investment Securities - Fair values for investment securities are generally based on quoted market prices.

Restricted Investments - The carrying value of Federal Home Loan Bank stock and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

Loans Receivable - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values approximate carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans Held for Sale - The fair value of loans held for sale, including the fair value of associated mortgage servicing rights, is estimated based on the present value of estimated future cash flows of the loan and related servicing rights using a discount rate commensurate with the risks associated with the respective financial instruments.

Deposit Liabilities - The fair values for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) which have no stated maturity are, by definition, equal to the amount payable on demand. Approximately 65% and 53% of the Bank's deposits at December 31, 1999 and 1998, respectively have fair values equal to carrying values. The carrying amounts for variable rate certificates of deposit and other variable rate time deposits approximate their fair values at the reporting date. Fair values for fixed rate time deposits and other time deposits with stated maturities are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected monthly maturities.

O.A.K. FINANCIAL CORPORATION                        NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                 FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Securities Sold Under Agreements to Repurchase Fair value approximates the carrying value since the majority of these instruments were entered into at our near December 31, 1999 and 1998.

Borrowed Funds - The carrying amounts of federal funds purchased, treasury tax and loan note options, and variable rate advances approximate their fair values. The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements. Off-Balance-Sheet Instruments - Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. As the Bank does not charge fees for lending commitments, it is not practicable to estimate the fair value of these instruments.


The estimated fair values of the Bank's financial instruments at December 31, are as follows:

1999                                                                                Carrying                  Fair
                                                                                     Amount                  Value
Financial assets
    Cash and cash equivalents                                                   $  10,054,389           $  10,054,389

    Available-for-sale securities                                                  61,649,881              63,649,881
    Loans receivable, net                                                         284,279,189             282,255,966
    Loans held for sale                                                               632,038                 632,038
    Accrued interest receivable                                                     2,716,837               2,716,837
    Restricted investments                                                          2,000,000               2,000,000

Financial liabilities
    Deposits                                                                      254,166,048             254,105,180
    Borrowed funds                                                                 54,405,599              54,230,776
    Securities sold under agreements
      to repurchase                                                                24,424,351              24,424,351
    Other liabilities                                                               1,819,097               1,819,097

1998

Financial assets
    Cash and cash equivalents                                                   $   8,913,513            $  8,913,513

    Available-for-sale securities                                                  55,082,668              55,082,668
    Loans receivable, net                                                         219,253,824             223,293,988
    Loans held for sale                                                             4,679,962               4,679,962
    Accrued interest receivable                                                     2,026,185               2,026,185
    Restricted investments                                                          1,263,900               1,263,900

Financial liabilities
    Deposits                                                                      217,290,807             218,071,445
    Borrowed funds                                                                 27,752,803              27,913,887
    Securities sold under agreements
      to repurchase                                                                14,373,304              14,373,304
    Other liabilities                                                               2,124,091               2,124,091

O.A.K. FINANCIAL CORPORATION                          NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16. O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

The following summarizes parent company only condensed balance sheets as of December 31, 1999 and 1998 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 1999:

                                               Condensed Balance Sheets


                                                                                      1999                  1998
Assets
    Cash                                                                         $  1,346,061       $       416,959
    Investment in subsidiary                                                       39,655,037            37,983,469
    Available-for-sale securities                                                     832,023             1,612,479
                                                                                -------------       ---------------
Total assets                                                                      $41,833,121           $40,012,907
                                                                                =============       ===============

Other borrowed funds                                                             $    500,000       $        59,922

Other liabilities                                                                      75,607                     -

Stockholders' equity                                                               41,257,514            39,952,985
                                                                                -------------       ---------------
Total liabilities and stockholders' equity                                        $41,833,121           $40,012,907
                                                                                =============       ===============

                         Condensed Statements of Income

                                                              1999                   1998                  1997
Income
    Dividends from subsidiary                                $  816,710           $2,362,500            $4,543,040
    Interest from available-for-sale securities                  36,045               59,065                38,876
    Net realized gain on sale of
      available-for-sale securities                             507,134              209,722                     -
                                                            -----------         ------------           -----------
Total income                                                  1,359,889            2,631,287             4,581,916

Other expenses                                                  202,937              119,307                38,876
                                                            -----------         ------------           -----------
Income before equity in undistributed net
    income of subsidiary                                      1,156,952            2,511,980             4,543,040
Equity in undistributed net income of
    subsidiary                                                3,372,041            2,563,539                82,934
                                                            -----------         ------------           -----------
Net income                                                   $4,528,993           $5,075,519            $4,625,974
                                                            ===========         ============           ===========

O.A.K. FINANCIAL CORPORATION                       NOTES TO CONSOLIDATED
     AND SUBSIDIARY                                FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                               Condensed Statements of Cash Flows

                                                                  1999              1998                 1997
Cash flows from operating activities
    Net income                                               $4,528,993          $ 5,075,519         $ 4,625,974
    Adjustments to reconcile net income
      to net cash provided by operating
      activities
         Net gain on available-for-sale securities             (507,134)                   -                   -
         Undistributed earnings of subsidiary                (3,372,041)          (2,563,539)            (82,934)
         Changes in other liabilities                            15,685               59,922                   -
                                                            -----------         ------------        ------------
Net cash provided by operating
    activities                                                  665,503            2,571,902           4,543,040
                                                            -----------         ------------        ------------
Cash flows from investing activities
    Available-for-sale securities
      Proceeds from sales                                     1,287,854              204,823                   -
      Purchases                                                       -              (12,500)         (1,011,272)
                                                            -----------         ------------        ------------
Net cash provided by (used in)
    investing activities                                      1,287,854              192,323          (1,011,272)

Cash flows from financing activities
    Proceeds from common stock issued                           650,001                    -                   -
    Repurchase and retirement of common
      shares                                                          -                    -            (419,832)
    Dividends paid                                           (1,674,256)          (2,350,000)         (3,115,620)
                                                            -----------         ------------        ------------
Net cash used in financing activities                        (1,024,255)          (2,350,000)         (3,535,452)
                                                            -----------         ------------        ------------
Net increase (decrease) in cash and cash
    equivalents                                                 929,102              414,225              (3,684)

Cash and cash equivalents, beginning of year                    416,959                2,734               6,418
                                                            -----------         ------------        ------------
Cash and cash equivalents, end of year                       $1,346,061         $    416,959          $    2,734
                                                            ===========         =============       ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors

     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Information About Directors and Nominees" on pages 4 through 5 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 27, 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11.  Executive Compensation.

     The information set forth under the caption "Executive Compensation Summary" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 27, 2000 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on page 6 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption "Voting Securities and Beneficial Ownership of Management" on page 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 27, 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain Transactions" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 27, 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)       1.       Financial Statements

                   Independent Auditors' Report
                   Consolidated Financial Statements
                       Consolidated Balance Sheets as of
                           December 31, 1999 and 1998
                       Consolidated Statements of Income for the Years Ended
                           December 31, 1999, 1998 and 1997
                       Consolidated Statements of Comprehensive Income for the
                           Years Ended December 31, 1999, 1998 and 1997
                       Consolidated   Statements  of  Changes  in  Stockholders'
                           Equity for the Years Ended December 31, 1999, 1998 and 1997
                       Consolidated  Statements  of Cash  Flows  for each of the
                           Years Ended December 31, 1998, 1998 and 1997
                       Notes to Consolidated Financial Statements

          2.       Financial Statement Schedules
                   Not applicable

          3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2000.

                                    O.A.K. FINANCIAL CORPORATION


                                    /s/ John A. Van Singel
                                    John A. Van Singel
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Martin R. Braun
                                    Martin R. Braun
                                    Vice President
                                    (Principal Financial and Accounting Officer)


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

        Signature                                                      Date


/s/ Robert Deppe                                                   March 9, 2000
Robert Deppe

/s/ Norm Fifelski                                                  March 9, 2000
Norman Fifelski

/s/ Dellvan Hoezee                                                 March 9, 2000
Dellvan Hoezee

/s/ John Peterson                                                  March 9, 2000
John Peterson

/s/ Lois Smalligan                                                 March 9, 2000
Lois Smalligan

/s/ John A. Van Singel                                             March 9, 2000
John A. Van Singel

/s/ David Van Solkema                                              March 9, 2000
David Van Solkema

____________________________                                       March 9, 2000
Gerald Williams

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number
------

10        Director Deferred Compensation Plan

21        Subsidiaries of Registrant

27        Financial Data Schedule


     The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number
------

3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

3.2 Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares, incorporated by reference to Exhibit 3 of Registrant's Report on Form 10-K for the year ended December 31, 1998.

3.3 Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

4 Form of Registrant's Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

10.1 1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.2 Nonemployee Directors' Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.3 1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant's Registration Statement on Form 10, as amended.

EXHIBIT 10 - FORM OF DIRECTOR DEFERRED COMPENSATION PLAN

                         DEFERRED COMPENSATION AGREEMENT

     THIS  DEFERRED   COMPENSATION   AGREEMENT  dated  this  __________  day  of
_________________ by and between BYRON CENTER STATE BANK, hereinafter the "Company", and __________________________________, hereinafter the "Director".

                                    RECITALS

     WHEREAS, Director is a director of the Company; and

     WHEREAS, the services of Director and Director's experience and the knowledge of the affairs of the Company are extremely valuable to the Company; and

     WHEREAS, the Company desires that Director remain in its service, wishes to continue to receive the benefit of Director's knowledge and experience, and is willing to offer Director an incentive in the form of deferred compensation.

                                    AGREEMENT

     NOW, THEREFORE, the parties hereto agree as follows:

          1. Duties and Compensation. Director shall remain a director of the Company with Director's duties, compensation and terms of employment in that capacity to be such as may be determined from time to time by the Board of Directors until such service is terminated by either the Company or Director. If Director remains as a director of the Company until retirement, Director shall further be entitled to such amounts of deferred compensation as are provided hereinafter.

          2. Deferred Compensation Account.

               (a) In lieu of paying the Director an annual retainer for services as a director of the Company, the Company shall each year credit as deferred compensation to an account for Director's benefit an amount equal to the amount of the annual retainer which would otherwise be payable to the Director for service as a director of the Company for the following twelve months. The Company shall maintain the account on its records and designated as the Deferred Compensation Account for Director. Director shall be informed in writing by the Company of the amount of deferred compensation, and the time as of which such deferred compensation is credited to Director's Deferred Compensation Account. Any amounts of deferred compensation credited to Director's Deferred Compensation Account may be kept in cash or invested and reinvested in mutual funds, stocks, bonds, securities, a policy or policies of life insurance on Director's life, or any other assets, or such amount may be used by th Company in connection with the operation of its business, as may be determined by the Board of Directors of the Company.

               (b) As an investment for Director's Deferred Compensation Account, the Board of Directors may direct the Company to purchase a policy of life insurance on the life of Director. In the event that such a life insurance policy is purchased for purposes of this Agreement, the Company shall be the applicant, owner and beneficiary of the policy. The Company shall have all rights under the policy and all incidents of ownership under the policy.

          3. Payment of Deferred Compensation at Retirement. Upon Director's retirement, the Company shall pay Director deferred compensation in equal annual installments for 15 years certain, an amount determined to be the greater of (a) or (b) as follows:

               (a) One-fifteenth (1/15) of the amount credited to Director's Deferred Compensation Account, if any, upon the date Director retires.

               (b) The sum of the following:

                    (i) An  amount  equal to  one-fifteenth  (1/15)  of the cash value, if any, on the date Director retires of any insurance policy purchased by the Company on Director's life as an investment for purposes of this Deferred Compensation Agreement; plus

                    (ii) An amount equal to the increase, if any, in cash value, from the policy anniversary date in the year of retirement to the policy anniversary date following the year of retirement.

          4.   Commencement   of  Deferred   Compensation   Payments.   Deferred
     Compensation payments shall commence at retirement of the Director. Normal retirement shall be age 65.

          At the request of the Director and subject to approval of the Board of Directors, retirement of the Director can commence at an age other than 65.

          The amount of such payments will be determined in accordance with the formula in paragraph 3, as of the date the Director actually retires.

          Postponing or accelerating the normal retirement age under this paragraph is subject to the sole and absolute discretion of the Board of Directors. The Director shall not participate in any way in the Board's decision as to any such postponement or acceleration. Once the Director attains normal retirement age, or is granted early retirement by the Board of Directors of the Company, benefits will not be subject to a risk of forfeiture.

          5. Payment of Deferred Compensation In Event of Director's Total And Permanent Disability. In the event of Director's total and permanent disability prior to commencement of payments provided under paragraphs 3 or 4, the Company shall pay Director the deferred compensation in the same amount and the same manner and schedule as set forth in paragraphs 3 and 4 when the Director attains normal retirement age.

          6. Payment of Death Benefit In Lieu Of Deferred Compensation. In the event of Director's death when Director has not begun receiving payments of deferred compensation under paragraphs 3 or 4, the Company shall pay
     Director's designated beneficiary a death benefit, in lieu of deferred compensation, in an amount determined to be the greater of (a) or (b) as follows:

               (a) The amount credited to Director's Deferred Compensation Account, if any, upon the date of Director's death.

               (b) An amount equal to 10 percent of the death benefit, if any, received by the Company as a result of Director's death from any insurance policy purchased by the Company on Director's life as an investment for purposes of this Deferred Compensation Agreement, payable each year for 10 years.

          Payment under this paragraph shall commence within 6 months following the date of the Director's death. Payment of this benefit shall be in lieu of deferred compensation benefits described in paragraphs 3 and 4. Payment under this paragraph will constitute complete and total satisfaction of the obligations of the Company provided under this Agreement.

          7. Payment of Deferred Compensation In Event of Director's Death When Director Has Begun Receiving Payments Under Paragraphs 3 or 4. In the event of Director's death when Director has begun receiving payments under paragraphs 3 or 4, the Company shall pay Director's designated beneficiary the remaining annual deferred compensation payments, if any, to complete the 15 year certain requirement.

          Any payments becoming due to the Director's designated beneficiary shall be made in the same amount and at the same time as would have been paid to the Director, until the Company has paid a total of 15 annual installments to the Director and/or the Director's designated beneficiary.

          8. No Duplication of Deferred Compensation. Deferred compensation shall not be paid to Director, or to his designated beneficiary, under greater than one of the following paragraphs of the Agreement: 3, 4, 6 and 7.

          9. Designated Beneficiary. For purposes of this Agreement, the designated beneficiary shall be as provided on Exhibit "A" attached to this Agreement. Director may change the designated beneficiary by notice in writing to the Company at any time. If the designated beneficiary shall die after commencement of payments to the designated beneficiary, remaining payments, if any, shall be paid to the estate of the designated beneficiary.

          10. Prohibition Against Assignment. Except as otherwise expressly provided herein, Director agrees on behalf of himself and on behalf of his personal representatives, heirs, legatees, distributees and any other person or persons claiming any benefits under him by virtue of this Agreement, that this Agreement and the rights, interests and benefits hereunder shall not be assigned, transferred, pledged or hypothecated in any way by Director or any personal representative, heir, legatee, distributee or other person claiming under Director by virtue of this Agreement and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge or hypothecation or other disposition of the Agreement or of such rights, interests and benefits contrary to the foregoing provisions, or the levy of any attachment or similar process thereupon, shall be null and void and without effect and the Company shall have no further liability hereunder.

          11. Notices and Elections. Any notice or election to be given hereunder shall be sent by certified mail, return receipt requested, to the Company at its registered office and to Director at such address as is carried on the records of the Company. Either party may change the address to which notices are to be addressed by notice in writing given to the other in accordance with the terms hereof. The effective date of any such notice shall be the date of mailing, as determined by postmark.

          12. Funds. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, a fund, or fiduciary relationship between the Company and the Director, his designated beneficiary or any other person. Any funds, including all investments and any life insurance policies, used to determine payment under the Agreement shall be a part of the general funds and assets of the Company and subject to the claims of the Company's general creditors and no person other than the Company shall by virtue of the provisions of this Agreement have any right, interest, or title in such funds. To the extent that any person acquires a right to receive payments from the Company under this Agreement, such right shall be not greater than the right of any unsecured general creditor of the Company. Benefits provided by this Agreement are separate from and unrelated to the proceeds or value of any insurance policy purchased by the Company to informally fund this Agreement. Director shall not have any present right or interest in, nor any deferred claim to, or beneficial ownership of, any insurance policy held by the Company with respect to this Agreement.

          13. Acceleration of Benefits. At the discretion of the Board of Directors of the Company acting without any participation by the Director, the Company shall retain the right to accelerate the payment of any benefits remaining due to the Director or the Director's designated beneficiaries under this agreement. Any acceleration of benefits shall be discounted at an interest rate equal to the "Federal Funds Rate" which shall be the mean of the high and low rates quoted for Federal Funds in th "Money Rates" column of The Wall Street Journal for the business day preceding the date on which the Company notifies the Director or the Director's designated beneficiaries of the Company=s intention to accelerate payment. Any such payment will constitute complete and total satisfaction of the obligations of the Company provided under this Agreement.

          14. Effect Upon Director Relationship. Nothing in this Agreement shall be construed as granting Director the right to be continued as a director of the Company, or as a limitation on the right of the Company to terminate the service of Director at any time.

          15. Binding Effect. This Agreement shall be binding upon and inure to the benefit of any successor of the Company and any such successor shall be deemed substituted for the Company under the terms of this Agreement. As used in this agreement, the term "successor" shall include any person, firm, corporation, or other business entity which at any time, whether by merger, purchase or otherwise, acquires all or substantially all of the assets or business of the Company.

          16. Governing Law. This Agreement shall be interpreted, construed, enforced, and performed in accordance with the laws of the State of Michigan.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

DIRECTOR:                                COMPANY:




___________________________             By: ____________________________________

                                           Its _________________________________

                                   EXHIBIT "A"

                         DEFERRED COMPENSATION AGREEMENT

                           BENEFICIARY DESIGNATION FOR

                        --------------------------------


In the event of my death, my primary beneficiary shall be:

____________________________________________________________

In the event my primary beneficiary predeceases me my contingent beneficiary shall be:

____________________________________________________________



__________________________________           ________________________________
Print Witness Name                                  Print Director Name



__________________________________           ________________________________
Witness Signature                                   Director Signature


                                                Date:___________________________

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

::ODMA\PCDOCS\GRR\374343\2