Form 10-Q
period 2000-03-31
O A K FINANCIAL CORP
filed 2000-05-15
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,041,775 shares of the Company's Common Stock ($1 par value) were outstanding as of May 10, 2000.

                                      INDEX


                                                                          Page
                                                                       Number(s)

Part I.   Financial Information (unaudited):

          Item 1.
          Consolidated Financial Statements                                  3-7
          Notes to Consolidated Financial Statements                           8

          Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-17


          Item 3
          Quantitative and Qualitative Disclosures About Market Risk       17-18


Part II.  Other Information

          Item 6.
          Exhibits and Reports on Form 8-K                                    19


Signatures                                                                    20

      O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED BALANCE SHEETS
           AND SUBSIDIARY
--------------------------------------------------------------------------------

                                     ASSETS
                                                                                   March 31,           December 31,
                                                                                     2000                  1999
                                                                                  (Unaudited)
                                                                                -------------         ------------
Cash and due from banks.................................................       $   9,440,645          $ 10,054,389
Available-for-sale securities - amortized cost of
   $63,882,909 - 2000 ($62,592,629 - 1999)..............................          62,409,845            61,649,881
Loans receivable, net...................................................         303,745,688           284,279,189
Loans held for sale.....................................................             529,974               632,038
Accrued interest receivable.............................................           2,820,089             2,716,837
Premises and equipment, net.............................................          10,909,175            10,618,570
Restricted investments..................................................           2,710,000             2,000,000
Other assets............................................................           4,347,966             4,121,705
                                                                               -------------         -------------
                                  Total assets                                 $ 396,913,382         $ 376,072,609
                                                                               =============         =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    Deposits
Interest bearing........................................................       $ 234,890,850         $ 215,159,729
Noninterest bearing.....................................................          37,731,437            39,006,319
                                                                               -------------         -------------

                                 Total deposits                                  272,622,287           254,166,048

Borrowed funds..........................................................          52,079,801            54,405,599
Securities sold under agreements to repurchase..........................          27,549,836            24,424,351
Other liabilities.......................................................           2,696,363             1,819,097
                                                                               -------------         -------------

                               Total liabilities                                 354,948,287           334,815,095
                                                                               -------------         -------------

                              Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized
  2,041,775 shares issued and outstanding...............................           2,041,775             2,041,775
Additional paid-in capital..............................................           6,265,446             6,259,681
Retained earnings.......................................................          35,072,443            34,078,585
Accumulated other comprehensive loss....................................            (972,219)             (622,527)
Unallocated common stock held by ESOP...................................            (442,350)             (500,000)
                                                                               -------------         -------------

                           Total stockholders' equity                             41,965,095            41,257,514
                                                                               -------------         -------------
                   Total liabilities and stockholders' equity                  $ 396,913,382         $ 376,072,609
                                                                               =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

    O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
          AND SUBSIDIARY                            (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three Months ended March 31,
                                                                          ----------------------------
                                                                        2000                        1999
                                                                        ----                        ----
Interest Income
   Loans....................................................        $  6,559,037                $   4,915,221
   Available-for-sale securities............................             918,388                      772,414
   Restricted investments...................................              44,349                       22,697
   Federal funds sold.......................................                  37                            0
                                                                    ------------                -------------
   Total interest income....................................           7,521,811                    5,710,332
                                                                    ------------                -------------
Interest expense
   Deposits.................................................           2,376,005                    1,921,897
   Borrowed funds...........................................             837,960                      301,438
   Securities sold under agreements to repurchase...........             278,282                      129,278
                                                                    ------------                -------------
Total interest expense......................................           3,492,247                    2,352,613
                                                                    ------------                -------------
Net interest income.........................................           4,029,564                    3,357,719

Provision for loan losses...................................             330,000                      150,000
                                                                    ------------                -------------
Net interest income after provision for
    loan losses.............................................           3,699,564                    3,207,719
                                                                    ------------                -------------
Noninterest income
   Service charges..........................................             263,112                      157,092
   Net gain on sale of available-for-sale loans.............              56,788                      320,467
   Loan servicing fees......................................              35,076                       41,298
   Net gain on sale of available-for-sale securities........               2,000                            0
   Insurance premiums.......................................             260,945                      295,381
   Brokerage fees...........................................              85,818                       48,846
   Other....................................................              49,371                       42,125
                                                                    ------------                -------------
Total noninterest income....................................             753,110                      905,209
                                                                    ------------                -------------

Noninterest expenses
   Salaries and employee benefits.........................             1,761,687                    1,361,161
   Occupancy..............................................               186,735                      134,307
   Furniture and fixtures.................................               290,052                      201,042
   Michigan single business tax...........................                66,951                       35,080
   Printing and supplies..................................                90,924                       71,970
   Other..................................................               737,967                      556,946
                                                                    ------------                -------------
Total noninterest expense...................................           3,134,316                    2,360,506
                                                                    ------------                -------------
Income before federal income taxes..........................           1,318,358                    1,752,422

Federal income taxes........................................             324,500                      496,400
                                                                    ------------                -------------
Net income..................................................        $    993,858                $   1,256,022
                                                                    ============                =============
Net income per basic share of common stock..................        $       0.49                $        0.63
                                                                    ============                =============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                     CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                COMPREHENSIVE INCOME
                                                         (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months ended March 31,
                                                                ----------------------------

                                                               2000                     1999
                                                               ----                     ----
Other comprehensive (loss) income

Unrealized losses on available-for-sale securities
      arising during the year........................       $  (532,316)             $  (353,390)

Reclassification adjustment for realized
    gains included in net income.....................             2,000                        0
                                                            -----------              -----------
Comprehensive loss before income tax benefit.........          (530,316)                (353,390)

Income tax benefit related to comprehensive
     loss............................................           180,624                  117,223
                                                            -----------              -----------
    Other comprehensive loss.........................          (349,692)                (236,167)

Net income...........................................           993,858                1,256,022
                                                            -----------              -----------
Comprehensive income.................................       $   644,166              $ 1,019,855
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

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                          CHANGES IN STOCKHOLDERS' EQUITY
                                                    (Unaudited)
--------------------------------------------------------------------------------

                                                                             Three Months ended March 31,
                                                                             ----------------------------

                                                                           2000                         1999
                                                                           ----                         ----
Shares of common stock issued and outstanding
     Balance, beginning of period........................              2,041,775                      2,000,000
     Common stock issued.................................                      -                         13,000
     Issuance of common stock for business combination...                      -                         28,775
                                                                    ------------                   ------------
     Balance, end of period..............................              2,041,775                      2,041,775
                                                                    ============                   ============

Common Stock
     Balance, beginning of period........................           $  2,041,775                   $  1,014,388
     Common stock issued.................................                      -                         13,000
     Issuance of common stock for business combination...                      -                         28,775
                                                                    ------------                   ------------
     Balance, end of period..............................              2,041,775                      2,041,775
                                                                    ------------                   ------------

Additional paid-in capital
     Balance, beginning of period........................              6,259,681                      5,622,680
     Allocation of ESOP shares...........................                  5,765                              -
     Common stock issued.................................                      -                        637,001
                                                                    ------------                   ------------
     Balance, end of period..............................              6,265,446                      6,259,681
                                                                    ------------                   ------------

Retained earnings
     Balance, beginning of period........................             34,078,585                     31,592,372
     Accumulated deficit in business combination.........                      -                       (270,207)
     Net income..........................................                993,858                      1,256,022
                                                                    ------------                   ------------
     Balance, end of period..............................             35,072,443                     32,578,187
                                                                    ------------                   ------------

Accumulated other comprehensive loss
     Balance, beginning of period........................               (622,527)                       836,250
     Other comprehensive loss............................               (349,692)                      (236,167)
                                                                    ------------                   ------------
     Balance, end of period..............................               (972,219)                       600,083
                                                                    ------------                   ------------

Unallocated common stock held by ESOP
     Balance, beginning of period........................               (500,000)                             -
     Unearned ESOP compensation..........................                      -                       (500,000)
     Allocation of ESOP shares...........................                 57,650                              -
                                                                    ------------                   ------------
     Balance, end of period..............................               (442,350)                      (500,000)
                                                                    ------------                   ------------

Total stockholders' equity...............................           $ 41,965,095                   $ 40,979,726
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

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                                     CASH FLOWS
                                                      (Unaudited)
--------------------------------------------------------------------------------

                                                                             Three Months ended March 31,
                                                                     ----------------------------------------
                                                                         2000                      1999
                                                                         ----                      ----
Cash flows from operating activities:
     Net income..............................................       $    993,858               $   1,256,022
     Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization.....................            238,994                     160,933
           Provision for loan losses.........................            330,000                     150,000
           Proceeds from sales of loans held
                 for sale....................................          4,266,808                  21,652,278
           Disbursements for loans held for sale.............         (4,107,956)                (22,180,604)
           Net gain on sales of available-for-
                 sale securities                                          (2,000)                          0
           Net gain on sales of loans held for sale..........            (56,788)                   (320,467)
           Net amortization of investment premiums...........             28,581                      42,203
           Changes in operating assets and liabilities
                which (used) provided cash:
                Accrued interest receivable..................           (103,252)                   (155,093)
                Other assets.................................            (43,637)                   (133,103)
                Other liabilities............................            940,681                     264,254
                                                                    ------------               -------------

Net cash provided by operating activities....................          2,485,289                     736,423
                                                                    ------------               -------------
Cash flows from investing activities:
     Available-for-sale securities:
           Proceeds from maturities..........................          1,885,499                   2,660,987
           Purchases.........................................         (3,204,360)                 (1,387,552)
     Purchases of restricted investments.....................           (710,000)                          0
     Net increase in loans held for investment...............        (19,796,499)                 (7,011,298)
     Purchases of premises and equipment.....................           (529,599)                 (1,004,958)

Net cash used in investing activities........................        (22,354,959)                 (6,742,821)
                                                                    ------------               -------------
Cash flows from financing activities:
     Net decrease in demand deposits, NOW
           accounts and savings deposits.....................         (2,128,518)                 (3,840,877)
     Net increase in time deposits...........................         20,584,757                  17,855,399
     Net decrease in borrowed funds..........................         (2,325,798)                (10,757,228)
     Net increase in securities sold under agreements
           to repurchase.....................................          3,125,485                   1,395,739
     Proceeds from sale of common stock......................                  -                     150,000
                                                                    ------------               -------------

Net cash provided by financing activities....................         19,255,926                   4,803,033
                                                                    ------------               -------------

Net decrease in cash and cash equivalents....................           (613,744)                 (1,203,365)

Cash and cash equivalents, beginning of period...............         10,054,389                   8,939,918
                                                                    ------------               -------------

Cash and cash equivalents, end of period.....................       $  9,440,645                $  7,736,553
                                                                    ============               =============

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

     Effective February 1, 1999, the Corporation issued 28,775 shares of its common stock in exchange for all of the outstanding common stock of Dornbush Insurance Company, Inc. (FDIC) based on a conversion ratio of .719475 shares of the Corporation's common stock, for a total value of $1,438,750. The merger was accounted for as a pooling of interests. DIC's results were immaterial prior to the merger and, accordingly, the Corporation's financial statements were not restated for periods prior to the merger to reflect the financial position and operations of DIC.


NOTE 2 STOCKHOLDERS' EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding were 2,035,339 for the three month period ended March 31, 2000 and 2,009,056 shares for the same period in 1999.

     In connection with the Corporation's 401(k) savings and profit-sharing plan, one-third of the Corporation's payment into the profit-sharing plan is to be paid in O.A.K. Corporation common stock pursuant to an employee stock ownership plan (ESOP) established on January 29, 1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a reduction of stockholders' equity. During the first quarter of 2000, 1,153 common shares with an average fair value of $55 per share were released and allocated to plan participants and, accordingly, unearned ESOP compensation was reduced by the $57,650 cost of the shares to the ESOP.
Additional paid-in capital was credited for the fair value of the shares released in excess of their cost to the ESOP.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the "Bank"). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. Following the close of business on January 31, 1999 the Corporation completed the merger of Dornbush Insurance Company Inc. (DIC) in a stock for stock transaction. Total assets of DIC were $359,873. The transaction was accounted for as a pooling-of-interests. Accordingly the assets, liabilities and stockholders equity as reported by DIC prior to consummation, were combined with the assets, liabilities and stockholder's equity of the Corporation. Under the terms of the merger agreement, holders of DIC common stock received .719475 shares of O.A.K. Financial Corporation common stock, par value $1.00 per share, for each share of DIC common stock resulting in the issuance of 28,775 shares of the Corporation's common stock.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1999 annual report on Form 10-K and the audited financial statements and notes contained therein.

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

     Net income equaled $993,858 for the three months ended March 31, 2000, compared to $1,256,022 for the same period in 1999. This is a 21% decrease over the same period in 1999. Return on average equity was 9.61% for the three months ended March 31, 2000 and 12.71% for 1999. Return on average assets was 1.04% for the three months ended March 31, 2000 and 1.68% for the same period in 1999. The following discussion explains reasons for changes in growth and financial performance for the March 31, 2000 quarter. Costs reflected in that discussion are expected to stabilize while earning assets are expected to grow.
Accordingly, management expects improved quarterly comparative financial performance during the remainder of the year.

Table 1 Earnings Performance (in thousands, except per share data)

                                                            Three Months Ended March 31,
                                                       -----------------------------------

                                                          2000                    1999
                                                          ----                    ----
          Net income...........................         $   994                 $   1,256
            Per share..........................         $  0.49                 $    0.63

          Earnings ratios:
            Return on average assets...........            1.04%                    1.68%
            Return on average equity...........            9.61%                   12.71%

                               NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                               Three Months ended March 31,

                                                        2000                                            1999
                                        Average                           Yield/          Average                        Yield/
                                        Balance         Interest           Cost           Balance       Interest          Cost
   Assets:
     Fed. funds sold                   $        9       $       0          5.53%      $       14      $       0          4.75%
   Securities:
     Taxable                               41,447             664          6.44%          34,351            520          6.14%
     Tax-exempt                            23,332             407          7.01%          20,139            384          7.74%
     Loans(1)(2)                          298,870           6,569          8.84%         229,128          4,926          8.72%
                                       ----------       ---------                     ----------      ---------
     Total earning assets/total
       interest income                    363,658           7,640          8.45%         283,632          5,830          8.34%
                                                        ---------                                     ---------
     Cash and due from banks                8,852                                          7,814
     Unrealized Gain                       (1,408)                                         1,173
     All other assets                      17,617                                         12,991
     Allowance for loan losses             (3,410)                                        (2,883)
        Total assets:                    $385,309                                       $302,727
                                       ==========                                     ==========
   Liabilities and
    Stockholders' Equity:
   Interest bearing deposits:
   MMDA, Savings/ NOW accounts         $   88,780             595          2.70%      $   80,046            500          2.54%
   Time                                   133,989           1,781          5.34%         109,540          1,422          5.26%
   Fed. Funds Purchased                    44,975             578          5.17%          23,902            239          4.06%
   Other Borrowed Money                    35,700             538          6.06%          13,056            192          5.96%
                                       ----------       ---------                     ----------      ---------
   Total interest bearing
     liabilities/total
     interest expense                     303,444           3,492          4.63%         226,544          2,353          4.21%
                                                        ---------                                     ---------
   Noninterest bearing  deposits           38,943                                         33,689
   All other liabilities                    2,267                                          2,546

   Stockholders' Equity:

   Unrealized Holding (Losses) Gains         (929)                                           773
   Common Stock, Surplus,
     Retained Earnings                     41,584                                         39,175
                                       ----------                                     ----------
   Total liabilities and
   stockholders' equity:                 $385,309                                       $302,727
                                       ==========                                     ==========
   Interest spread                                          4,032          3.82%                          3,358          4.13%

   Net interest income-FTE                                 $4,148                                        $3,477
                                                        =========                                     =========
   Net Interest Margin as a Percentage of Average Earning Assets
                                                                           4.59%                                         4.97%
                                                                           =====                                         =====

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

(2) Interest on loans includes net origination fees for the three months ended March 31, 2000 of $43,293 and $48,499 in 1999.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $671,000 to $4,148,000 for the three month period ended March 31, 2000, a 19% increase from the same period in 1999. The major factors for the increase in net interest income for the three months ended March 31, 2000 were that non-interest bearing deposits averaged $5,254,000 higher in 2000 than in the same period in 1999, a 16% increase, and the loan portfolio balance averaged $69,742,000 higher in 2000 compared to 1999, a 30% increase. Earning assets averaged $80,026,000, 28% higher for the three month period ended March 31,2000 compared to 1999; this volume change resulted in an additional $1,703,000 in FTE interest income. The asset growth for the three months ended March 31, 2000 was primarily funded by a 22% increase, $24,449,000 in time deposits, and an 88% increase, or $21,073,000 in Fed Funds Purchased, and a 173% increase, $22,644,000 in other borrowed money. For the three months ended March 31, 2000 the average fully taxable equivalent (FTE) interest rate earned on assets increased .11%, increasing FTE interest income by $107,000. The major factor for the increase was higher yields on the loan portfolio. The average interest rate paid on deposits, fed funds purchased and other borrowed money increased .42%, increasing interest expense by $143,000. The net difference between interest rates earned and paid was a $671,000 increase in FTE net interest income.

     For the three months ended March 31, 2000 the net interest yield decreased .38% versus the same period in 1999. Management expects this trend to continue, since the majority of the deposit growth for the remainder of 2000 is expected to be from time deposits which are a higher cost of funds than savings and NOW accounts. As a result, the FTE net interest yield is expected to decrease somewhat in the next nine months.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. In Table 2 and Table 3 the interest earned on investments and loans is expressed on a FTE basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. Table 3 analyzes the reasons for the increases and decreases in interest income and expense. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

       Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                                      Three Months Ended March 31,
                                                                          2000 Compared to 1999

                                                                                Amount of
                                                                           Increase/(Decrease)
                                                                            Due to Change in
                                                       ------------------------------------------------------

                                                                                                Total Amount
                                                                                                     of
                                                                            Average              Increase/
                                                         Volume              Rate                (Decrease)
                                                        -------            ---------             ----------
Interest Income
Federal funds sold......................                $      0           $       0             $      0

  Securities:
    Taxable.............................                     114                  30                  144
    Tax Exempt..........................                      56                 (33)                  23
  Loans.................................                   1,533                 110                1,643
                                                        --------           ---------             --------
  Total interest income.................                   1,703                 107                1,810

Interest Expense

Interest bearing deposits
  Savings/Now accounts..................                      59                  36                   95
  Time..................................                     325                  34                  359
  Fed. Funds Purchased..................                     271                  68                  339
  Other Borrowed Money..................                     341                   5                  346
                                                        --------           ---------             --------
  Total interest expense................                     996                 143                1,139
                                                        --------           ---------             --------
Net Interest Income (FTE)                               $    707           $    ( 36)            $    671
                                                        ========           =========             ========

Table 4 Noninterest Income (in thousands)

                                                                         Three Months ended March 31,

                                                                          2000                  1999
                                                                          -----                -----
Service charges on deposit accounts....................                $      263            $      157

Net gains on asset sales:
    Loans..............................................                        57                   320
    Securities.........................................                         2                     0
Loan servicing fees....................................                        35                    41
Insurance premium revenue..............................                       261                   295
Brokerage revenue......................................                        86                    49
Other..................................................                        49                    43
                                                                       ----------            ----------
     Total noninterest income..........................                $      753            $      905
                                                                       ==========            ==========

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale, gains from sales of loans to Federal Home Loan Mortgage Corporation (Freddie Mac) and commissions from insurance sales and brokerage revenue. The Corporation retains the servicing rights on sold (Freddie Mac) loans. Noninterest income decreased $152,000 or 17% for the three month period ended March 31, 2000 versus 1999. The decrease was due to a $263,000 decrease in net gains on loan sales, resulting from a less favorable interest rate environment which slowed new mortgage loan business and caused a major slowdown in the refinance business. In addition, service charges on deposit accounts increased $106,000, a 67% increase for the three month period ended March 31, 2000 versus 1999.


Table 5 Noninterest Expense (in thousands)

                                                                        Three Months Ended March 31,

                                                                         2000                   1999
                                                                         ------                 -----
Salaries and employee benefits........................                 $    1,762           $     1,361
Occupancy and equipment...............................                        477                   335
FDIC assessment.......................................                         13                     8
Postage...............................................                         29                    41
Printing and supplies..............................                            91                    72
Marketing.............................................                         95                    91
Michigan Single Business Tax..........................                         67                    35
Other.................................................                        600                   418
                                                                       ----------           -----------
     Total noninterest expense........................                 $    3,134           $     2,361
                                                                       ==========           ===========

Noninterest Expense

     Noninterest expense increased $773,000 or 33% for the three month period ended March 31, 2000 versus 1999. The major factors for the increase were a $401,000 increase, or 29%, in salary and employee benefits, a $142,000 increase, 42%, in occupancy and equipment, a $32,000 increase, 91%, in Michigan Single Business tax expense, a $19,000 increase, 26%, in printing and supplies expense. The majority of these increases are all related to the $89,000,000 asset growth, 29% from March 31, 1999 to March 31, 2000 and the Kentwood branch opening in February 1999. Staffing the new branch and additional personnel at the corporate office to support the growth were the two major factors for the salary and employee benefit expense increase. The increase in occupancy expense is related to the building of permanent facilities in Allendale, MI and Hamilton, MI, which were completed in the 3rd and 4th quarter 1999. These two branches were previously located in leased space.


Table 6 Nonperforming Assets (in thousands)

                                                                             Three Months Ended March 31,

                                                                             2000                  1999
                                                                            ------                 -----
Nonaccrual loans.............................................              $    337            $    350
90 days or more past due & still accruing....................                    25                  89
                                                                           --------            --------

     Total Nonperforming Loans...............................                   362                 439

Other real estate............................................                     0                 116
                                                                           --------            --------

    Total Nonperforming Assets...............................              $    362            $    555
                                                                           ========            ========

Nonperforming loans as a percent of total loans..............                  .12%                .19%
Nonperforming assets as a percent of total loans.............                  .12%                .24%
Nonperforming loans as a percent of the loan loss reserve....                10.02%              15.83%

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans which have been in-substance foreclosed, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Management has been aggressively working on the nonperforming loans, for the three month period ended March 31, 2000 versus 1999, nonperforming assets as a percent of total loans decreased .12%.

Table 7 Loan Loss Experience (in thousands)

                                                                                    Three Months Ended March 31,

                                                                                  2000                     1999
                                                                                  ------                   -----
Loans:
   Average daily balance of portfolio loans for the period.......                  $298,289                 $224,024
   Amount of portfolio loans outstanding at end of period........                   307,358                  228,824
Allowance for loan losses:
   Balance at beginning of period................................                     3,551                    2,879
   Loans charged off:
      Commercial.................................................                       160                        0
      Consumer...................................................                       213                      313
                                                                                -----------              -----------
        Total charge-offs........................................                       373                      313
   Recoveries of loans previously charged off:
      Commercial.................................................                        25                        8
      Consumer...................................................                        79                       50
                                                                                -----------              -----------
         Total recoveries........................................                       104                       58
                                                                                -----------              -----------
   Net loans charged off.........................................                       269                      255
   Additions to allowance charged to operations                                         330                      150
                                                                                -----------              -----------
         Balance at end of period................................               $     3,612              $     2,774
                                                                                ===========              ===========

Ratios:
   Net loans charged off to avg loans outstanding................                      .09%                     .11%
   Allowance for loan losses to loans outstanding................                     1.18%                    1.21%

     Management has monitored and made changes to underwriting requirements in the indirect consumer loan portfolio. The percentage of net loans charged off to average loans outstanding reflects the positive result of the changes. The net loans charged off percentage is at peer averages. Management believes that the allowance for loan losses to loans outstanding percentage is adequate.

Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                     Three Months Ended March 31,

                                                                   2000                          1999
                                                         ------------------------     -----------------------

                                                          Average                       Average
                                                          Balance          Rate         Balance          Rate
                                                          -------          ----         -------          ----
Noninterest bearing demand..................              $ 38,943                    $  33,689
MMDA/Savings and NOW accounts...............                88,780        2.70%          80,046          2.54%
Time........................................               133,989        5.34%         109,540          5.26%
                                                          --------        -----       ---------          -----
    Total Deposits..........................              $261,712        3.65%        $223,275          3.49%
                                                          ========        =====        ========          =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of March 31, 2000:

                                                                               Amount
                                                                               ------
       Three months or less.....................................               $ 26,406
       Over 3 months through 6 months...........................                  8,522
       Over 6 months through 1 year............................                  10,415
       Over 1 year..............................................                  6,107
                                                                              ---------
                                                                               $ 51,450
                                                                              =========

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $20,841,000, or 5.54% to $396,913,000 from December 31, 1999 to March 31, 2000. The most significant change was an increase in loans of $19,466,000, a 6.85% increase. Deposits increased $18,456,000, or 7.26% to
$272,622,000; noninterest bearing deposits decreased $1,275,000 and interest bearing deposits increased $19,731,000. The Corporation expects loans and deposits to increase through-out the remainder of the year. Borrowed funds decreased $2,326,000 from December 31, 1999 to March 31, 2000; management expects to be able to fund the loan growth with local core deposits. If additional funding is needed the lowest cost source will be utilized.


LIQUIDITY

     Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends and to invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits and the issuance of common stock. Cash and cash equivalents equaled 2.38% of total assets as of March 31, 2000 versus 2.67% as of December 31, 1999. For the three month period ended March 31, 2000, $2,458,000 in net cash was provided from operations, investing activities used $22,355,000, and financing activities provided $19,256,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $614,000 decrease in cash and cash equivalents during the three month period ended March 31, 2000.

     The Corporation's liquidity is considered adequate by management.


CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital and retained earnings reduced by accumulated other comprehensive loss. For the three month period ended March 31, 2000 capital increased $708,000, which includes a $350,000 increase in accumulated other comprehensive loss.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2000:

Table 9 Capital Resources (in thousands)

                                                Regulatory Requirements
                                                                                                           March 31,
                                                                                               -----------------------------
                                             Adequately              Well
                                            Capitalized          Capitalized                     2000                 1999
                                            -----------          -----------                     ----                 ----
Tier 1 capital......................                                                           $42,255              $38,657
Tier 2 capital......................                                                             3,612                2,774
                                                                                               -------              -------
  Total qualifying  capital.........                                                           $45,867              $41,431
                                                                                               =======              =======
Ratio of equity to total assets
Tier 1 leverage ratio...............             4%                   5%                        10.98%               12.85%
Tier 1 risk-based capital...........             4%                   6%                        12.86%               15.22%
Total risk-based capital............             8%                  10%                        13.96%               16.32%

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

PART II - OTHER INFORMATION


Item 6    Exhibits and Reports on 8-K

(a)       Exhibits -

          27      Financial Data Schedule

(b)       Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on For 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.



                                    O.A.K. FINANCIAL CORPORATION


                                    /s/ John A. Van Singel
                                    John A. Van Singel
                                    (Chief Executive Officer)


                                    /s/ Martin R. Braun
                                    Martin R. Braun
                                    (Principal Financial and Accounting Officer)


DATE:  5/12/00