Form 10-Q
period 2000-06-30
O A K FINANCIAL CORP
filed 2000-08-11
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,041,775 shares of the Company's Common Stock ($1 par value) were outstanding as of August 11, 2000.

                                      INDEX

                                                                          Page
                                                                       Number(s)
                                                                       ---------
Part I.   Financial Information (unaudited):

          Item 1.
          Consolidated Financial Statements                                3-7
          Notes to Consolidated Financial Statements                         8

          Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9-17


          Item 3
          Quantitative and Qualitative Disclosures About Market Risk        18


Part II.  Other Information

          Item 4
          Submission of Matters to a Vote of Security Holders               19


          Item 6.
          Exhibits and Reports on Form 8-K                                  19


Signatures                                                                  20

   O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED BALANCE SHEETS
         AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                  June 30,            December 31,
                                                                                    2000                  1999
                                                                                (Unaudited)
                                                                                -------------         -------------
Cash and due from banks.................................................        $  11,181,108         $  10,054,389
Available-for-sale securities - amortized cost of
   $61,849,714 - 2000 ($62,592,629 - 1999)..............................           60,010,450            61,649,881
Loans receivable, net...................................................          323,236,411           284,279,189
Loans held for sale.....................................................              563,864               632,038
Accrued interest receivable.............................................            2,941,783             2,716,837
Premises and equipment, net.............................................           11,439,135            10,618,570
Restricted investments..................................................            2,710,000             2,000,000
Other assets............................................................            4,465,220             4,121,705
                                                                                -------------         -------------
Total assets............................................................         $416,547,971          $376,072,609
                                                                                =============         =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing........................................................          247,597,199           215,159,729
Noninterest bearing.....................................................           40,264,797            39,006,319
                                                                                -------------         -------------
Total deposits..........................................................          287,861,996           254,166,048

Borrowed funds..........................................................           54,927,246            54,405,599
Securities sold under agreements to repurchase..........................           28,958,496            24,424,351
Other liabilities.......................................................            2,672,748             1,819,097
                                                                                -------------         -------------
Total liabilities.......................................................          374,420,486           334,815,095
                                                                                -------------         -------------
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized
  2,041,775 shares issued and outstanding...............................            2,041,775             2,041,775
Additional paid-in capital..............................................            6,265,446             6,259,681
Retained earnings.......................................................           35,476,524            34,078,585
Accumulated other comprehensive loss....................................           (1,213,910)             (622,527)
Unallocated common stock held by ESOP...................................             (442,350)             (500,000)
                                                                                -------------         -------------

Total stockholders' equity..............................................           42,127,485            41,257,514
                                                                                -------------         -------------

Total liabilities and stockholders' equity..............................         $416,547,971          $376,072,609
                                                                                =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

  O.A.K. FINANCIAL CORPORATION             CONSOLIDATED STATEMENTS OF INCOME
       AND SUBSIDIARY                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                 Six Months and Three Months ended June 30, 2000 and 1999

                                                                       Six Months                         Three Months
                                                                  2000            1999               2000             1999
                                                                  ----            ----               ----             ----
Interest Income
   Loans...............................................        $13,681,387      $10,130,200      $ 7,122,350     $  5,214,979
   Available-for-sale securities.......................          1,873,186        1,508,199          954,798          735,785
   Restricted investments..............................             94,732           48,977           50,383           26,280
   Federal funds sold..................................                349           18,544              312           18,544
                                                               -----------      -----------      -----------     ------------

   Total interest income...............................         15,649,654       11,705,920        8,127,843        5,995,588
                                                               -----------      -----------      -----------     ------------
Interest expense
   Deposits............................................          5,099,808        3,994,085        2,723,803        2,072,188
   Borrowed funds......................................          1,767,839          510,280          929,879          208,842
   Securities sold under agreements to repurchase......            604,230          289,073          325,948          159,795
                                                               -----------      -----------      -----------     ------------

Total interest expense.................................          7,471,877        4,793,438        3,979,630        2,440,825
                                                               -----------      -----------      -----------     ------------

Net interest income....................................          8,177,777        6,912,482        4,148,213        3,554,763

Provision for loan losses..............................            800,000          300,000          470,000          150,000
                                                               -----------      -----------      -----------     ------------
Net interest income after provision for
    loan losses........................................          7,377,777        6,612,482        3,678,213        3,404,763
                                                               -----------      -----------      -----------     ------------
Noninterest income
   Service charges.....................................            606,083          341,562          342,971          184,470
   Net gain on sale of available-for-sale loans........            121,999          436,467           65,211          116,000
   Loan servicing fees.................................             74,007           85,737           38,931           44,439
   Net gain on sale of available-for-sale securities...             25,995          351,005           23,995          351,005
   Insurance premiums..................................            458,843          502,707          197,898          207,326
   Brokerage fees......................................            169,343          135,989           83,525           87,143
   Other...............................................             93,124           71,678           43,753           29,553
                                                               -----------      -----------      -----------     ------------
Total noninterest income...............................          1,549,394        1,925,145          796,284        1,019,936
                                                               -----------      -----------      -----------     ------------
Noninterest expenses
   Salaries and employee benefits......................          3,277,238        2,911,267        1,515,551        1,550,106
   Occupancy...........................................            373,202          289,918          186,467          155,611
   Furniture and fixtures..............................            575,102          464,344          285,050          263,302
   Printing and supplies...............................            183,096          130,670           92,172           58,700
   Other...............................................          1,512,564        1,217,712          707,646          625,486
                                                               -----------      -----------      -----------     ------------

Total noninterest expense..............................          5,921,202        5,013,911        2,786,886        2,653,405
                                                               -----------      -----------      -----------     ------------

Income before federal income taxes.....................          3,005,969        3,523,716        1,687,611        1,771,294

Federal income taxes...................................            754,200        1,049,102          429,700          552,702
                                                               -----------      -----------      -----------     ------------

Net income.............................................        $ 2,251,769      $ 2,474,614      $ 1,257,911     $  1,218,592
                                                               ===========      ===========      ===========     ============
Net income per basic and diluted
    share of common stock..............................        $      1.11      $      1.21      $       .62     $        .60
                                                               ===========      ===========      ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                           COMPREHENSIVE INCOME
                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                              Six Months and Three Months ended June 30, 2000 and 1999

                                                                   Six Months                         Three Months
                                                           ------------------------------      ---------------------------
                                                             2000              1999              2000              1999
                                                             ----              ----              ----              ----
Other comprehensive loss
Unrealized losses on  available-for-sale  securities
arising during the year................................    $  (896,038)      $(1,754,238)      $  (363,722)      $(1,400,848)

Reclassification   adjustment   for  realized  gains
included in net income.................................         25,995           351,005            23,995           351,005
                                                           -----------       -----------       -----------      ------------
Comprehensive loss before income tax benefit...........       (870,043)       (1,403,233)         (339,727)       (1,049,843)

Income tax benefit related to comprehensive loss.......        278,660           429,623            98,036           312,400
                                                           -----------       -----------       -----------      ------------
   Other comprehensive loss............................       (591,383)         (973,610)         (241,691)         (737,443)

Net income.............................................      2,251,769         2,474,614         1,257,911         1,218,592
                                                           -----------       -----------       -----------      ------------
Comprehensive income...................................    $ 1,660,386       $ 1,501,004       $ 1,016,220      $    481,149
                                                           ===========       ===========       ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                         CHANGES IN STOCKHOLDERS' EQUITY
                                                         (Unaudited)
--------------------------------------------------------------------------------

                                                                              Six Months ended June 30,
                                                                       ---------------------------------------
                                                                           2000                       1999
                                                                           ----                       ----
Shares of common stock issued and outstanding
     Balance, beginning of period...........................               2,041,775                   2,028,775
     Issuance of common stock...............................                       -                      13,000
                                                                       -------------                ------------

     Balance, end of period.................................               2,041,775                   2,041,775
                                                                       =============                ============
Common Stock
     Balance, beginning of period...........................            $  2,041,775                $  2,028,775
     Issuance of common stock...............................                       -                      13,000
                                                                       -------------                ------------

     Balance, end of period.................................               2,041,775                   2,041,775
                                                                       -------------                ------------
Additional paid-in capital
     Balance, beginning of period...........................               6,259,680                   5,622,680
     Issuance of common stock...............................                       -                     637,000
     Allocation of ESOP shares..............................                   5,766                           -
                                                                       -------------                ------------

     Balance, end of period.................................               6,265,446                   6,259,680
                                                                       -------------                ------------
Retained earnings
     Balance, beginning of period...........................              34,078,585                  31,592,372
     Accumulated deficit in business combination............                       -                    (368,524)
     Net income.............................................               2,251,769                   2,474,614
     Cash dividends.........................................                (853,830)                   (816,710)
                                                                       -------------                ------------

     Balance, end of period.................................              35,476,524                  32,881,752
                                                                       -------------                ------------
Accumulated other comprehensive loss
     Balance, beginning of period...........................                (622,527)                    836,250
     Other comprehensive loss...............................                (591,383)                   (973,610)
                                                                      --------------                ------------

     Balance, end of period.................................              (1,213,910)                   (137,360)
                                                                      --------------                ------------
Unallocated common stock held by ESOP
     Balance, beginning of period...........................                (500,000)                          0
     Unearned ESOP Compensation.............................                       -                    (500,000)
              Allocation of ESOP shares.....................                  57,650                           -
                                                                      --------------                ------------
     Balance, end of period.................................                (442,350)                   (500,000)
                                                                      --------------                ------------
Total stockholders' equity..................................            $ 42,127,485                $ 40,545,847
                                                                      ==============                ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                         CASH FLOWS
                                                           (Unaudited)
--------------------------------------------------------------------------------

                                                                               Six Months ended June 30,
                                                                       ----------------------------------------
                                                                           2000                       1999
                                                                           ----                       ----
Cash flows from operating activities:
     Net income.............................................           $   2,251,769              $    2,474,614
     Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization....................                 491,536                     355,276
           Provision for loan losses........................                 800,000                     300,000
           Proceeds from sales of loans held
                 for sale...................................               9,906,334                  33,074,315
           Disbursements for loans held for sale............              (9,716,161)                (31,455,234)
           Net gain on sales of available-for-
                 sale securities                                             (25,995)                   (351,005)
           Net gain on sales of loans held for sale.........                (121,999)                   (436,467)
           Net amortization of investment premiums..........                  66,213                      96,744
           Changes in operating assets and liabilities
                which (used) provided cash:
                Accrued interest receivable.................                (224,946)                   (132,097)
                Other assets................................                  25,033                    (207,471)
                Other liabilities...........................                 853,651                     318,841
                                                                       -------------               -------------
Net cash provided by operating activities...................               4,305,435                   4,037,516
                                                                       -------------               -------------
Cash flows from investing activities:
     Available-for-sale securities:
           Proceeds from maturities.........................               5,206,806                   6,746,422
           Proceeds from sales..............................                  73,995                   2,790,363
           Purchases........................................              (4,578,104)                 (7,514,527)
                  Purchases of restricted investments.......                (710,000)                          -
     Net increase in loans held for investment..............             (39,757,222)                (18,543,836)
     Purchases of premises and equipment....................              (1,312,101)                 (2,408,037)
                                                                       -------------               -------------

Net cash used in investing activities.......................             (41,076,626)                (18,929,615)
                                                                       -------------               -------------
Cash flows from financing activities:
     Net (decrease) increase in demand deposits, NOW
           accounts and savings deposits....................                (106,983)                  1,045,341
     Net increase in time deposits..........................              33,802,931                  19,238,927
     Net increase (decrease) in borrowed funds..............                 521,647                 (13,520,937)
     Net increase in securities sold under agreements
           to repurchase....................................               4,534,145                   8,317,675
     Common stock dividends paid............................                (853,830)                   (816,710)
     Proceeds from sale of common stock.....................                       -                     150,000
                                                                       -------------               -------------

Net cash provided by financing activities...................              37,897,910                  14,414,296
                                                                       -------------               -------------

Net increase (decrease) in cash and cash equivalents........               1,126,719                    (477,803)

Cash and cash equivalents, beginning of period..............              10,054,389                   8,939,918
                                                                       -------------               -------------

Cash and cash equivalents, end of period....................           $  11,181,108               $   8,462,115
                                                                       =============               =============

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

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


NOTE 2 STOCKHOLDERS' EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding were 2,034,494 for the six month period ended June 30, 2000 and 2,039,814 shares for the same period in 1999. The weighted numbers of common shares outstanding were 2,034,703 for the three month period ended June 30, 2000 and 2,041,775 shares for the same period in 1999.

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

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS

     Net income equaled $1,257,911 for the three months ended June 30, 2000, compared to $1,218,592 for the same period in 1999. This is a 3.23% increase over the same period in 1999. Net income for the six month period ended June 30, 2000 was $2,251,769 compared to $2,474,614 for the same period in 1999. This is a 9.01% decrease over the same period in 1999. Return on average equity was 12.03% for the three months ended June 30, 2000 and 12.12% for 1999. Return on average assets were 1.24% for the three months ended June 30, 2000 and 1.56% for 1999. Return on average equity was 10.84% for the six months ended June 30, 2000 and 12.44% for 1999. Return on average assets were 1.14% for the six months ended June 30, 2000 and 1.62% for 1999. The following discussion explains reasons for changes in growth and financial performance for the six month and three month period ended June 30,2000. Management expects improvement in quarterly comparative financial performance during the remainder of the year.


Table 1 Earnings Performance (in thousands, except per share data)

                                                                   Six Months and Three Months Ended
                                                                        June 30, 2000 and 1999
                                                  --------------------------------------------------------------------

                                                            Six Months                          Three Months
                                                   ------------------------------       ---------------------------
                                                       2000             1999             2000            1999
                                                       ----             ----             ----            ----
Net income..................................          $ 2,252           $2,475           $ 1,258            $1,219
  Per share.................................           $ 1.11           $ 1.21            $ 0.62            $ 0.60

Earnings ratios:
  Return on average assets..................            1.14%            1.62%            1.24%              1.56%
  Return on average equity..................           10.84%           12.44%           12.03%             12.12%

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                    Six Months and Three Months ended June 30,
                                                               (dollars in thousands)

                                             Six Months                                             Three Months
                                   2000                       1999                        2000                        1999
                        Average            Yield/   Average            Yield/  Average            Yield/   Average            Yield/
                        Balance   Interest  Cost    Balance   Interest  Cost   Balance   Interest  Cost    Balance   Interest   Cost
Assets:
  Fed. funds sold       $    6    $    -    6.00%    $  702    $  19    5.33%    $    2   $   -     6.25%   $ 1,383   $  18    5.24%
Securities:
  Taxable               42,287     1,381    6.57%    33,731    1,029    6.15%    43,128     717     6.68%    33,117      509   6.17%
  Tax-exempt            23,089       795    6.93%    19,800      738    7.51%    22,846     390     6.87%    19,466      353   7.28%
  Loans(1)(2)          308,645    13,696    8.92%   234,462   10,148    8.73%   318,887   7,149     9.02%   239,737    5,224   8.74%
                       -------    ------            -------   ------            -------   -----             -------    -----
  Total earning
   assets/total
   interest income     374,027    15,872    8.53%   288,695   11,934    8.34%   384,863   8,256     8.63%   293,703    6,104   8.34%
                                  ------                      ------            -------   -----             -------    -----
  Cash and due from
    banks                9,067                        8,022                       9,280                       8,246
  Unrealized            (1,547)                         969                      (1,687)                        768
(loss)Gain
  All other assets      17,906                       13,419                      18,283                      13,960
  Allowance for loan
   loss                 (3,632)                      (2,852)                     (3,855)                     (2,822)
    Total assets:     $395,821                     $308,253                    $406,884                    $313,855
                      ========                     ========                    ========                    ========
Liabilities and
Stockholders' Equity:
Interest bearing deposits:
  MMDA, Savings/
    NOW accounts       $87,856   $ 1,190    2.72%   $81,080    1,018    2.53%   $86,932     594     2.75%  $ 82,102      518   2.53%
 Time                  141,856     3,910    5.54%   115,236    2,976    5.21%   149,723   2,130     5.72%   120,868    1,554   5.16%
 Fed. Funds Purchased   44,756     1,205    5.42%    21,601      418    3.90%    44,538     627     5.66%    19,326      179   3.71%
 Other Borrowed Money   38,337     1,167    6.12%    13,234      388    5.91%    40,988     629     6.17%    13,449      196   5.85%
                         -----     -----             ------     ----            -------     ---             -------     ----
  Total interest bearing
    liabilities/total
    interest expense   312,805     7,472   4.80%   231,151     4,800    4.19%   322,181   3,980     4.97%   235,745    2,447   4.16%
  Noninterest bearing              -----                       -----            -------                     -------
    deposit             39,842                      34,538                       40,795                      35,374
All other liabilities    1,962                       2,461                        2,206                       2,394
Stockholders' Equity:
Unrealized Holding
Gain(Loss)              (1,021)                        638                       (1,113)                        504
Common Stock, Surplus,
Retained Earnings       42,233                      39,465                       42,815                      39,838
Total liabilities and   ------                      ------                       ------                      ------
stockholders' equity: $395,821                    $308,253                     $406,884                    $313,855
                      ========                    ========                     ========                    ========
Interest spread                    8,178   3.73%              6,912     4.15%             4,167     3.66%              3,555   4.18%
Net interest
income-FTE                       $ 8,400                    $ 7,134                     $ 4,276                      $ 3,657
Net Interest Margin              -------                    -------                     -------                      -------
as a Percentage
of Average
Earning Assets                             4.52%                        4.98%                       4.47%                      4.99%
                                           =====                        =====                       =====                      =====
Earning Assets

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees for the six months ended June 30, 2000 of $82,588 and $90,448 in 1999. For the three months ended June 30, 2000 and 1999 the amounts were $39,295 and $41,949.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $619,000 to $4,276,000 for the three month period ended June 30, 2000, a 17% increase from the same period in 1999. The major reasons for the increase in net interest income for the three months ended June 30, 2000 were non-interest bearing deposits averaged $5,421,000 higher in 2000 than in the same period in 1999 and the loan portfolio balance averaged $79,150,000 higher in 2000 compared to 1999. Average earning assets increased $91,160,000 or 31% for the three month period ended June 30, 2000 compared to 1999; this volume change resulted in an additional $1,969,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended June 30, 2000 was primarily funded by a 24% ($28,855,000) increase in time deposits average balance and a 130% ($25,212,000) increase in Fed Funds Purchased average balance and a 205% ($27,539,000) increase in other borrowed money. For the three months ended June 30, 2000 the average FTE interest rate earned on assets increased .29%, increasing FTE interest income by $183,000. The major causes of the increase were higher yields on the taxable investment portfolio and the loan portfolio. The average interest rate paid on
deposits,   fed  funds  purchased  and  other  borrowed  money  increased  .81%, increasing interest expense by $313,000. The net difference between interest rates earned and paid was a $130,000 decrease in FTE net interest income. For the three months ended June 30, 2000 the net interest yield decreased .52% versus the same period in 1999.

     For the six month period ended June 30, 2000 tax equivalent net interest income increased $1,266,000 to $8,178,000, an 18% increase from the same period in 1999. The major reasons for the increase in net interest income for the six months ended June 30, 2000 were noninterest bearing deposits averaged $5,304,000 higher in 2000 than in the same period in 1999 and the loan portfolio balance averaged $74,183,000 higher in 2000 compared to 1999. Average earning assets increased $85,332,000 or 30%, for the six months ended June 30, 2000. The average FTE interest rate earned on assets increased .19%, increasing FTE interest income by $271,000 and the average rate paid on deposits, fed funds purchased and other borrowed money increased .61%, increasing interest expense by $459,000. The difference between interest rates earned and paid was a $188,000 decrease in FTE net interest income. The net interest yield decreased
 .46% for the six month period ended June 30, 2000 versus the same the same period in 1999.

     Management expects the FTE net interest yield to decrease for the remainder of the year, since the majority of the deposit and funding growth is expected to be from time deposits and other borrowed money which are a higher cost of funds than savings and NOW accounts.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                       Six Months and Three Months Ended June 30,
                                                                  2000 Compared to 1999

                                                                        Amount of
                                                                   Increase/(Decrease)
                                                                    Due to Change In
                                      -------------------------------------------------------------------------------
                                                  Six Months                                 Three Months
                                      -------------------------------------     -------------------------------------
                                                                   Total                                    Total
                                                                  Amount                                    Amount
                                                                    of                                        of
                                                    Average      Increase/                   Average      Increase/
                                       Volume         Rate      (Decrease)      Volume         Rate       (Decrease)
                                       ------         ----      ----------      ------         ----       ----------
Interest Income
Federal funds sold.............        $   (19)     $      -      $     (19)    $   (18)     $      -      $     (18)

   Securities:
      Taxable..................            280            72            352         154            54            208
      Tax Exempt...............            113           (56)            57          58           (21)            37
   Loans.......................          3,293           255          3,548        1775           150          1,925
                                       -------      --------      ---------     -------      --------      ---------
  Total interest income........          3,667           271          3,938       1,969           183          2,152

Interest Expense

Interest bearing deposits
   Savings/Now accounts........             92            80            172          33            43             76
   Time........................            733           201            934         410           166            576
   Fed. Funds Purchased........            624           163            787         355            93            448
   Other Borrowed Money........            764            15            779         422            11            433
                                       -------      --------      ---------     -------      --------      ---------
   Total interest expense......          2,213           459          2,672       1,220           313          1,533
                                       -------      --------      ---------     -------      --------      ---------
Net Interest Income (FTE)......        $ 1,454      $   (188)     $   1,266     $   749      $   (130)     $     619
                                       =======      ========      =========     =======      ========      =========

Table 4 Noninterest Income (in thousands)

                                                                  Six Months and Three Months Ended June 30,
                                                                            2000 Compared to 1999

                                                                        Six Months                 Three Months
                                                                 -------------------------   ----------------------
                                                                   2000          1999           2000         1999
                                                                  ------        ------         ------       ------
    Service charges on deposit accounts....................         $606         $ 342         $  343     $    185

    Net gains on asset sales:
        Loans..............................................          122           436             65          116
        Securities.........................................           26           351             24          351
    Loan servicing fees....................................           74            86             39           44
    Insurance premium revenue..............................          459           502            198          207
    Brokerage revenue......................................          169           136             83           87
    Other..................................................           93            72             44           30
                                                                 -------       -------          -----      -------
         Total noninterest income..........................      $ 1,549       $ 1,925          $ 796      $ 1,020
                                                                 =======       =======          =====      =======

Noninterest Income

     Non-interest income consists of service charges on deposit accounts, service fees, gains on investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Non-interest income decreased $224,000 or 22% for the three month period ended June 30, 2000 versus 1999. The decrease was due primarily to a $327,000 decrease in gains on the sale of securities, and a $51,000 decrease on gains of real estate mortgage loan sales, and a $158,000 increase in service charges on deposit accounts. For the six months ended June 30, 2000 non-interest income decreased $376,000 or 20%. The decrease was due primarily to a $325,000 decrease in gains on the sale of securities, and a $314,000 decrease on gains of real estate mortgage loan sales, and a $264,000 increase in service charges on deposit accounts. Management expects the income from service charges on deposit accounts to remain consistent for the remainder of the year. The interest rate environment slowed new and refinance mortgage loan business which resulted in the decrease in net gains on loan sales for the six month period ended June 30, 2000. The Corporation sold securities in the quarter ended June 30, 2000 which resulted in $351,000 in net gains on securities sales.

Table 5 Noninterest Expense (in thousands)

                                                                 Six Months and Three Months Ended June 30,
                                                                                2000 and 1999

                                                                  Six Months                     Three Months
                                                            ------------------------      ------------------------
                                                             2000           1999             2000           1999
                                                             ----           ----             ----           ----
    Salaries and employee benefits...............           $ 3,277       $   2,911        $ 1,516       $  1,550
    Occupancy and equipment......................               948             754            472            419
    FDIC assessment..............................                26              15             13              8
    Postage......................................                82              73             53             32
    Printing and supplies........................               183             131             92             59
    Marketing....................................               171             118             76             27
    Michigan Single Business Tax.................               107              91             40             56
    Other........................................             1,127             921            525            502
                                                             ------         -------         ------       --------
         Total noninterest expense...............            $5,921         $ 5,014         $2,787       $  2,653
                                                             ======         =======         ======       ========

Noninterest Expense

     Non-interest expense increased $134,000 or 5% for the three month period ended June 30, 2000 versus 1999. The major factors were a $49,000 increase or 181% in marketing expense and a $53,000 increase or 13% in occupancy expense, and a $33,000 increase or 56% in printing and supplies. For the six month period ended June 30, 2000 non-interest expense increased $907,000 or 18% to $5,921,000 principally due to salaries and employee benefits expense which increased $366,000 or 13% to $3,277,000, a 194,000 or 26% increase in occupancy expenses and a $53,000 increase or 45% in marketing expense, a $52,000 increase or 40% in printing and supplies expense for the six month period ended June 30, 2000 versus 1999. The majority of these increases are all related to the four new branch locations that were opened in late 1998 and early 1999 and a new marketing strategy.


Table 6 Nonperforming Assets (in thousands)

                                                                                      Six Months Ended
                                                                                   June 30, 2000 and 1999

                                                                                2000                     1999
                                                                             ---------                ---------
    Nonaccrual loans.............................................            $     335                $     346
    90 days or more past due & still accruing....................                  303                    3,108
                                                                             ---------                ---------
         Total Nonperforming Loans...............................                  638                    3,454

    Other real estate............................................                    -                      116
                                                                             ---------                ---------
        Total Nonperforming Assets...............................            $     638                $   3,570
                                                                             =========                =========

    Nonperforming loans as a percent of total loans..............                 .19%                    1.44%
    Nonperforming assets as a percent of total loans.............                 .19%                    1.49%
    Nonperforming loans as a percent of the loan loss reserve....               16.10%                  121.02%

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans which have been in-substance foreclosed, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Management has been aggressively working on the nonperforming loans, for the six month period ended June 30, 2000 versus 1999, nonperforming assets as a percent of total loans decreased 87%. For the period ending June 30, 2000, $3,108,000 of the nonperforming assets consisted of two commercial loans that were delinquent, the bank was fully collateralized and the delinquency was resolved.

Table 7 Loan Loss Experience (in thousands)

                                                                                Six Months and Three Months Ended
                                                                                     June 30, 2000 and 1999
                                                                              Six Months                Three Months
                                                                          ------------------        ------------------
                                                                          2000         1999         2000          1999
                                                                          -----        ----         ----          ----
    Loans:
       Average daily balance of portfolio loans for the period....       $307,997     $230,374    $ 318,253     $235,225
       Amount of portfolio loans outstanding at end of period.....        327,200      240,303      327,200      240,303
    Allowance for loan losses:
       Balance at beginning of period.............................          3,551        2,879       3,612         2,774
       Loans charged off:
          Commercial..............................................            193            0          33             0
          Consumer................................................            396          382         183           128
                                                                         --------     --------    --------      --------
            Total charge-offs.....................................            589          382         216           128
       Recoveries of loans previously charged off:
          Commercial..............................................             77           16          52             8
          Consumer................................................            124           41          45             0
                                                                         --------     --------    --------      --------
             Total recoveries.....................................            201           57          97             8
                                                                         --------     --------    --------      --------
       Net loans charged off......................................            388          375         119           120
       Additions to allowance charged to operations                           800          300         470           200
                                                                         --------     --------    --------      --------
             Balance at end of period.............................       $  3,963     $  2,854    $  3,963      $   2,854
                                                                         ========     ========    ========      =========

    Ratios:
       Net loans charged off to avg loans outstanding.............           .13%         .16%          .04%         .05%
       Allowance for loan losses to loans outstanding.............          1.21%        1.19%         1.21%        1.19%

Loan Loss Experience

     Management has monitored and made changes to underwriting requirements in the indirect consumer loan portfolio. The percentage of net loans charged off to average loans outstanding reflects the positive result of the changes. The net loans charged off percentage is below peer averages. Management believes that the allowance for loan losses to loans outstanding percentage is adequate.


Table 8 Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                   Six Months and Three Months Ended
                                                                        June 30, 2000 and 1999

                                                         Six Months                               Three Months
                                                         ----------                               ------------
                                                 2000                 1999                 2000                 1999
                                            ----------------     ----------------     ----------------     -----------------
                                            Average              Average              Average              Average
                                            Balance     Rate     Balance     Rate     Balance     Rate     Balance      Rate
                                            -------     ----     -------     ----     -------     ----     -------      ----
Noninterest bearing demand...........        $39,842             $ 34,538              $40,795              $35,374
MMDA/Savings and NOW accounts........         87,856    2.72%      81,080    2.53%      86,932    2.75%      82,102     2.53%
Time.................................        141,856    5.54%     115,236    5.21%     149,723    5.72%     120,868     5.16%
                                             -------    -----     -------    -----     -------    -----     -------     -----
    Total Deposits...................       $269,554    3.81%    $230,854    3.49%    $277,450    3.95%    $238,344     3.53%
                                            ========    =====    ========    =====    ========    =====    ========     =====

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of June 30, 2000:

                                                                               Amount
                                                                               ------
           Three months or less....................................          $ 19,294
           Over 3 months through 6 months..........................            19,398
           Over 6 months through 1 year............................            14,240
           Over 1 year.............................................             7,566
                                                                             --------
                                                                             $ 60,498
                                                                             ========

     As of June 30, 2000 the bank has purchased $17,690,000 in brokered negotiable certificates of deposit as an alternate method of funding. The bank will utilize this alternate method of funding in the future as management evaluates their options and if the brokered negotiable C.D. market proves to be the most viable funding method.


ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $40,475,000 or 11% to $416,548,000 from December 31, 1999 to June 30, 2000. The significant changes were an increase in loans receivable, net of $38,957,000 or 14%. Deposits increased $33,696,000 or 13% to $287,862,000, non-interest bearing deposits increased $1,259,000 and interest bearing deposits increased $32,437,000. The Corporation expects deposits to increase through-out the remainder of the year. Borrowed funds increased $522,000 or 1% and securities sold under agreements to repurchase increased $4,534,000 or 19%.


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

     Cash and cash equivalents equaled 2.68% of total assets as of June 30, 2000 versus 2.67% as of December 31, 1999. For the six month period ended June 30, 2000, $3,937,000 in net cash was provided from operations, investing activities used $40,714,000, and financing activities provided $37,904,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $1,127,000 increase in cash and cash equivalents during the six month period ended June 30, 2000.

     The Corporation's liquidity is considered adequate by management.

CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital and retained earnings reduced by net unrealized (losses) on available for sale securities and unearned ESOP compensation. For the six month period ended June 30, 2000 capital increased $870,000, which includes a $1,214,000 unrealized loss on investment securities available for sale.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2000:


Table 9 Capital Resources (in thousands)

                                                   Regulatory Requirements
                                                                                                  June 30,
                                                                                   ---------------------------------------
                                                Adequately            Well
                                               Capitalized         Capitalized             2000                1999
                                               -----------         -----------             ----                ----
    Tier 1 capital.....................                                                   $42,671            $39,961
    Tier 2 capital.....................                                                     3,963              2,870
                                                                                          -------            -------
      Total qualifying  capital........                                                   $46,634            $42,831
                                                                                          =======            =======
    Ratio of equity to total assets
    Tier 1 leverage ratio..............             4%                 5%                  10.48%             12.77%
    Tier 1 risk-based capital..........             4%                 6%                  12.03%             15.06%
    Total risk-based capital...........             8%                10%                  13.15%             16.14%

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

PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Corporation was held on April 27, 2000. The following directors were elected at the annual meeting.

                                                         Votes
         Name                        Term Expires         For           Abstain
         ----                        ------------      ---------        -------
         John Peterson                   2003          1,482,942        273,906
         David Van Solkema               2003          1,482,942        273,906
         Gerald Williams                 2003          1,478,342        278,506



Item 6   Exhibits and Reports on 8-K

(a)      Exhibits -

         27     Financial Data Schedule

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.



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


DATE:    August 11, 2000