Form 10-Q
period 2000-09-30
O A K FINANCIAL CORP
filed 2000-11-14
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-22461

                          O.A.K. FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                     38-2817345
    -----------------------------                         ---------------
    State of other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

              2445 84th Street, S.W., Byron Center, Michigan 49315
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 878-1591

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,041,775 shares of the Company's Common Stock ($1 par value) were outstanding as of November 12, 2000.

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

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED BALANCE SHEETS
      AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                September 30,         December 31,
                                                                                    2000                  1999
                                                                                (Unaudited)
                                                                                -------------         -------------
Cash and due from banks.................................................         $  9,639,527          $ 10,054,389
Available-for-sale securities - amortized cost of
   $67,699,549 - 2000 ($62,592,629 - 1999)..............................           67,347,663            61,649,881
Loans receivable, net...................................................          330,229,464           284,279,189
Loans held for sale.....................................................              525,682               632,038
Accrued interest receivable.............................................            3,134,233             2,716,837
Premises and equipment, net.............................................           11,637,845            10,618,570
Restricted investments..................................................            2,710,000             2,000,000
Other assets............................................................            3,921,321             4,121,705
                                                                                 ------------          ------------

Total assets............................................................         $429,145,735          $376,072,609
                                                                                 ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing........................................................          264,945,091           215,159,729
Noninterest bearing.....................................................           38,110,378            39,006,319
                                                                                 ------------          ------------

Total deposits..........................................................          303,055,469           254,166,048

Borrowed funds..........................................................           44,893,418            54,405,599
Securities sold under agreements to repurchase..........................           33,825,690            24,424,351
Other liabilities.......................................................            2,862,758             1,819,097
                                                                                 ------------          ------------

Total liabilities.......................................................          384,637,335           334,815,095
                                                                                 ------------          ------------
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized
  2,041,775 shares issued and outstanding ..............................            2,041,775             2,041,775
Additional paid-in capital..............................................            6,265,446             6,259,681
Retained earnings.......................................................           36,873,339            34,078,585
Accumulated other comprehensive loss....................................             (229,810)             (622,527)
Unallocated common stock held by ESOP...................................             (442,350)             (500,000)
                                                                                 ------------          ------------

Total stockholders' equity..............................................           44,508,400            41,257,514
                                                                                 ------------          ------------

Total liabilities and stockholders' equity..............................         $429,145,735          $376,072,609
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

    O.A.K. FINANCIAL CORPORATION               CONSOLIDATED STATEMENTS OF INCOME
          AND SUBSIDIARY                                    (Unaudited)
--------------------------------------------------------------------------------

                                                                     Nine Months and Three Months ended September 30,
                                                                                       2000 and 1999
                                                                      Nine Months                       Three Months
                                                               ----------------------------      ----------------------------
                                                                   2000            1999             2000             1999
                                                                   ----            ----             ----             ----
Interest Income
   Loans...............................................        $21,237,665      $15,620,398      $ 7,556,278      $ 5,490,198
   Available-for-sale securities.......................          2,893,113        2,340,097        1,019,927          831,898
   Restricted investments..............................            145,330           75,764           50,598           26,787
   Federal funds sold..................................                634           54,238              285           35,694
                                                               -----------      -----------      -----------      -----------

Total interest income..................................         24,276,742       18,090,497        8,627,088        6,384,577
                                                               -----------      -----------      -----------      -----------
Interest expense
   Deposits............................................          8,343,101        6,142,247        3,243,293        2,148,162
   Borrowed funds......................................          2,486,991          758,949          719,152          248,669
   Securities sold under agreements to repurchase......          1,009,224          572,145          404,994          283,072
                                                               -----------      -----------      -----------      -----------

Total interest expense.................................         11,839,316        7,473,341        4,367,439        2,679,903
                                                               -----------      -----------      -----------      -----------

Net interest income....................................         12,437,426       10,617,156        4,259,649        3,704,674

Provision for loan losses..............................          1,200,000          550,000          400,000          250,000
                                                               -----------      -----------      -----------      -----------
Net interest income after provision for
    loan losses........................................          1,237,426       10,067,156        3,859,649        3,454,674
                                                               -----------      -----------      -----------      -----------
Noninterest income
   Service charges.....................................            976,492          551,262          370,409          209,700
   Net gain on sale of available-for-sale loans........            222,060          508,795          100,061           72,328
   Loan servicing fees.................................            117,131          122,363           43,124           36,626
   Net gain on sale of available-for-sale securities...             86,917          532,915           60,922          181,910
   Insurance premiums..................................            709,966          779,787          251,123          277,080
   Brokerage fees......................................            226,053          222,814           56,710           86,825
   Other...............................................            216,263          105,637          123,139           33,959
                                                               -----------      -----------      -----------      -----------

Total noninterest income...............................          2,554,882        2,823,573        1,005,488          898,428
                                                               -----------      -----------      -----------      -----------

Noninterest expense
   Salaries and employee benefits......................          5,016,222        4,551,111        1,738,984        1,639,844
   Occupancy...........................................            568,519          510,217          195,317          178,554
   Furniture and fixtures..............................            879,272          656,815          304,170          234,216
   Printing and supplies...............................            246,761          222,426           63,665           91,756
   Other...............................................          2,209,250        1,885,479          696,686          667,767
                                                               -----------      -----------      -----------      -----------

Total noninterest expense..............................          8,920,024        7,826,048        2,998,822        2,812,137
                                                               -----------      -----------      -----------      -----------

Income before federal income taxes.....................          4,872,284        5,064,681        1,866,315        1,540,965

Federal income taxes...................................          1,223,700        1,455,969          469,500          406,867
                                                               -----------      -----------      -----------      -----------

Net income.............................................        $ 3,648,584      $ 3,608,712      $ 1,396,815      $ 1,134,098
                                                               ===========      ===========      ===========      ===========
Net income per basic and diluted
    share of common stock..............................        $      1.79      $      1.77      $      0.68      $      0.56
                                                               ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                         CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                                    COMPREHENSIVE INCOME
                                                              (Unaudited)
--------------------------------------------------------------------------------

                                                                  Nine Months and Three Months ended September 30,
                                                                                   2000 and 1999
                                                                 Nine Months                          Three Months
                                                          -----------------------------       ------------------------------

                                                             2000              1999              2000              1999
                                                             ----              ----              ----              ----
Other comprehensive income (loss)

Unrealized gains (losses) on available-for-sale
securities arising during the year..................      $   594,447       $(2,421,965)      $ 1,490,486      $ (1,012,055)

Reclassification adjustment for realized gains
included in net income.............................            86,917           532,915            60,922           181,910
                                                          -----------       -----------        ----------      ------------
Comprehensive income (loss) before income tax
(expense) benefit..................................           681,364        (1,889,050)        1,551,408          (830,145)

Income tax (expense) benefit related to
comprehensive income...............................          (288,647)          642,266          (567,308)          282,249
                                                          -----------       -----------        ----------      ------------
Other comprehensive income (loss) .................           392,717        (1,246,784)          984,100          (547,896)

Net income.........................................         3,648,584         3,608,712         1,396,815         1,134,098
                                                          -----------       -----------        ----------      ------------
Comprehensive income...............................       $ 4,041,301       $ 2,361,928        $2,380,915      $    586,202
                                                          ===========       ===========        ==========      ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                              CHANGES IN STOCKHOLDERS' EQUITY
                                                           (Unaudited)
--------------------------------------------------------------------------------

                                                                              Nine Months ended September 30,
                                                                     -----------------------------------------------
                                                                            2000                       1999
                                                                            ----                       ----
Shares of common stock issued and outstanding
     Balance, beginning of period...........................               2,041,775                   2,028,775
     Issuance of common stock...............................                       -                      13,000
                                                                        ------------                ------------

     Balance, end of period.................................               2,041,775                   2,041,775
                                                                        ============                ============
Common Stock
     Balance, beginning of period...........................             $ 2,041,775                $  2,028,775
     Issuance of common stock...............................                       -                      13,000
                                                                        ------------                ------------

     Balance, end of period.................................               2,041,775                   2,041,775
                                                                        ------------                ------------
Additional paid-in capital
     Balance, beginning of period...........................               6,259,680                   5,622,680
     Issuance of common stock                                                      -                     637,000
     Allocation of ESOP shares..............................                   5,766                           -
                                                                        ------------                ------------

     Balance, end of period.................................               6,265,446                   6,259,680
                                                                        ------------                ------------
Retained earnings
     Balance, beginning of period...........................              34,078,585                  31,592,372
     Accumulated deficit in business combination............                       -                    (368,524)
     Net income.............................................               3,648,584                   3,608,712
     Cash dividends.........................................                (853,830)                   (816,709)
                                                                        ------------                ------------

     Balance, end of period.................................              36,873,339                  34,015,851
                                                                        ------------                ------------
Accumulated other comprehensive loss
     Balance, beginning of period...........................                (622,527)                    836,250
     Other comprehensive income (loss)......................                 392,717                  (1,246,784)
                                                                        ------------                ------------

     Balance, end of period.................................                (229,810)                   (410,534)
                                                                        ------------                ------------
Unallocated common stock held by ESOP
     Balance, beginning of period...........................                (500,000)                          -
     Unearned ESOP compensation.............................                       -                    (500,000)
     Allocation of ESOP shares..............................                  57,650                           -
                                                                        ------------                ------------

     Balance, end of period.................................                (442,350)                   (500,000)
                                                                        ------------                ------------

Total stockholders' equity..................................            $ 44,508,400                $ 41,406,772
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

O.A.K. FINANCIAL CORPORATION                          CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                                           CASH FLOWS
                                                              (Unaudited)
--------------------------------------------------------------------------------

                                                                             Nine Months ended September 30,
                                                                        -------------------------------------------
                                                                             2000                      1999
                                                                             ----                      ----
Cash flows from operating activities:
     Net income.............................................               3,648,584              $    3,608,712
     Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization....................                 775,524                     567,404
           Provision for loan losses........................               1,200,000                     550,000
           Proceeds from sales of loans held
                 for sale...................................              14,698,365                  40,485,673
           Disbursements for loans held for sale............             (14,369,949)                (38,000,617)
           Net gain on sales of available-for-
                 sale securities                                             (86,917)                   (532,915)
           Net gain on sales of loans held for sale.........                (222,060)                   (508,795)
           Net amortization of investment premiums..........                  88,599                     141,571
           Changes in operating assets and liabilities
                which (used) provided cash:
                Accrued interest receivable.................                (417,396)                   (437,756)
                Other assets................................                  65,654                    (735,920)
                Other liabilities...........................               1,043,661                    (182,195)
                                                                         -----------               -------------

Net cash provided by operating activities...................               6,424,065                   4,955,162
                                                                         -----------               -------------
Cash flows from investing activities:
     Available-for-sale securities:
           Proceeds from maturities.........................               6,602,986                  10,588,243
           Proceeds from sales..............................                 675,061                   2,780,456
           Purchases........................................             (12,386,649)                (20,814,115)
        Purchases of restricted investments.................                (710,000)                          -
     Net increase in loans held for investment..............             (47,150,275)                (34,127,740)
     Purchases of premises and equipment....................              (1,794,799)                 (3,314,855)
                                                                         -----------               -------------

Net cash used in investing activities.......................             (54,763,676)                (44,888,011)
                                                                         -----------               -------------
Cash flows from financing activities:
     Net increase in demand deposits, NOW
           accounts and savings deposits....................                 977,468                   4,543,001
     Net increase in time deposits..........................              47,911,953                  22,709,301
     Net (decrease) increase in borrowed funds..............              (9,512,181)                  2,069,773
     Net increase in securities sold under agreements
           to repurchase....................................               9,401,339                  11,473,367
     Common stock dividends paid............................                (853,830)                   (816,709)
     Proceeds from sale of common stock.....................                       -                     150,000
                                                                         -----------               -------------

Net cash provided by financing activities...................              47,924,749                  40,128,733
                                                                         -----------               -------------

Net  (decrease) increase in cash and cash equivalents.......                (414,862)                    195,884

Cash and cash equivalents, beginning of period..............              10,054,389                   8,939,918
                                                                          ----------               -------------

Cash and cash equivalents, end of period....................             $ 9,639,527               $   9,135,802
                                                                         ===========               =============

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31 1999.

     Effective February 1, 1999, the Corporation issued 28,775 shares of its common stock in exchange for all of the outstanding common stock of Dornbush Insurance Agency, Inc. (DIA) based on a conversion ratio of .719475 shares of the Corporation's common stock, for a total value of $1,438,750. The merger has been accounted for as a pooling of interests. Due to the insignificance of the financial statements of DIA, the Corporation's consolidated financial statements have not been restated for all periods prior to the business combination to reflect the financial position and results of operations of DIA, and pro-forma financial information has not been disclosed. DIA's results were immaterial prior to the merger.


NOTE 2 STOCKHOLDERS' EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding were 2,034,915 for the nine month period ended September 30, 2000 and 2,037,207 shares for the same period in 1999. The weighted numbers of common shares outstanding were 2,034,703 for the three month period ended September 30, 2000 and 2,041,775 shares for the same period in 1999.

     In connection with the Corporation's 401(k) savings and profit-sharing plan, one-third of the Corporation's payment into the profit-sharing plan is to be paid in O.A.K. Corporation common stock pursuant to an employee stock ownership plan (ESOP) established on January 29, 1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a reduction of stockholders' equity. During the first quarter of 2000, 1,153 common shares with an average fair value of $55 per share were released and allocated to plan participants and, accordingly, unearned ESOP compensation was reduced by the $57,650 cost of the shares to the ESOP. Additional paid-in capital was credited in the amount of $5,766 representing the fair value of the shares released in excess of their cost to the ESOP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the Bank). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. Following the close of business on January 31, 1999 the Corporation completed the merger of Dornbush Insurance Agency Inc. (DIA) in a stock for stock transaction. Total assets of DIA were $359,873. The transaction was accounted for as a pooling-of-interests. Accordingly the assets, liabilities and stockholders' equity as reported by DIA prior to consummation, were combined with the assets, liabilities and stockholders' equity of the Corporation. Under the terms of the merger agreement, holders of DIA common stock received .719475 shares of O.A.K. Financial Corporation common stock , par value $1.00 per share, for each share of DIA common stock resulting in the issuance of 28,775 shares of the Corporation's common stock.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 1999 annual report on Form 10-K and the financial statements and notes contained therein.

            THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

     Net income equaled $1,396,815 for the three months ended September 30, 2000, compared to $1,134,098 for the same period in 1999. This is a 23.17% increase over the same period in 1999. Net income for the nine month period ended September 30, 2000 was $3,648,584, compared to $3,608,712 for the same period in 1999. This is a 1.10% increase over the same period in 1999. Return on average equity was 12.83% for the three months ended September 30, 2000 and 10.99% for 1999. Return on average assets was 1.31% for the three months ended September 30, 2000 and 1.34% for 1999. Return on average equity was 11.48% for the nine months ended September 30,2000 and 11.87% for 1999. Return on average assets was 1.20% for the nine months ended September 30, 2000 and 1.52% for 1999. The following discussion explains reasons for changes in growth and financial performance for the nine month and three month periods ended September 30, 2000.

Table 1 Earnings Performance (in thousands, except per share data)

                                                                     Nine Months and Three Months Ended
                                                                        September 30, 2000 and 1999
                                                        ------------------------------------------------------------
                                                                Nine Months                       Three Months
                                                        -------------------------          -------------------------
                                                           2000            1999             2000              1999
                                                           ----            ----             ----              ----
Net income...................................            $ 3,649          $ 3,609          $ 1,397           $ 1,134
  Per share..................................             $ 1.79           $ 1.77           $ 0.68            $ 0.56

Earnings ratios:
  Return on average assets...................              1.20%            1.52%            1.31%             1.34%
  Return on average equity...................             11.48%           11.87%           12.83%            10.99%

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                        Nine Months and Three Months ended September 30,
                                                                 (dollars in thousands)

                                              Nine Months                                             Three Months
                        ------------------------------------------------------  ----------------------------------------------------
                                   2000                         1999                        2000                        1999
                        --------------------------  --------------------------  ------------------------   -------------------------
                        Average             Yield/  Average             Yield/  Average           Yield/   Average            Yield/
                        Balance   Interest   Cost   Balance   Interest   Cost   Balance  Interest  Cost    Balance  Interest    Cost
                        -------   --------   ----   -------   --------   ----   -------  --------  ----    -------  --------    ----
Assets:
  Fed. funds sold       $     10  $     1    6.39%  $  1,433  $    54    5.06%  $     17  $    0    6.40%  $  2,870   $   36   4.93%
Securities:
  Taxable                 43,217    2,156    6.66%    35,297    1,619    6.13%    45,216     776    6.82%    38,407      590   6.09%
  Tax-exempt              23,195    1,205    6.94%    20,169    1,112    7.37%    23,405     395    6.71%    20,893      374   7.10%
  Loans(1)(2)            316,796   21,286    8.97%   239,956   15,647    8.72%   332,133   7,572    9.07%   250,767    5,499   8.70%
                         -------   ------            -------   ------            -------   -----            -------    -----
  Total earning
  assets/total
  interest income        383,218   24,648    8.59%   296,855   18,432    8.30%   400,771   8,743    8.68%   312,937    6,499   8.24%
                         -------   ------            -------   ------            -------   -----            -------    -----
  Cash and due
    from banks             9,177                       8,358                       9,400                      8,998
  Unrealized Gain         (1,414)                        549                      (1,149)                      (274)
  All other assets        18,236                      14,211                      18,705                     15,725
  Allowance for
   loan loss              (3,813)                     (2,872)                     (4,170)                    (2,909)
                         -------                     -------                     -------                    -------
    Total assets:       $405,404                    $317,101                    $423,557                   $334,477
                        ========                    ========                    ========                   ========
Liabilities and
Stockholders' Equity:
Interest bearing deposits:
  MMDA, Savings/
    NOW accounts         $88,363    1,835    2.78%   $82,276    1,568    2.55%  $ 89,369     646    2.88%  $ 84,631      550   2.58%
  Time                   151,380    6,508    5.74%   118,301    4,574    5.17%   170,221   2,598    6.07%   124,331    1,599   5.10%
  Fed. Funds Purchased    42,812    1,737    5.42%    24,734      748    4.04%    38,966     531    5.42%    30,897      330   4.24%
  Other Borrowed Money    38,366    1,760    6.13%    13,407      593    5.91%    38,408     593    6.14%    13,741      205   5.91%
                          ------    -----             ------    -----           --------   -----            -------   ------
  Total interest
    bearing
    liabilities/total
    interest expense     320,921   11,840    4.93%   238,718    7,483    4.19%   336,964   4,368    5.16%   253,600    2,684   4.20%
                                   ------                      ------                      -----                       -----
  Noninterest bearing
    deposit               40,067                      36,133                      40,451                     39,217
All other liabilities      2,654                       2,369                       3,064                      2,210
Stockholders' Equity:
Unrealized Holding
Gain/(Loss)                 (933)                        361                        (758)                      (181)
Common Stock, Surplus,
Retained Earnings         42,695                      39,250                      43,836                     39,631
                          ------                      ------                      ------                     ------
Total liabilities and
stockholders' equity:   $405,404                    $317,101                    $423,557                   $334,477
                        ========                    ========                    ========                   ========
Interest spread                    12,468    3.66%             10,617    4.11%             4,268    3.52%              3,705   4.04%
Net interest
 income-FTE                       $12,808                     $10,949                    $ 4,375                      $3,815
                                  =======                     =======                    =======                      ======
Net Interest Margin
as a Percentage of
Average Earning Assets                       4.46%                       4.93%                      4.34%                      4.84%
                                             =====                       =====                      =====                      =====

(1) Non-accruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.
(2) Interest on loans includes net origination fees for the nine months ended September 30, 2000 of $120,725 and $139,955 in 1999. For the three months ended September 30, 2000 and 1999 the amounts were $38,137 and $49,507.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $560,000 to $4,375,000 for the three month period ended September 30, 2000, a 14.68% increase from the same period in 1999. The major factor for the increase in net interest income for the three months ended September 30, 2000 was the loan portfolio balance averaged $81,366,000 higher in 2000 compared to 1999 and the taxable securities held for sale averaged $6,809,000 higher in 2000 compared to 1999. Average earning assets increased $87,834,000 or 28% for the three month period ended September 30, 2000 compared to 1999; this volume change resulted in an additional $1,968,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended September 30, 2000 was primarily funded by a 37% ($45,890,000) increase in time deposits average balance, a 180% ($24,667,000) increase in other borrowed money and a 26% ($8,069,000) increase in Fed Funds Purchased average balance; this volume change resulted in additional interest expense of $1,225,000. For the three months ended September 30, 2000 the average FTE interest rate earned on assets increased .44%, increasing FTE interest income by $276,000. The major factors for the increase were higher yields on the loan portfolio and the investment portfolio. The average interest rate paid on deposits, Fed Funds Purchased and other borrowed money increased .96%, increasing interest expense by $459,000. The net difference between interest rates earned and paid was a $183,000 decrease in FTE net interest income. For the three months ended September 30, 2000 the net interest margin decreased .50% versus the same period in 1999.

     For the nine month period ended September 30, 2000 tax equivalent net interest income increased $1,859,000 to $12,808,000, a 17% increase from the same period in 1999. The major factors for the increase in net interest income for the nine months ended September 30, 2000 were the loan portfolio balance averaged $76,840,000 higher in 2000 compared to 1999 and noninterest bearing deposits averaged $3,934,000 higher in 2000 than in the same period in 1999. Average earning assets increased $86,363,000 or 29% for the nine months ended September 30, 2000 resulting in additional interest income of $5,644,000. The asset growth for the nine months ended September 30, 2000 was primarily funded by a 28% ($33,079,000) increase in time deposits average balance, a 186% ($24,959,000) increase in other borrowed money and a 73% (18,078,000) increase in Fed Funds Purchased average balance. The average FTE interest rate earned on assets increased .29%, increasing FTE interest income by $572,000 and the average rate paid on deposits, Fed Funds Purchased and other borrowed money increased .74%, increasing interest expense by $930,000. The difference between interest rates earned and paid was a $358,000 decrease in FTE net interest income. The net interest yield decreased .47% for the nine month period ended September 30, 2000 versus the same period in 1999.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                   Nine Months and Three Months Ended September 30,
                                                                 2000 Compared to 1999

                                                                       Amount of
                                                                  Increase/(Decrease)
                                                                   Due to Change in
                                       ---------------------------------------------------------------------------
                                                  Nine Months                            Three Months
                                       ---------------------------------     -------------------------------------

                                                                Total                                    Total
                                                                Amount                                   Amount
                                                                  of                                      of
                                                   Average     Increase/                  Average      Increase/
                                       Volume        Rate     (Decrease)    Volume         Rate        (Decrease)
                                       ------      -------    ----------    ------        -------      ----------
Interest Income
Federal funds sold..............       $   (68)    $    15    $    (53)     $    (46)     $    10      $   (36)

  Securities:
    Taxable.....................           395         142         537           117           69          186
    Tax Exempt..................           157         (64)         93            42          (21)          21
  Loans.........................         5,160         479       5,639         1,855          218        2,073
                                       -------     -------    --------      --------      -------      -------

  Total interest income.........         5,644         572       6,216         1,968          276        2,244

Interest Expense

Interest bearing deposits
  Savings/Now accounts..........           127         140         267            34           62           96
  Time..........................         1,421         513       1,934           700          299          999
  Fed. Funds Purchased..........           734         255         989           110           91          201
  Other Borrowed Money..........         1,145          22       1,167           381            7          388
                                       -------     -------    --------      --------      -------      -------
  Total interest expense........         3,427         930       4,357         1,225          459        1,684
                                       -------     -------    --------      --------      -------      -------

Net Interest Income (FTE).......       $ 2,217     $  (358)   $  1,859      $    743      $  (183)     $   560
                                       =======     =======    ========      ========      ========     =======

Table 4 Noninterest Income (in thousands)

                                                         Nine Months and Three Months ended September 30,
                                                                      2000 Compared to 1999

                                                               Nine Months                Three Months
                                                        -------------------------   ----------------------
                                                           2000            1999         2000         1999
                                                          ------          ------       ------       ------
Service charges on deposit accounts..............       $     976       $     551   $    370     $     210

Net gains on asset sales:
    Loans........................................             222             509        100            72
    Securities...................................              87             533         61           182
Loan servicing fees..............................             117             122         43            37
Insurance premium revenue........................             710             780        251           277
Brokerage revenue................................             226             223         57            87
Other............................................             217             106        123            33
                                                        ---------       ---------   --------     ---------

     Total noninterest income....................       $   2,555       $   2,824   $  1,005     $     898
                                                        =========       =========   ========     =========

Noninterest Income

     Non-interest income consists of service charges on deposit accounts, service fees, gains on sale of investment securities available for sale and gains from sales of Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Corporation retains the servicing rights of these loans. Non-interest income increased $107,000 or 12% for the three month period ended September 30, 2000 versus 1999. The increase was due primarily to a $160,000 increase in service charges on deposit accounts, a $90,000 increase in other income, a $28,000 increase in gains on the sale of loans offset by a $121,000 decrease in gains on the sale of securities. For the nine months ended September 30, 2000, non-interest income decreased $269,000 or 10%. The decrease was due primarily to a $446,000 decrease in gains on the sale of securities, a $287,000 decrease in gains on the sale of loans offset by a $425,000 increase in service charges on deposit accounts.

Table 5 Noninterest Expense (in thousands)

                                                           Nine Months and Three Months Ended September 30,
                                                                            2000 and 1999
                                                              Nine Months                   Three Months
                                                      --------------------------     -------------------------
                                                         2000            1999           2000           1999
                                                        ------          ------         ------         ------
Salaries and employee benefits..................      $    5,016      $    4,551     $    1,739     $    1,640
Occupancy and equipment.........................           1,448           1,167            499            413
FDIC assessment.................................              39              23             13              8
Postage.........................................             122             111             40             38
Printing and supplies........................                247             222             64             92
Marketing.......................................             241             255             70            105
Michigan Single Business Tax....................             166             153             59             62
Other...........................................           1,641           1,344            515            454
                                                      ----------      ----------     ----------     ----------

     Total noninterest expense..................      $    8,920      $    7,826     $    2,999     $    2,812
                                                      ==========      ==========     ==========     ==========

Noninterest Expense

     Non-interest expense increased $187,000 or 7% for the three month period ended September 30, 2000 versus 1999. The increase was due primarily to a $99,000 increase or 6% in salaries and employee benefits and a $86,000 increase or 21% in occupancy and equipment expense. The majority of the increase in the occupancy and equipment expense relates to the four branch locations that were opened in late 1998 and early 1999 and to the main office addition that was completed in the 3RD quarter 1999. Three of these locations were opened in leased space while the full service buildings were being constructed, the 1ST was completed in the 3RD quarter 1999, the 2ND was completed in the 4TH quarter 1999 and the last location was completed in the 3RD quarter 2000. For the nine month period ended September 30, 2000 non-interest expense increased $1,094,000 or 14% to $8,920,000 principally due to salaries and employee benefits expense which increased $465,000 or 10% to $5,016,000, a $281,000 or 24% increase in occupancy expenses and a $297,000 increase or 22% in other expense for the nine month period ended September 30, 2000 versus 1999.

Table 6 Nonperforming Assets (in thousands)

                                                                              Nine Months Ended
                                                                         September 30, 2000 and 1999

                                                                          2000                  1999
                                                                        --------             --------
Nonaccrual loans.............................................           $  1,827             $    342
90 days or more past due & still accruing....................                896                3,109
                                                                        --------             --------

     Total Nonperforming Loans...............................              2,723                3,451

Other real estate............................................                  -                  116
                                                                        --------             --------

    Total Nonperforming Assets...............................           $  2,723             $  3,567
                                                                        ========             ========

Nonperforming loans as a percent of total loans..............               .81%                1.35%
Nonperforming assets as a percent of total loans.............               .81%                1.39%
Nonperforming loans as a percent of the loan loss reserve....             62.76%              112.67%

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans which have been in-substance foreclosed, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. For the nine month period ended September 30, 2000 versus 1999, nonperforming assets as a percent of total loans decreased 42%.

Table 7 Loan Loss Experience (in thousands)

                                                                      Nine Months and Three Months Ended
                                                                          September 30, 2000 and 1999
                                                                     Nine Months                Three Months
                                                               ----------------------     -----------------------
                                                                 2000          1999          2000          1999
                                                               --------      --------     --------      ---------
Loans:
   Average daily balance of loans for the period.......        $315,766      $239,927     $331,121      $250,737
   Amount of loans outstanding at end of period........         334,568       255,830      334,568       255,830
Allowance for loan losses:
   Balance at beginning of period......................           3,551         2,879        3,963         2,854
   Loans charged off:
      Commercial.......................................             197             -            4             -
      Consumer.........................................             438                         42            17
                                                               --------      --------      -------      --------
                                                                                  449
        Total charge-offs..............................             635                         46            17
                                                                                  449
   Recoveries of loans previously charged off:
      Commercial.......................................              87            19           10             3
      Consumer.........................................             136                         12            23
                                                               --------      --------     --------      --------
         Total recoveries..............................             223            64           22            26
                                                               --------      --------     --------      --------
                                                                                   83
   Net loans charged off (recovered)...................             412           366           24            (9)
   Additions to allowance charged to operations                   1,200           550          400           200
                                                               --------      --------     --------      --------
         Balance at end of period......................        $  4,339      $  3,063     $  4,339      $  3,063
                                                               ========      ========     ========      ========
Ratios:
   Net loans charged off to avg. loans outstanding.....            .13%          .15%         .01%         -.00%
   Allowance for loan losses to loans outstanding......           1.30%         1.20%        1.30%         1.20%

Loan Loss Experience

     Management has monitored and made changes to underwriting requirements in the indirect consumer loan portfolio. The percentage of net loans charged off to average loans outstanding reflects the positive result of the changes. The net loans charged off percentage is below peer averages. The allowance for loan losses to loans outstanding percentage has increased .10% for the nine months ended September 30, 2000 versus 1999 as a result of additional provision for loans classified as substandard.


Table 8 Average Daily Deposits (in thousands)

The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                 Nine Months and Three Months Ended
                                                                     September 30, 2000 and 1999

                                                        Nine Months                              Three Months
                                                        -----------                              ------------
                                                  2000                 1999                  2000                1999
                                           ----------------      ----------------     ----------------     ----------------
                                           Average               Average              Average              Average
                                           Balance     Rate      Balance     Rate     Balance     Rate     Balance     Rate
                                           -------     ----      -------     ----     -------     ----     -------     ----
Noninterest bearing demand...........       $40,067              $ 36,133              $40,451             $ 39,217
MMDA/Savings and NOW accounts........        88,363    2.78%       82,276    2.55%      89,369    2.88%      84,631   2.58%
Time.................................       151,380    5.74%      118,301    5.17%     170,221    6.07%     124,331   5.10%
                                            -------    -----      -------    -----     -------    -----     -------   -----
    Total Deposits...................      $279,810    3.98%     $236,710    3.47%    $300,041    4.30%    $248,179   3.44%
                                           ========              ========             ========             ========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of September 30, 2000:

                                                                            Amount
                                                                            ------
           Three months or less....................................        $ 34,983
           Over 3 months through 6 months..........................          22,323
           Over 6 months through 1 year............................           9,063
           Over 1 year.............................................           7,238
                                                                           --------
                                                                           $ 73,607
                                                                           ========

     As of September 30, 2000 the bank had purchased $18,690,000 in brokered negotiable certificates of deposit as an alternate method of funding. The bank will utilize this method of funding in the future as long as the incremental funding cost for brokered negotiable certificates remains the most attractive funding option.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $53,073,000 or 14% to $429,146,000 from December 31, 1999 to September 30, 2000. The significant changes were an increase in net loans receivable of $45,950,000 or 16%. Deposits increased $48,889,000 or 19% to $303,055,000, non-interest bearing deposits decreased $896,000 and interest bearing deposits increased $49,785,000. The Corporation expects deposits to increase through-out the remainder of the year. Borrowed funds decreased $9,512,000 or 17% and securities sold under agreements to repurchase increased $9,401,000 or 38%.


LIQUIDITY

     Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends and to invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits, brokered negotiable C.D.'s, securities sold under agreements to repurchase and the issuance of common stock.

     Cash and cash equivalents equaled 2.25% of total assets as of September 30, 2000 versus 2.67% as of December 31, 1999. For the nine month period ended September 30, 2000, $6,424,000 in net cash was provided from operations, investing activities used $54,764,000, and financing activities provided $47,925,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $415,000 decrease in cash and cash equivalents during the nine month period ended September 30, 2000.

     The Corporation's liquidity is considered adequate by management.


CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital and retained earnings reduced by accumulated other comprehensive loss. For the nine month period ended September 30, 2000 capital increased $3,251,000, which includes a $230,000 unrealized loss on available-for-sale investment securities.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2000:

Table 9 Capital Resources (in thousands)

                                                                As of September 30, 2000 and 1999
                                                Regulatory Requirements
                                            Adequately             Well
                                            Capitalized        Capitalized              2000               1999
                                            -----------        -----------              ----               ----
Tier 1 capital                                                                         $44,080            $41,108
Tier 2 capital                                                                           4,339              3,063
                                                                                         -----              -----
  Total qualifying  capital                                                            $48,419            $44,171
                                                                                       =======            =======

Ratio of equity to total assets
  Tier 1 leverage ratio                         4%                  5%                  10.40%             12.31%
  Tier 1 risk-based capital                     4%                  6%                  12.41%             14.49%
  Total risk-based capital                      8%                 10%                  13.63%             15.57%

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

PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b)      Reports on Form 8K - None.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.



                                       O.A.K. FINANCIAL CORPORATION


                                       /s/ John A. Van Singel
                                       John A. Van Singel
                                       (Chief Executive Officer)


                                       /s/ James A. Luyk
                                       James A. Luyk
                                       (Chief Financial Officer)


DATE:  11/14/00