Form 10-K
period 2000-12-31
O A K FINANCIAL CORP
filed 2001-03-19
CIK 1038459

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. __X__

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on a per share price of $50.00 as of February 26, 2001, was approximately $102,126,600 (common stock, $1.00 par value). As of February 26 2001, there were outstanding 2,042,532 shares of the Company's Common Stock ($1.00 par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001 are incorporated by reference into Part III of this report.

Item 1.  Business.

     O.A.K. Financial Corporation (the "Company"), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of Byron Center State Bank (the "Bank"), a Michigan banking corporation. The Company was formed in 1988 for the purpose of acquiring all of the common stock of the Bank in a shareholder approved reorganization, which became effective October 13 of 1988.

     The Bank was organized in 1921 as a Michigan banking corporation. The principal executive offices of the Company and the Bank are located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank's main office is located in Byron Center and it serves other communities with branch offices in Allendale, Dorr, Grand Rapids, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland. The Bank's offices are located in Kent County, Ottawa County and the northern portion of Allegan County.

     The area in which the Bank's offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing urban population as the Grand Rapids Metropolitan Area expands south and west.

     The Bank also owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency which was acquired February 1, 1999. Dornbush Insurance Agency sells property and casualty, life, disability and long-term care insurance products. Beginning January 1, 2001 the Company and all it's subsidiaries are provided staff resources through O.A.K. ELC, an employee leasing company.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These traditional consumer services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, traveler's checks, night depository, safe deposit boxes and U.S. Savings Bonds. Currently, the Bank does not offer trust services. The Bank maintains correspondent relationships with major banks in Detroit and Grand Rapids, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large commercial loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 2000, the Bank's certificates of deposits of $100,000 or more constituted approximately 29% of total deposit liabilities. The Bank's deposits originate primarily from its service area, however, due to above average loan growth, the Bank has recently relied more heavily on deposits from outside the Bank's market area. The utilization of deposits outside the market area is a cost effective source of funding when compared to increasing local market deposit rates.

     The Bank's principal sources of revenue include interest on loans and investments, fees from the sale of insurance plans, investment products, deposit account fees, loan fees and other banking fees. As illustrated in the table below, net interest income is the primary source of revenue for the Company. The Company has set as a strategic objective to increase the percentage of revenue produced from fee based sources in 2001.

         % of total revenue:                 2000          1999           1998
                                        ---------------------------------------------
         Net interest revenue               83.1%          82.5%          83.3%
         Fee based revenue                  16.9%          17.5%          16.7%

     Excluding security gains, fee based revenue increased 9.6% over 1999. Service charges on deposits increased 67% in 2000 and 38% in 1999, reflecting the banks ability to increase fee producing transaction income and improved collection of assessed fees. As detailed in Table 6, gains from the sale of loans declined significantly in 2000 and 1999 due to lower mortgage production, resulting from higher interest rates.

     The Bank provides real estate, consumer and commercial loans to customers in its market. Eighty percent (80%) of the Bank's loan portfolio is held in fixed rate loans as of December 31, 2000. Most of these loans, approximately 86%, mature within five years of issuance. Approximately $39,590,000 of loans (or 11% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Of the Bank's interest-bearing deposits, 31.7% are held in savings, NOW and MMDAs, all of which are variable rate products. Of the $200,406,000 in certificates of deposit, approximately $162,164,000 mature within one year, with the balance maturing within a five year period.

     Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant's capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved within the limits of each lending officer's authority. Loan requests in excess of $1,000,000 are required to be presented to the Board of Directors or the Executive Loan Committee for review and approval.

     The Bank sells participations in commercial loans to other financial institutions approved by the Bank, for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank regularly sells fixed rate and conforming adjustable rate residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank's loan portfolio. The Bank has the ability to purchase loans which meet its normal credit standards.

     The Bank's investment policy is considered by management to be generally conservative. It provides for unlimited investment in U.S. government bonds, with the maximum size of a single purchase limited to $3,000,000 and a maximum maturity of fifteen years. Municipal bonds with an A rating or better may be purchased to provide nontaxable income, with the maximum life of municipal bonds limited to fifteen years. Nonrated bonds may be purchased from local communities that are familiar to the Bank, with a maximum block size of a single purchase limited to $250,000. Investments in states other than Michigan may not exceed 10% of the municipal portfolio, and investments in a single issuer may not exceed 5% of equity capital. Mortgage backed securities, which are fully collateralized by securities issued by government sponsored agencies, may be purchased in block sizes of up to $3,000,000, provided the average life expectancy does not exceed fifteen years.

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

Bank Competition

     The Bank has eleven offices, one within each of the communities it serves. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Comerica Bank, Bank One, Old Kent Bank, Fifth-Third Bank, Flagstar Bank, National City Bank, Huntington Bank,
Michigan National Bank, Macatawa Bank, Mercantile Bank and United Bank of Michigan. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company, with the exception of Macatawa Bank, Mercantile Bank and United Bank of Michigan. Based on deposit information as of June 30, 2000, the Bank holds approximately 2.3% of deposits in the Kent County market, 2.6% of deposits in the Ottawa County market, and 8.1% of the deposits in the Allegan County market. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies.

     The financial services industry continues to be increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs and the types and quality of services provided. The deregulation of the financial service industry has led to increased competition among banks and other financial institutions for a significant portion of funds which traditionally, have been deposited with commercial banks. However, with the enactment of recent legislation discussed under the caption "Supervision and Regulation" and the increased use of internet banking, it is expected that competition may become more intense. Management continues to evaluate the opportunities for the expansion of products and services, such as trust services, and additional branching opportunities.

     Bank mergers continue to re-shape the competitive landscape of the Company. During 2000, Fifth-Third completed the acquisition of Ottawa Financial Corporation, and its subsidiary Ameribank, and announced their intent to merge with Old Kent Bank during the first-half of 2001. The mergers involving large out-of-state banks have increased the competitive environment among community banks, seeking to provide local bank service to West Michigan communities.

Growth of Bank

     The following table sets forth certain financial information regarding the growth of the Bank (and accordingly, excludes holding company data):

                                                                  Balances as of December 31,
                                               ---------------------------------------------------------------------
                                                                         (in thousands)
====================================================================================================================
                                                  2000           1999          1998          1997            1996
                                                  ----           ----          ----          ----            ----
Total Assets                                    $456,490       $375,741     $299,882       $241,283        $216,755
Loans, Net of Unearned Income                    347,760        288,330      222,133        168,953          45,069
Securities                                        73,437         62,818       54,734         59,988          57,302
Noninterest-Bearing Deposits                      44,599         40,352       35,919         26,459          23,807
Interest-Bearing Deposits                        293,593        215,160      181,789        158,244         146,442
Total Deposits                                   338,192        255,512      217,708        184,703         170,249
Stockholders' Equity                              44,164         39,655       37,983         35,107          34,744
====================================================================================================================

     The Main Office in Byron Center began in a small 600 square foot building in 1921. It was expanded to 1,100 square feet in 1954. In 1965 the Bank moved next door to a new 10,000 square foot building. In 1987 construction of another new building of 30,000 square feet was begun. The Main Office moved to this facility in 1988 and currently occupies this space. In 1999 the Main Office added an 8,000 square foot addition to its facility. The Bank's first branch was opened in 1963 when the bank refitted an old bank building in Jamestown. The building was once a bank which closed during the Great Depression. The Bank's next branch was opened in Cutlerville in 1972. The original 2,500 square foot building was expanded with a 1,000 square foot addition in 1987. The Bank's Dorr office was opened in 1986 at the site of the Hillcrest Mall. It is a 2,500 square foot facility with a 2,500 square foot storage basement. In 1991, the Bank opened its branch in Hudsonville. The Bank maximized this site for future expansion with a 10,000 square foot building. The Bank occupies 2,500 square feet and plans to re-locate some of the insurance subsidiary staff to approximately 2,550 square feet in early 2001. The remainder is rented, or available to rent to various office use tenants. During 1995, the Bank purchased and remodeled a former bank branch in Grandville. Also, the same year, the Bank purchased from National City Bank a building and the deposits of its Moline branch. Currently, the Bank operates three off-site ATMs.

     The Bank opened three new branches in 1998 at: 10500 Chicago Drive in Zeeland, Michigan, 6163 Lake Michigan Drive in Allendale, Michigan and 4601 134th Avenue, Suite C in Hamilton, Michigan. All of these facilities were initially leased. In February 1999, the Kentwood, Michigan branch was opened for business in a former bank building purchased from National City Bank. In August 1999, the Bank's Allendale branch was completed and opened at 5980 Lake Michigan Drive in Allendale in a 10,000 square foot building owned by the Bank with the Bank occupying 2,500 square feet and the remainder available to be used for office tenant rental. In December 1999, the Bank moved its Hamilton Branch to a newly completed 3,600 square foot facility owned by the Bank at 3614 M-40, Hamilton, Michigan. In 2000, the bank completed construction and relocation of the Zeeland staff from a temporary location in Zeeland to a new full service banking facility.

                           SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

     Effective March 11, 2000, new opportunities became available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, were not permitted. First, a bank holding company, meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depositary financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

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

     With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

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

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

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

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues are received by it in the form of dividends paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank's ability to pay dividends. See "SUPERVISION AND REGULATION - The Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

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

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the assessment period of 2000, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. The Bank's BIF insurance assessment based on risk classification was 0% in 2000.

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

     Michigan Assessments. Michigan banks are required to pay supervisory fees to the Division of Financial Institutions ("DFI") of the Michigan Office of Financial and Insurance Services ("OFIS") to fund the operations of the DFI. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the DFI.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. The FICO assessments during 2000 were .02% of deposits, or $53,385.

     Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, FDIC-insured Federal Reserve member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, Federal Reserve regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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
                                                                                       equity to total assets
                                                                                       of 2% or less

     As of December 31, 2000, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

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

     Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the Federal Reserve).

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

Item 2.  Properties.

     The Bank operates from eleven facilities, located in Kent, Ottawa and Allegan Counties, Michigan. The Bank's main office is located at 2445 84th Street, S.W., Byron Center, Michigan. This facility is a two story 30,000 square foot building constructed in 1988 with an 8,000 square foot two story addition completed in 1999 and is owned by the Bank. The Bank's branch offices in Allendale, Dorr, Grand Rapids, Kentwood, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland are all single story facilities ranging in size from 1,100 square feet to 10,000 square feet. The Bank owns its branch offices in Allendale, Dorr, Grand Rapids, Kentwood, Grandville, Hamilton, Hudsonville, Jamestown, Moline and Zeeland.

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

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Additional Item - Executive Officers

     The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's officers as of December 31, 2000:

                                                                                                Year Became
            Name                  Age                 Position with Company                     an Officer
            ----                  ---                 ---------------------                     ----------
John A. Van Singel                46      President, CEO and director of the Company and           1976
                                          the Bank
John Peterson                     52      Director of the Company and the Bank,                    1983
                                          Executive Vice President of the Bank
James A. Luyk(1)                  38      Executive Vice President of the Bank                     2000
Lois Smalligan                    68      Director of the Company and the Bank, Vice               1975
                                          President of the Bank

(1) During fiscal year 2000, James Luyk joined the Company as Executive Vice-President and Chief Financial Officer. Mr. Luyk joined the Company from Huntington National Bank, where he served most recently as Regional Controller. Prior to Huntington, he served in various financial positions with First Michigan Bank Corporation.




                           [INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     There is not an active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional sales through brokers and direct sales by shareholders of which the Company's management is aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at prices in excess of book value. From January 1, 1999, through December 31, 2000, there were, so far as the Company's management knows, 113 sales of shares of the Company's Common Stock, involving a total of 37,950 shares. During this period, the highest price known by management to be paid was $69.00 per share in the second quarter of 2000, and the lowest price was $46.00 per share in the first quarter of 1999. To the knowledge of management, the last sale of Common Stock occurred on February 13, 2001, involving the sale of 100 shares at a price of $51.00 per share.

     The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1999 and through February 19, 2001, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                                 Cash
                                                                                                 ----
                                                         Sales Prices                      Dividends Declared
                                                         ------------                      ------------------
====================================================================================================================
                1999                              High                      Low
                ----                              ----                      ---
First Quarter......................               $50.00                   $46.00
Second Quarter.....................                60.00                    50.00                   $ .40
Third Quarter......................                52.75                    51.00
Fourth Quarter.....................                60.00                    53.50                   $ .42

                2000                              High                      Low
                ----                              ----                      ---
First Quarter......................               $60.00                   $55.00
Second Quarter.....................                69.00                    56.50                   $ .42
Third Quarter......................                65.00                    55.00
Fourth Quarter.....................                61.00                    52.00                   $ .45

                2001
                ----
First Quarter......................               $55.00                   $50.00
====================================================================================================================

There are 4,000,000 shares of the Company's Common Stock authorized, of which 2,042,532 shares were issued and outstanding as of March 1, 2001. There were approximately 1,069 shareholders of record, including trusts and shares jointly owned, as of that date. Directors and officers of the Company hold options to purchase a total of 20,234 shares of the Company's Common Stock. No other warrants or options exist for the purchase of additional common stock of the Company.

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

Item 6.  Selected Financial Data.

                 SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                     Year Ended December 31,
                                        ------------------------------------------------------------------------
================================================================================================================
                                            2000           1999           1998           1997           1996
                                            ----           ----           ----           ----           ----
Income Statement Data:
  Interest income                       $    33,172    $    25,080    $   21,134      $   18,624     $   17,502
  Interest expense                           16,491         10,528         8,916           7,693          7,181
  Net interest income                        16,681         14,552        12,218          10,931         10,321
  Provision for loan losses                   3,120          1,250           400              50              0
  Noninterest income                          3,385          3,088         2,455           1,476          1,062
  Gains on sale of
  available-for-sale securities                 213            533           204              66             13
  Noninterest expenses                       12,057         10,603         7,334           5,782          5,169
  Income before federal                       5,102          6,320         7,144           6,641          6,227
    income taxes
  Net income                                  3,970          4,529         5,076           4,626          4,375

Per Share Data(1):
  Net income                            $      1.95    $      2.23    $     2.54      $     2.30     $     2.17
  Cash dividends declared                       .87            .82          1.18            1.55            .47
  Book Value                                  21.94          20.31         19.98           18.37          17.66
  Weighted average shares
     outstanding (2)                          2,034          2,031         2,000           2,010          2,014

Balance Sheet Data at year end:
  Total assets                          $   457,004    $   376,073    $  301,494      $  243,088     $  217,527
  Loans, net of unearned income             347,293        287,830       222,133         168,953        145,069
  Allowance for loan losses                   4,874          3,551         2,879           2,565          2,376
  Deposits                                  338,153        254,166       217,291         184,700        170,221
  Stockholders' equity                       44,629         41,258        39,953          36,915         35,544

Ratios:
  Tax equivalent net interest
     income to average earning
     assets                                   4.38%          4.89%          5.02%          5.24%          5.23%
  Return on average equity                    9.37          11.08          13.28          13.08          12.89
  Return on average assets                     .96           1.38           1.90           2.03           2.03

  Nonperforming loans to
  total loans                                  .77           1.90           0.26           0.14           0.82
  Efficiency ratio                           58.79          58.62          48.48          45.15          43.91
  Dividend payout ratio                      44.55          36.97          46.30          67.35          21.54
  Equity to asset ratio                       9.77          10.97          13.25          15.19          16.34
  Tier 1 leverage ratio                      10.52          12.64          14.74          15.03          15.97
================================================================================================================

(1) As restated for a 2-for-1 common stock split effected in the form of a dividend in 1998.
(2)      At year end in thousands.

ITEM 7.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The following financial review presents management's discussion and analysis of consolidated financial condition and results of operations during the period of 1998 through 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto.

Summary

     The Company has experienced exceptional growth in loans, deposits and assets during the past three years. The Bank began to implement a plan to leverage its capital more effectively by expanding into four new markets. Additionally the Bank has increased the regular dividend in each of the five years presented, as well as paying special dividends in 1997 and 1998. Future payments of special dividends should not be expected.

     In 1999 the Company purchased the Dornbush Insurance Agency to expand the menu of financial products the Company could provide to customers and also diversify the Company's revenue sources. To date, the insurance product revenue is a relatively small part of the Company's total revenue, but is expected to provide revenue growth opportunities in future years.

     The recent expansion effort has temporarily suppressed earnings as the new offices and staff have not reached optimal performance levels. Furthermore, the recent loan growth combined with higher losses has required a significant increase in the allowance for loan losses. Finally, the net interest margin has come under pressure due to an inverted yield curve, overall higher interest rates, and an increased reliance on more costly purchased funding.


Results of Operations

Table 1  Earnings Performance (in thousands, except per share data)

                                                             Year Ended December 31
                                                  ---------------------------------------------
                                                     2000            1999              1998
                                                     ----            ----              ----
Net income.................................         $3,970           $4,529            $5,076
  Per share of common stock................          $1.95            $2.23             $2.54

Earnings ratios:
  Return on average assets.................           .96%            1.38%             1.90%
  Return on average equity.................          9.37%           11.08%            13.28%

     Net income declined $559,000, or 12.3% in 2000. Most of the decrease is attributable to an increase of $1,870,000 in the provision for loan losses. Three factors contributed to the need for the increase in the provision for loan losses. First, a substantial part of the increase was required as a result of losses on loans originated by one relatively new loan officer who failed to follow the Bank's established lending policies and procedures. The loan officer has resigned from the Bank and controls have been strengthened to protect against similar failures in the future. Second, during the year, greater than normal loan growth contributed to the need for a larger than usual provision for loan losses. Finally, an increase to the provision for loan losses was booked to expense to increase the allowance for loan loss, to an amount that more accurately reflects probable losses inherent in the portfolio.

     Another contributing factor to the decline in profitability in 2000, relates to both the increase in general interest rates during 1999 and 2000, combined with a change in the slope of the yield curve from "normal" to inverted. During much of 2000, it was more expensive for the bank to borrow short-term funds than the yield on longer-term assets. As of early 2001, the interest rate yield curve was still inverted, however, it has shifted toward a "normal" slope.

     The decline in earnings from 1998 to 1999 reflects the implementation of the Bank's growth strategy. During the past three years, the Bank opened four new branches and expanded its corporate operations. The start-up costs associated with this strategy had an impact on short-term profitability. The Bank is beginning recognize the benefits of this expansion phase.







                           [INTENTIONALLY LEFT BLANK]

Net Interest Income

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 - Interest Yields and Costs (in thousands)

                                                                Year ended December 31,
===============================================================================================================================
                                                2000                           1999                           1998
                                    Average               Yield/    Average             Yield/    Average               Yield/
                                    Balance    Interest    Cost     Balance   Interest   Cost     Balance    Interest    Cost
Assets
Fed. funds sold                        $ 387    $    25    6.35%    $ 1,079     $  53    4.91%    $   375       $  21    5.60%
Securities:
  Taxable                             44,770      3,017    6.74      36,551     2,280    6.23      38,030       2,410    6.34
  Tax-exempt                          23,491      1,601    6.82      20,885     1,514    7.25      19,442       1,497    7.70
Loans and leases(1)(2)               322,166     28,972    8.99     248,440    21,691    8.73     194,728      17,661    9.07
                                     -------     ------    ----     -------    ------    ----     -------      ------    ----
Total earning assets/total
interest income                      390,814     33,615    8.59     306,955    25,538    8.32     252,575      21,589    8.55
Cash and due from banks                9,320                          8,601                         6.507
Unrealized gain                       (1,099)                           212                         1,085
All other assets                      18,331                         14,968                         9,428
Allowance for loan loss               (3,999)                        (2,936)                       (2,663)
                                      ------                         ------                        ------
  Total assets                      $413,367                       $327,800                      $266,932
                                    ========                       ========                      ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts          $ 89,052    $ 2,518    2.83%    $83,740    $2,153    2.57%   $ 71,658     $ 2,027    2.83%
Time                                 159,326      9,370    5.88     120,114     6,215    5.17      98,870       5,547    5.61
Fed Funds Purchased                   41,876      2,268    5.42      28,901     1,242    4.30      15,767         686    4.35
Other Borrowed Money                  37,825      2,335    6.17      15,342       918    5.98      10,966         656    5.99
                                      ------      -----              ------       ---              ------        ----
Total interest bearing
liabilities/                         328,079     16,491    5.03     248,097    10,528    4.25     197,261       8,916    4.52
                                                 ------                        ------                           -----
   total interest expense
Noninterest bearing deposits          40,109                         36,452                        29,324
All other liabilities                  2,797                          2,369                         2,136
Stockholders' Equity:
Accumulated other comprehensive
  income                                (725)                           361                           716
Common Stock, Paid-in Capital,
   Retained Earnings                  43,107                         40,521                        37,495
                                      ------                         ------                        ------
Total liabilities and
  stockholders' equity              $413,367                       $327,800                      $266,932
                                    ========                       ========                      ========

Interest spread                                 $16,681    3.56%              $14,552    4.07%                $12,218    4.03%
                                                -------    -----              -------    -----                -------    -----
Net interest income-FTE                         $17,124                       $15,010                         $12,673
                                                =======                       =======                         =======
Net Interest Margin as a
Percentage of Average Earning                              4.38%                         4.89%                           5.02%
                                                           =====                         =====                           =====
Assets - FTE
===============================================================================================================================

(1) Nonaccrual loans and leases and loans held for sale have been included in the average loans and lease balances.
(2) Interest on loans includes net origination fees totaling $165,791 in 2000, $190,720 in 1999 and $183,443 in 1998.

     Net interest income is the principal source of income for the Corporation. In the current year, tax equivalent net income increased $2,114,000 to $17,124,000, a 14.1% increase from 1999. The increase was a result of the growth of the Corporation's average earning assets which grew 27.3% from a year earlier. The growth in earning assets was fueled by a 29.7% growth in average loan balances. The Bank's investment portfolio grew 18.8% over the prior year.

     Both the net interest spread and net interest margin were compressed in 2000 due to higher general interest rates and an increased reliance on purchased funding. Purchased funding includes borrowings from the Federal Home Loan Bank and brokered certificates from outside the Bank's market area. The Bank's exceptional loan growth precipitated the need for purchased funding.

     In 2000, the yield on total earning assets increased 27 basis points, compared to a 78 basis point rise in the total interest bearing liabilities cost of funds.

     Management expects the declining trend in the fully tax equivalent (FTE) net interest margin to continue because of fierce competition for deposits in its local markets and shift of deposit funding sources from low cost funds to higher cost funds. This is a result of high funding needs, increased local competition, and increased sophistication of funds management by the Bank's customers. Management expects the net interest margin of the Bank to benefit from generally lower rates in 2001. However, there is no assurance rates will decline or that the Bank's net interest margin will improve.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. In Table 2 and Table 3 the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. Table 3 analyzes the reasons for the increases and decreases in interest income and expense. The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.

Table 3 - Change in Tax Equivalent Net Interest Income (in thousands)

                                           2000 Compared to 1999                    1999 Compared to 1998
                                   -------------------------------------    ------------------------------------
                                                Amount of                                 Amount of
                                           Increase/(Decrease)                       Increase/(Decrease)
                                             Due to Change In                         Due to Change In
                                   -------------------------------------    -------------------------------------
                                                                Net                                       Net
                                                             Amount of                                 Amount of
                                                Average     Increase/                    Average      Increase/
                                   Volume         Rate      (Decrease)      Volume         Rate       (Decrease)
                                   ------       --------    ----------      ------       --------     ----------
Interest Income
Federal funds sold...........    $       (44)   $      16   $     (28)     $     36     $     (4)      $     32
Securities:
   Taxable...................            554          183         737           (92)         (38)          (130)
   Tax Exempt................            178          (91)         87           105          (88)            17
Loans........................          6,628          653       7,281         4,689         (659)         4,030
                                 -----------    ---------   ---------      --------     ---------      --------
Total interest income........          7,316          761       8,077         4,738         (789)         3,949
                                 -----------    ---------   ---------      --------     ---------      --------

Interest Expense
Interest bearing deposits:

   Savings/NOW Accounts......            150          215         365           310         (184)           126
   Time......................          2,306          849       3,155         1,098         (430)           668
   Fed Funds Purchased.......            703          323       1,026           565           (9)           556
   Other Borrowed Money......          1,387           30       1,417           261            1            262
                                 -----------    ---------   --------       -------      --------       --------
   Total Interest Expense....          4,546        1,417       5,963         2,234         (622)         1,612
                                 -----------    ---------   ---------      --------     --------       --------

Net interest income (FTE)....    $     2,770    $    (656)  $   2,114      $  2,504     $   (167)      $  2,337
                                 ===========    =========   =========      ========     =========      ========

     Interest from loans represents 86.2%, 84.9% and 81.8% of total interest income for 2000, 1999 and 1998, respectively. Net interest income is strongly influenced by results of the Bank's lending activities.

     Total interest expense increased 56.6% from 1999 to 2000 and also increased 18.1% from 1998 to 1999: such variances are detailed in Table 3. Cost of funds are influenced by economic conditions and activities of the Federal Reserve. The Bank's asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.


Table 4 - Composition of Average Earning Assets and Interest Paying Liabilities

                                                                 Year ended December 31
                                                       -----------------------------------------
                                                       2000              1999               1998
                                                       ----              ----               ----
As a percent of average earning assets
  Loans.....................................            82%                81%               77%
  Other earning assets......................            18%                19%               23%
                                                        ---                ---               ---
     Average earning assets.................           100%               100%              100%

  Savings and NOW accounts..................            27%                34%               36%
  Time deposits.............................            49%                48%               50%
  Other borrowings..........................            24%                18%               14%
                                                        ---                ---               ---
     Average interest bearing liabilities...           100%               100%              100%

Average earning asset ratio.................            95%                94%               95%

     Table 4 illustrates the shift of earning assets into loans and the shift of funding sources from lower cost savings and NOW accounts to higher costing time and borrowed funds. The Bank has been able to maintain an earning asset ratio of approximately 95% during the past three years. Non-earning assets include cash, fixed assets and certain other assets.

Provision and Allowance for Loan Loss

     The provision for loan losses reflects management's evaluation of the adequacy of the allowance for loan losses. The allowance represents management's assessment of probable losses inherent in the loan portfolio. The Bank allocates the allowance to each loan category based on management's evaluation of relevant risk factors such as past performance, collateral type, and economic conditions. A specific reserve is determined for commercial loans over a specified amount with certain risk characteristics.

     Actual losses experienced in the future, could significantly vary from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could significantly affect the adequacy of the allowance for loan losses. While amounts are allocated to various portfolios as directed by Statement of Financial Accounting Standards No. 114, the entire allowance for loan losses is available to absorb losses from any portfolio segment.

     The provision for loan losses charged to earnings was $3.1 million in 2000, significantly higher than $1.3 million in 1999. The increase in the provision is attributed to three sources. First, the Bank incurred a large loss on a single commercial loan customer; second, a higher provision was required due to the exceptional loan growth, and third a higher provision was recorded to increase the allowance for loan loss ratio from 1.23% of total loans to 1.40% of total loans. The increase in the loan loss ratio reflects the amount necessary for probable losses inherent in the portfolio.

Table 5 - Noninterest Income (in thousands)

                                                                   Year Ended December 31
                                                   ----------------------------------------------------
                                                      2000                 1999                1998
                                                      ----                 ----                ----
Service charges on deposit accounts ......          $ 1,353               $ 811                $ 588

Net gains on asset sales:
  Loans...................................              344                 600                1,367
  Securities..............................              213                 533                  204
Loan servicing fees.......................              153                 148                  184
Insurance premium revenue.................              961               1,043                    0
Brokerage revenue.........................              310                 322                  166
Other.....................................              264                 164                  150
                                                        ---                 ---                  ---
     Total noninterest income.............           $3,598              $3,621               $2,659
                                                     ======              ======               ======

Noninterest Income

     Noninterest income consists of service charges on deposit accounts, brokerage fees, insurance fees, service fees, gains on investment securities available for sale and gains from loan sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Bank retains the servicing rights on the loans sold to Freddie Mac. Excluding the sale of assets, non-interest income increased $553,000, or 22% over 1999. The increase was driven by a 67% increase in service charges on deposits. This increase was a result of continued account growth, fee increases and improved collection of certain assessed fees. Non-interest income increased $962,000 or 36% for 1999 versus 1998. The increase was due primarily to the February 1, 1999 merger with Dornbush Insurance Agency.


Table 6  Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

                                                                Year ended December 31
                                                  ----------------------------------------------------
                                                      2000                1999               1998
                                                      ----                ----               ----
Total Real estate mortgage loan
      originations........................          $45,098             $65,668             $91,446

Real estate mortgage loan sales...........           20,224              44,764              72,075

Real estate mortgage loans servicing
    rights sold...........................                -                   -                   -

Net gains on the sale of real
    estate mortgage loans.................              344                 600               1,367

Net gains as a percent of real
    estate mortgage loan sales............            1.70%               1.34%               1.90%

     Net gains on the sale of real estate mortgage loans totaled $344,000, $600,000 and $1,367,000 in 2000, 1999 and 1998, respectively. The decreases are a result of the less favorable interest rate environment which slowed new mortgage loan business and caused a major slowdown in the refinance business. The Bank sells the majority of its fixed-rate obligations. Such loans are sold without recourse. The Bank retains servicing rights on real estate mortgage loans sold.

Noninterest Expense

Table 7 - Noninterest Expense (in thousands)

                                                                 Year ended December 31
                                                  --------------------------------------------------
                                                       2000                1999               1998
                                                       ----                ----               ----
Salaries and employee benefits............           $ 6,650             $ 5,933             $3,918
Occupancy.................................               808                 786                465
Equipment.................................             1,255                 942                678
FDIC assessment...........................                53                  32                 28
Postage...................................               170                 152                115
Printing and supplies.....................               321                 286                268
Marketing.................................               334                 233                213
Michigan Single Business Tax..............               215                 192                192
Other.....................................             2,251               2,047              1,457
                                                       -----               -----              -----
  Total noninterest expense...............           $12,057             $10,603             $7,334
                                                     =======             =======             ======

     Non-interest expense increased $1,454,000 or 13.7% in 2000 compared to 1999. This follows a 44.6% increase in 1999 compared to 1998. The increases in both 2000 and 1999 are generally the result of the overall expansion of the Bank's business. The increase in 1999 includes the February 1,1999 merger with Dornbush Insurance Agency which increased noninterest expenses $924,000 in 1999. The increased level of non-interest expense is both a result of, and necessary to achieve the Bank's aggressive growth plan. During the past two years the Bank's assets have increased over 51%. The growth of non-interest expense includes four new banking offices, expansion of the corporate offices, and affiliation with the Dornbush Insurance Agency.

Provision for Income Taxes
     The provision for income taxes was $1,132,000 in 2000 compared with $1,791,000 in 1999, and $2,068,000 in 1998. The Company's effective tax rate approximated 22% in 2000, 28% in 1999 and 29% in 1998. The decrease in the effective tax rate for the year 2000 was a result of a valuation allowance that started to reverse in 2000 and will continue through year 2001.

Financial Condition --Summary

     During 2000, total assets increased 22% to $457,004,000, deposits increased 33% to $338,153,000 and loans increased 21% to $347,293,000. The Bank is emphasizing relationship banking and has competed aggressively to obtain deposits and loans. A discussion of changes in balance sheet amounts by major categories follows:

The Loan Portfolio

     The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. Although most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation("FHLMC"), the Bank retains servicing rights on substantially all such loans sold. At December 31, 2000 and 1999, the Bank was servicing loans for FHLMC totalling $147,566,000 and $147,956,000, respectively. The loan portfolio mix at December 31,2000 consists of 48% commercial real estate, 15% residential real estate, 19% commercial and 18% consumer installment. Consumer installment loans as a percentage of the loan portfolio have increased recently as a result of the Bank's indirect lending program, substantially all are vehicle loans.

Table 8 - Loan Portfolio Composition (in thousands)

                                                                       Year ended December 31
                                             ------------------------------------------------------------------------
                                                        2000                     1999                    1998
                                                  Amount         %        Amount         %        Amount          %
                                                  ------         -        ------         -        ------          -
Commercial Real Estate....................       $ 165,978       48       $140,648       49       $ 114,248       51
Residential Real Estate...................          53,644       15         41,985       15          36,554       17
Other Commercial..........................          64,511       19         58,793       20          40,825       18
Installment...............................          63,160       18         46,404       16          30,506       14
                                                  --------       --         ------       --          ------       --
  Total loans............................          347,293      100%       287,830      100%        222,133      100%
                                                                ====                    ====                     ====
Less:
Allowance for Loan Losses................           (4,874)                 (3,551)                  (2,879)
                                                   -------                 -------                  -------
Total Loans Receivable, Net...............        $342,419                $284,279                 $219,254
                                                  ========                ========                 ========

     The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. There are 8 levels in the loan authorization procedure for secured loans depending on the dollar amount of the loan request.


                $2,400,001 to $6,000,000  Board of Directors
                $1,000,001 to $2,400,000  Executive Loan Committee
                         0 to $1,000,000  Loan Committee
                         0 to $  300,000  Class 1 Lender
                         0 to $  200,000  Class 2 Lender
                         0 to $   75,000  Class 3 Lender
                         0 to $   30,000  Class 4 Lender
               Student Loans Only         Class 5 Lender

     The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. Periodic reviews are submitted by the loan review officer to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in Table 8.

     Loan quality is demonstrated by the ratios of non-performing loans and charge offs as a percentage of the loan portfolio. As referenced in more detail in Table 10 below, the Bank's ratio of non-performing loans to total loans at December 31, 2000 was .77% compared to 1.90% in 1999. The December 31, 1999 ratio was significantly higher than the historical average and the Bank does not expect this high of a percentage in the future.

Table 9  Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the amount of total loans outstanding as of December 31, 2000 which, based on scheduled maturity dates, are due in the periods indicated.

                                                                             Maturing
                                        --------------------------------------------------------------------------
                                                                       (in thousands of dollars)
                                                               After one but
                                         Within one Year     within five years    After five years          Total
                                         ---------------     -----------------    ----------------          -----
Residential Real Estate...........            $15,606              $22,831            $ 15,207           $ 53,644
Installment.......................              2,736               44,874              15,550             63,160
Commercial Real Estate............             32,561              117,265              16,152            165,978
Other Commercial..................             36,001               26,320               2,190             64,511
                                               ------               ------               -----             ------
       Totals.....................            $86,904             $211,290             $49,099            347,293
                                              =======             ========             =======
Allowance for Loan Losses.........                                                                         (4,874)
                                                                                                          -------
Total Loans Receivable, Net.......                                                                       $342,419
                                                                                                         ========

     Below is a schedule of the amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                                 Interest Sensitivity
                                                             ------------------------------------------------------
                                                                              (in thousands of dollars)
                                                                 Fixed Rate         Variable Rate        Total
                                                                 ----------         -------------        -----
Due within 3 months.................................              $14,376             $70,437         $  84,813
Due after 3 months within 1 year....................               12,992                   -            12,992
Due after one but within five years.................              209,898                   -           209,898
Due after five years................................               39,590                   -            39,590
                                                                   ------             -------          --------
Total...............................................             $276,856             $70,437           347,293
                                                                 ========             =======
Allowance for loan losses...........................                                                     (4,874)
                                                                                                       ---------
Total loans receivable, net.........................                                                    $342,419
                                                                                                       =========

Table 10 - Nonperforming Assets (in thousands)

                                                                                     December 31
                                                                      ------------------------------------------
                                                                       2000             1999              1998
                                                                       ----             ----              ----
Nonaccrual loans.............................................          $2,535          $2,471             $353
90 days or more past due & still accruing....................             151           3,003              217
                                                                          ---           -----              ---
    Total nonperforming loans................................           2,686           5,474              570
Other real estate............................................               -               -              116
                                                                       ------          ------              ---
    Total nonperforming assets...............................          $2,686          $5,474             $686
                                                                       ======          ======             ====

Nonperforming loans as a percent of total loans..............            .77%           1.90%            0.26%
Nonperforming assets as a percent of total loans.............            .77%           1.90%            0.31%
Allowance for loan losses as a % of non-performing loans......           181%             65%             505%

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

     The allowance for loan losses is 181% of the total non-performing loans as of December 31, 2000. Management believes that the allowance for loan losses is adequate for these loans and the remainder of the lending portfolio. As of December 31, 2000 there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which if implemented, would have a material impact on the Company's liquidity, capital or results of operations.

     The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2000, 1999 and 1998 had those loans been accruing interest in accordance with the original terms of the loan agreement (pro forma interest) and the amount of interest income actually included in net interest income for those years.


Table 11 - Foregone Interest on Non-Performing Loans

                                                               For the Year Ended December 31
                                                                       (in thousands)
                               ---------------------------------------------------------------------------------------------
                                            2000                            1999                            1998
                               Non-accrual     Restructured    Non-accrual     Restructured    Non-accrual     Restructured
Pro forma interest               $ 284           $ 372           $ 139             $   -         $  33             $   -
Interest earned                    146             372             108                 -            32                 -
                                 -----           -----           -----             -----         -----             -----
Foregone interest income         $ 138           $   -           $  31             $   -         $   1             $   -
                                 =====           =====           =====             =====         =====             =====


Table 12 - Loan Loss Experience (in thousands)

     The following is a summary of loan balances (excluding loans held for sale) at the end of each period and their daily average balances, changes in the allowance for the loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

     For the year ended December 31, 2000, both the dollar amount of loans charged off as uncollectable, and the amount charged against earnings as additions to the allowance for loan losses increased substantially. The increase in loans charged off as uncollectable was significantly affected by losses on commercial loans. A significant portion of the commercial loan losses resulted from loans originated by a relatively new loan officer who failed to follow the Bank's established lending policies and procedures. The loan officer has resigned from the Bank and controls have been strengthened to reduce the likelihood of similar losses in the future. The provision for loan losses charged against earnings increased $1,870,000, or approximately 150% over 1999. This significant increase is the result of the commercial loan losses referenced above, the strong loan growth in 2000, and an additional provision to increase the level of the allowance for loan losses from 1.23% to 1.40% of total loan balances. The higher level of the allowance reflects probable losses inherent in the portfolio. The average daily balance of loans increased approximately 65% during the past two years. Starting in the 2nd quarter of 1998 the bank aggressively targeted the indirect consumer loan market, primarily auto loans. The program has increased the consumer loan portfolio balance substantially and has raised the net charge off percentage. Consumer loan net charge-offs declined $71,000 in 2000 compared to 1999. Net charge-offs in the Real Estate portfolio continue to be very low.

                                                                                  Year Ended December 31
                                                                      ---------------------------------------------
                                                                         2000             1999            1998
                                                                         ----             ----            ----
Loans:
  Average daily balance of loans for the year.................          $321,579        $245,349         $190,472
  Amount of loans outstanding at end of period................          $347,293        $287,830         $222,133

Allowance for loan losses
  Balance at beginning of year................................            $3,551          $2,879           $2,565
  Loans charged off:
    Real estate...............................................                 1               -                -
    Commercial................................................             1,400              45               90
    Consumer..................................................               642             625              117
                                                                        --------        --------         --------
        Total charge-offs.....................................             2,043             670              207
  Recoveries of loans previously charged off
    Real estate...............................................                 -               -                -
    Commercial................................................                90              24               33
    Consumer..................................................               156              68               88
                                                                        --------        --------         --------
        Total recoveries......................................               246              92              121
                                                                        --------        --------         --------
  Net charge-offs.............................................            (1,797)           (578)             (86)
  Additions to allowance charged to operations................             3,120           1,250              400
                                                                        --------        --------         --------
        Balance at end of year................................            $4,874          $3,551          $ 2,879
                                                                        ========        ========         ========
Ratios:
  Net charge-offs as a percent of average loans...............              .56%            .24%             .05%
  Allowance for loan losses to loans outstanding at year end..             1.40%           1.23%            1.30%


Table 13 - Allocation of the Allowance for Loan Losses

     The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                  Year ended December 31
                                   -----------------------------------------------------------------------------------
                                           2000                         1999                         1998
                                           ----                         ----                         ----
                                                  % of each                   % of each                     % of each
                                                  category                     category                      category
                                   Allowance      to total      Allowance      to total       Allowance      to total
                                     Amount         loans         Amount         loans          Amount         loans
                                   ---------       -------       --------      --------        --------      -------
Commercial.................         $3,849           66.4%        $2,723         69.3%          $2,175         69.8%
Real estate mortgages......            107           15.4            151         14.6              310         16.5
Consumer...................            863           18.2            637         16.1              378         13.7
Unallocated................             55             .0             40           .0               16           .0
                                    ------          -----         ------        -----           ------        -----
  Total....................         $4,874          100.0%        $3,551        100.0%          $2,879        100.0%
                                    ======          ======        ======        ======          ======        ======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type. Management has provided additions to the allowance for loan losses to support the 2000 loan growth and to replenish the allowance for unusually high charge-offs of commercial loans. Investment Securities

     Securities are purchased and classified as "available-for-sale." These securities may be sold to meet the Bank's liquidity needs or to improve the quality of the investment portfolio. The primary objective of the Company's investing activities is to provide for safety of the principal invested. Secondary considerations include earnings, liquidity, and the overall exposure to changes in interest rates. The Company's net holdings of investment securities increased $10.8 million in 2000 and increased $7.3 million in 1999. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation, GNMA and FNMA which pay monthly amortized principal and interest payments.


Table 14 - Available-for-Sale Securities Portfolio

Year Ended December 31
                                                                       2000             1999             1998
                                                                       ----             ----             ----
U. S. Treasury and U.S. Government Agencies..................         $47,784         $37,578           $32,453
State and political subdivisions.............................          25,615          23,201            21,007
Other........................................................           1,047             871             2,887
                                                                        -----         -------             -----
                                                                      $74,446         $61,650           $56,347
                                                                      =======         =======           =======

     Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.


Table 15 - Schedule of Maturities of Investment Securities and Weighted Average
           Yields

     The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 2000. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

                                                               Maturing
                    -------------------------------------------------------------------------------------------------
                                                         (Dollars n Thousands)
                                                                                                  Investments With
                         Due Within            One to             Five to            After         No Contractual
                          One Year           Five Years          Ten Years         Ten Years          Maturity
                       Fair       Avg.      Fair     Avg.      Fair     Avg.      Fair     Avg.     Fair      Avg.
                      Value      Yield     Value     Yield    Value     Yield    Value    Yield     Value    Yield
                      -----      -----     -----     -----    -----     -----    -----    -----     -----    -----
Available for Sale:
U.S. Treasury
and U.S.
Government
Agencies.......           $ 95     6.61%   $27,589    7.07%   $15,260    6.95%    $4,840   7.46%       $  -       -
States and
Political
Subdivisions...          1,274     8.81%     6,926    7.81%    13,217    7.40%     4,198   7.60%          -       -
Other Securities             -        -          -       -          -       -          -      -       1,047    3.16%
                        ------     -----   -------    -----   -------    -----    ------   -----     ------    -----
                        $1,369     8.66%   $34,515    7.14%   $28,477    7.16%    $9,038   7.53%     $1,047    3.16%
                        ======     =====   =======    =====   =======    =====    ======   =====     ======    =====

Deposits

     Deposits are gathered from the communities the Bank serves. Recently the Bank has emphasized relationship marketing to reinforce the core nature of its deposit base.

     Table 16 indicates a relatively stable base of deposits spread over the Bank's product lines. Average total deposits grew 20% from 1999 to 2000 and grew 20% from 1998 to 1999. The increase in 2000 resulted primarily from gaining market share in the Bank's market areas and the use of brokered time deposits outside the banks market area.

     The Bank is continually enhancing its deposit products. In addition to relationship pricing the Bank has instituted telephone and personal computer banking as new alternatives to customer access. The Bank operates thirteen automated teller machines, three of which are off-site.

Table 16 - Average Daily Deposits (in thousands)

                                                                       Average for the Year
                                        -------------------------------------------------------------------------------------
                                                  2000                        1999                         1998
                                          Amount     % of Assets      Amount      % of Assets      Amount       % of Assets
                                          ------     -----------      -----       -----------      ------       -----------
Noninterest bearing demand........        $40,109        10%          $36,452         11%          $ 29,324         11%
NOW accounts......................         21,554         5            18,038          6             15,352          6
MMDA/Savings .....................         67,498        16            65,702         20             56,306         21
Time - negotiable brokered........         18,241         5                 -          -                  -          -
Time..............................        141,085        34           120,114         37             98,870         37
                                          -------        --           -------        ---             ------        ---
   Total Deposits.................       $288,487        70%         $240,306         73%          $199,852         75%
                                         ========        ===         ========        ===           ========        ===

     The recent surge in loan growth and lending opportunities has resulted in the Banks' need to rely on funding sources outside its local market. The use of such funding sources is monitored very closely to provide the lowest cost funding available to the Bank. As illustrated in Table 17, brokered time deposits are more expensive than traditional sources of funding.


Table 17 - Average Deposit Balances

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                          Average for the Year
                                             -------------------------------------------------------------------------------
                                                     2000                         1999                       1998
                                             Average       Average       Average       Average      Average      Average
                                             Balance         Rate        Balance         Rate       Balance        Rate
                                             -------         ----        -------         ----       -------        ----
Noninterest bearing demand.........          $40,109                     $36,452                  $ 29,324
NOW Accounts.......................           21,554        2.41%         18,038         2.19%      15,352          2.45%
MMDA/Savings.......................           67,498        2.96          65,702         2.68       56,306
                                                                                                                    2.93
Time - negotiable brokered.........           18,241        6.91               -            -            -             -
Time...............................          141,085        5.75         120,114         5.17       98,870          5.61
                                             -------     -------         -------       ------       ------          ----
   Total Deposits..................         $288,487       4.12%        $240,306         3.48%    $199,852          3.79%
                                            ========                    ========                  ========

At December 31,2000, the Bank had approximately $52,915,000 in brokered time deposits.

Table 18 - Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2000:

                                                                   Amount
                                                                   ------
         Three months or less...........................          $46,733
         Over 3 months through 6 months.................           34,533
         Over 6 months through 1 year...................            6,816
         Over 1 year....................................           11,196
                                                                   ------
                                                                  $99,278

     The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.


Market Risk

     The Bank complements its stable core deposit base with alternate sources of funds, which includes advances from the Federal Home Loan Bank, and jumbo certificates of deposit from outside its market area. Management evaluates the funding needs and makes a decision based on current interest rates and terms whether to fund internally or from alternate sources. To date, the Bank has not employed the use of derivative financial instruments in managing the risk of changes in interest rates.


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

     In 2000, the Company paid cash dividends totaling $1,768,647, approximately 45% of earnings. The higher percentage was the result of lower earnings in 2000 and not a change in the dividend policy. In 1999, the Company paid cash dividends totaling $1,674,256, approximately 37% of earnings. Special cash dividends were paid in 1998, resulting in the Company paying cash dividends totaling $2,350,000, approximately 46% of earnings. The Company remains in all the top regulatory categories for adequately and well-capitalized institutions after paying such dividends.

Table 19 - Capital Resources (in thousands)

                                        Regulatory Requirements                         December 31
                                       Adequately         Well           ---------------------------------------
                                      Capitalized      Capitalized        2000            1999           1998
                                                                          ----            ----           ----
Tier 1 capital..................                                         $43,499          $41,183        $39,232
Tier 2 capital..................                                           4,765            3,551          2,879
                                                                         -------          -------         ------
  Total qualifying capital......                                         $48,264          $44,734        $42,111
                                                                         =======          =======        =======

Tier 1 leverage ratio...........          4%               5%             10.52%           12.64%         14.74%
Tier 1 risk-based capital.......          4%               6%             11.41%           13.07%         16.02%
Total risk-based capital........          8%              10%             12.67%           14.19%         17.20%

Interest Rate Risk

     The primary components of the balance sheet are interest-earning assets, which are funded by interest-bearing liabilities. The differences in cash flows of these rate sensitive assets and liabilities, combined with shifts, or changes in the overall market yield curve result in interest rate risk. Interest rate risk is the change in net interest income due to interest rate changes. Interest rate risk is inherent to banking and cannot be eliminated.

     The Asset and Liability Management Committee (ALCO) is responsible for overseeing the financial management of net interest income, liquidity, investment activities, and other related activities. In regard to interest rate risk, management has relied most heavily on re-pricing GAP analysis, which is a traditional method of assessing interest rate risk. Recognizing that there is no single measure that adequately measures current or future risk, management is beginning to rely more heavily on a simulation analysis.

     The Bank's one year GAP at the end of the year was .82. This measurement indicates that the bank's net interest income would most likely rise if general interest rate fall and that the net interest income would decline if rates rise. Management is comfortable with the banks current GAP position and interest rate exposure, but will continue to invest in assets and fund liabilities with the intent of moving the GAP position to a more neutral position. To accomplish this, the bank will seek to invest short-term re-pricing assets such as floating rate securities and loans, and will extend liability maturities.

     The Bank's interest rate simulation model indicates that 3% of the banks net interest income is at risk to a 100 basis point change in market interest rates. Simulations models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of a simulation model is relatively new at the Bank and changes in the assumptions could impact the results. Simulation models require the ability to accurately predict customer behavior to interest rate changes, changes in the competitive environment, and other economic factors.

     The Bank does not currently, nor does it have plans to, use derivatives to assist in the management of interest risk.


Liquidity

     Liquidity management is also a significant responsibility of the ALCO. The objective of liquidity management is to ensure the availability of funds to meet the demands of depositors and borrowers. The primary sources of liquidity included the repayment of customer loans, maturity of and repayment of Bank investments, deposits, and borrowings. The Bank also has at its disposal the ability to borrow funds from other banks, borrow funds from the Federal Home Loan Bank, and purchase brokered certificates of deposits from outside the Bank's market area. Advances from the Federal Home Loan Bank increased by $6.8 million and the use of brokered certificates of deposit increased by $52.9 million.

     The Bank's liquidity ratio at the end of the year was 8.7%, which is considered adequate by management.





                           [INTENTIONALLY LEFT BLANK]

Table 20 - Asset/Liability Gap Position (in thousands)

                                                                           December 31, 2000
                                             ---------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................        $ 6,000      $      -        $      -       $     -       $  6,000
  Loans................................         96,525        53,916         190,565         6,287        347,293
  Securities (including restricted
         investments)                           21,071         4,397          13,339        38,349         77,156
  Loans held for sale..................            726             -               -             -            726
                                              --------      --------        --------       -------       --------
  Total interest earning assets........       $124,322       $58,313        $203,904       $44,636       $431,175
                                              ========       =======        ========       =======       ========

Interest bearing liabilities:
  Savings & NOW........................        $15,497      $      -        $      -       $77,690        $93,187
  Time.................................         63,410        98,755          38,241             -        200,406
                                              --------      --------        --------       -------        -------
                                                                                                 -
  Total deposits.......................         78,907        98,755          38,241        77,690        293,593
  Other borrowings.....................         37,724         8,000           8,166        16,800         70,690
                                              --------      --------        --------       -------       --------

   Total interest bearing liabilities..       $116,631      $106,755         $46,407       $94,490       $364,283
                                              ========      ========        ========       =======       ========

Rate sensitivity gap and ratios:
  Gap for period $.....................          7,691       (48,442)        157,497       (49,854)
  Cumulative gap $.....................          7,691       (40,751)        116,746        66,892
  Period gap ratio.....................           1.07           .55            4.39           .47
  Cumulative gap ratio.................           1.07           .82            1.43          1.18
Gap /Total Earning assets
  Period...............................           1.8%        (11.2)%          36.5%        (11.6)%
  Cumulative...........................           1.8%         (9.5)%          27.1%         15.5%

     The asset/liability gap reflects the scheduled repayment and maturities of the Banks' loans and investments. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Also, savings and NOW accounts, which have a variable interest rate, are treated as not immediately sensitive to changes in interest rates, based on the Bank's historical experience and future intentions.

     As of December 31,2000 the cumulative one year gap position was liability sensitive, approximately 9.5% of earning assets. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Selected Quarterly Financial Data (Unaudited):
   (in thousands, except per share data)

                                                                 Three Months Ended
                                           March 31          June 30        September 31      December 31
Year Ending December 31, 2000
             Total Assets                  $ 396,913         $ 416,548        $ 429,146        $ 457,004
Net Interest Income                            4,030             4,148            4,260            4,243
Provision for loan losses                        330               470              400            1,920
Net Income                                       994             1,258            1,397              321

Earnings per Share                               .49               .62              .68             .16
Book Value per Share                           20.64             20.72            21.89           21.95
Return on average assets                        1.04%             1.24%            1.31%            .26%
Return on Shareholders' equity                  9.61%            12.03%           12.83%           3.02%
Efficiency Ratio                               63.97%            55.21%           56.38%          59.95%

Year Ending December 31, 1999
             Total Assets                  $ 307,893         $ 317,942         $344,016        $ 376,073
         Net Interest Income                   3,358             3,555            3,705            3,934
Provision for loan losses                        150               150              250              700
Net Income                                     1,256             1,219            1,134              920

Earnings per Share                               .63               .60              .56              .44
Book Value per Share                           20.17             19.96            20.38            20.31
Return on total assets                          1.68%             1.56%            1.34%             .95%
Return on Shareholders' equity                 12.71%            12.12%           10.99%            8.51%
Efficiency Ratio                               53.88%            61.33%           62.06%           57.28%

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words; "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

     The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Company has no market risk sensitive instruments held for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



O.A.K. FINANCIAL CORPORATION          |                TABLE OF CONTENTS
       AND SUBSIDIARY                 |
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

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiary
Byron Center, Michigan

We have audited the accompanying consolidated balance sheets of O.A.K. Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of O.A.K. Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Rehmann Robson, P.C.


Grand Rapids, Michigan
January 26, 2001

   O.A.K. FINANCIAL CORPORATION            |      CONSOLIDATED BALANCE SHEETS
          AND SUBSIDIARY                   |
--------------------------------------------------------------------------------

                                                                                                December 31
      ASSETS                                                                           2000                   1999
Cash and due from banks                                                           $  10,759,837          $  10,054,389
Federal funds sold                                                                    6,000,000                      -
                                                                                     ----------             ----------
Cash and cash equivalents                                                            16,759,837             10,054,389
Available-for-sale securities - amortized cost of
     $73,712,745 ($62,592,629 - 1999)                                                74,446,393             61,649,881
Loans receivable, net                                                               342,419,431            284,279,189
Loans held for sale                                                                     725,857                632,038
Accrued interest receivable                                                           3,445,573              2,716,837
Premises and equipment, net                                                          12,293,881             10,618,570
Restricted investments                                                                2,710,000              2,000,000
Other assets                                                                          4,202,688              4,121,705
                                                                                     ----------             ----------
Total assets                                                                      $ 457,003,660          $ 376,072,609
                                                                                  =============          =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Interest bearing                                                             $ 293,593,320          $ 215,159,729
     Noninterest bearing                                                             44,559,923             39,006,319

Total deposits                                                                      338,153,243            254,166,048

Borrowed funds                                                                       38,455,955             54,405,599
Securities sold under agreements to repurchase                                       32,233,984             24,424,351
Other liabilities                                                                     3,531,662              1,819,097

Total liabilities                                                                   412,374,844            334,815,095
                                                                                   ------------            -----------

Stockholders' equity
     Common stock, $1 par value; 4,000,000 shares authorized,
        2,041,775 shares issued and outstanding                                       2,041,775              2,041,775
     Additional paid-in capital                                                       6,265,446              6,259,681
     Retained earnings                                                               36,280,076             34,078,585
     Accumulated other comprehensive income (loss)                                      483,869               (622,527)
     Unallocated common stock held by ESOP                                             (442,350)              (500,000)
                                                                                      ---------              ---------
Total stockholders' equity                                                           44,628,816             41,257,514
                                                                                    -----------             ----------

Total liabilities and stockholders' equity                                        $ 457,003,660          $ 376,072,609
                                                                                  =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION            |     CONSOLIDATED STATEMENTS OF INCOME
      AND SUBSIDIARY                    |
--------------------------------------------------------------------------------

                                                                               Year Ended December 31
                                                                 2000                   1999                  1998
                                                            --------------        --------------         -------------
Interest income
     Loans                                                   $ 28,942,504           $ 21,656,573          $ 17,629,417
     Available-for-sale securities                              4,003,757              3,264,615             3,396,933
     Restricted investments                                       201,369                106,473                88,281
     Federal funds sold                                            24,589                 52,644                19,827
                                                                  -------                -------                ------
Total interest income                                          33,172,219             25,080,305            21,134,458
                                                              -----------            -----------            ----------

Interest expense
     Deposits                                                  11,888,486              8,368,069             7,574,458
     Borrowed funds                                             3,159,406              1,327,843               849,088
     Securities sold under agreements to repurchase             1,442,904                832,353               492,626
                                                               ----------               --------               -------

Total interest expense                                         16,490,796             10,528,265             8,916,172
                                                              -----------             ----------             ---------

Net interest income                                            16,681,423             14,552,040            12,218,286

Provision for loan losses                                       3,120,000              1,250,000               400,000
                                                              -----------            -----------           -----------

Net interest income after provision for
     loan losses                                               13,561,423             13,302,040            11,818,286
                                                              -----------            -----------            ----------

Noninterest income
     Service charges                                            1,353,040                811,369               587,786
     Net gain on sales of loans held for sale                     344,111                599,935             1,367,075
     Loan servicing fees                                          152,639                148,042               183,735
     Net gain on sales of availiable-for-sale securities          213,287                532,915               204,076
     Insurance premiums                                           960,907              1,042,618                     -
     Brokerage fees                                               310,318                321,615               165,801
     Other                                                        263,701                164,311               150,832
                                                                 --------               --------               -------

Total noninterest income                                        3,598,003              3,620,805             2,659,305
                                                               ----------             ----------            ----------

Noninterest expenses
     Salaries and employee benefits                             6,650,057              5,933,049             3,917,992
     Occupancy                                                    807,960                785,886               465,271
     Furniture and fixtures                                     1,255,318                941,788               678,055
     Printing and supplies                                        321,191                286,216               267,682
     Other                                                      3,022,762              2,655,883             2,005,072
                                                              -----------            -----------            ----------

Total noninterest expenses                                     12,057,288             10,602,852             7,334,072
                                                              -----------            -----------          ------------

Income before federal income taxes                              5,102,138              6,319,993             7,143,519

Federal income taxes                                            1,132,000              1,791,000             2,068,000
                                                               ----------            -----------             ---------

Net income                                                    $ 3,970,138            $ 4,528,993           $ 5,075,519
                                                              ===========           ============           ===========

Net income per share of common
     stock (basic and diluted)                                      $1.95                  $2.23                 $2.54
                                                                    =====                  =====                 =====

The accompanying notes are an integral part of these consolidated financial statements.

   O.A.K. FINANCIAL CORPORATION             |       CONSOLIDATED STATEMENTS OF
         AND SUBSIDIARY                     |           COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31
                                                                        2000                1999                 1998
                                                                    --------------    ----------------    -----------------
Other comprehensive income (loss)
Unrealized gains (losses) on available-
     for-sale securities arising during the year                     $ 1,889,683       $ (2,742,692)           $  676,764

Reclassification adjustment for realized
     gains included in net income                                        213,287            532,915               204,076
                                                                     -----------         ----------            ----------
Comprehensive income (loss)
     before income taxes                                               1,676,396         (3,275,607)              472,688

Income taxes (benefit) related to
     comprehensive income                                                570,000           (751,000)              160,000
                                                                     -----------        -----------           -----------

Other comprehensive income (loss)                                      1,106,396         (1,458,777)              312,688

Net income                                                             3,970,138          4,528,993             5,075,519
                                                                     -----------

Comprehensive income                                                 $ 5,076,534        $ 3,070,216           $ 5,388,207
                                                                     -----------        ------------          -----------

The accompanying notes are an integral part of these consolidated financial statements.

  O.A.K. FINANCIAL CORPORATION       |            CONSOLIDATED STATEMENTS OF
        AND SUBSIDIARY               |         CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                   Year Ended December 31
                                                                       2000                 1999                 1998
                                                                -------------------   ------------------   ------------------
Shares of common stock issued and outstanding
     Balance, beginning of year                                        2,041,775            2,000,000            1,000,000
     Common stock dividends                                                    -                    -            1,000,000
     Common stock issued                                                       -               13,000                    -
     Issuance of common stock for business combination                         -               28,775                    -
                                                                      ----------           ----------           ----------
     Balance, end of year                                              2,041,775            2,041,775            2,000,000
                                                                      ==========           ==========           ==========
Common stock
     Balance, beginning of year                                      $ 2,041,775          $ 2,000,000          $ 1,000,000
     Common stock dividends                                                    -                    -            1,000,000
     Common stock issued                                                       -               13,000                    -
     Issuance of common stock for business combination                         -               28,775                    -
                                                                     -----------           ----------           ----------
     Balance, end of year                                              2,041,775            2,041,775            2,000,000
                                                                     -----------           ----------           ----------
Additional paid-in-capital
     Balance, beginning of year                                        6,259,681            5,622,680            5,622,680
     Issuance of common stock                                                  -              637,001                    -
     Allocation of ESOP shares                                             5,765                    -                    -
                                                                     -----------           ----------           ----------
     Balance, end of year                                              6,265,446            6,259,681            5,622,680

Retained earnings
     Balance, beginning of year                                       34,078,585           31,494,055           29,768,536
     Accumulated deficit in business combination                               -             (270,207)                   -
     Net income                                                        3,970,138            4,528,993            5,075,519
     Common stock dividends                                                    -                    -           (1,000,000)
     Cash dividends                                                   (1,768,647)          (1,674,256)          (2,350,000)
                                                                      ----------           ----------           ----------
     Balance, end of year                                             36,280,076           34,078,585           31,494,055
                                                                     -----------           ----------           ----------
Accumulated other comprehensive (loss) income
     Balance, beginning of year                                         (622,527)             836,250              523,562
     Other comprehensive income (loss)                                 1,106,396           (1,458,777)             312,688
                                                                       ---------            ---------            ---------
     Balance, end of year                                                483,869             (622,527)             836,250
                                                                       ---------            ---------            ---------
Unallocated common stock held by ESOP
     Balance, beginning of year                                         (500,000)                   -                    -
     Unearned ESOP compensation                                                -             (500,000)                   -
     Allocation of ESOP shares                                            57,650                    -                    -
                                                                      ----------            ---------             --------
     Balance, end of year                                               (442,350)            (500,000)                   -
                                                                      ----------            ---------             --------
Total stockholders' equity                                           $44,628,816          $41,257,514          $39,952,985
                                                                     ===========          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

 O.A.K. FINANCIAL CORPORATION           |         CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                    |                CASH FLOWS
--------------------------------------------------------------------------------

                                                                             Year Ended December 31
                                                                   2000               1999                1998
                                                             -----------------  -----------------   -----------------
Cash flows from operating activities
    Net income                                                 $   3,970,138      $   4,528,993       $   5,075,519
    Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation and amortization                            1,108,809            916,515             553,789
          Provision for loan losses                                3,120,000          1,250,000             400,000
          Proceeds from sales of loans held                                          45,364,562          73,442,003
          for sale                                                20,568,196
          Originations of loans held for sale                    (20,317,904)       (40,716,703)        (75,409,274)
          Net gain on sales of available-for-sale
              securities
                                                                    (213,287)          (532,915)           (204,076)
          Net gain on sales of loans held for sale                  (344,111)          (599,935)         (1,367,075)
          Net amortization of investment premiums                    112,885            163,506             203,231
          (Gain) loss on sales of property and equipment             (65,500)             7,769                   -
          Deferred income taxes (benefit)                           (743,000)           (85,000)            121,000
          Changes in operating assets and liabilities
               which (used) provided cash
          Accrued interest receivable                               (728,736)          (690,652)           (513,039)
          Other assets                                               179,631           (186,327)         (1,034,556)
          Other liabilities                                        1,688,352           (304,994)            487,860
                                                                 -----------          ---------          ----------
Net cash provided by operating activities                          8,335,473          9,114,819           1,755,382
                                                                 -----------          ---------          ----------

Cash flows from investing activities
    Available-for-sale securities
       Proceeds from maturities                                    8,331,637         11,425,763          11,773,936
       Proceeds from sales                                           968,939          3,313,371           2,213,374
       Purchases                                                 (20,320,276)       (23,146,715)         (8,163,135)
    Purchases of restricted investments                             (710,000)          (736,100)            (65,300)
    Net increase in loans held for investment                    (61,260,242)       (66,275,365)        (53,266,174)
    Purchases of premises and equipment                           (2,874,735)        (4,361,920)         (3,111,510)
    Proceeds from the sale of premises and equipment                 156,115             11,858                   -
                                                                 -----------        -----------         -----------
Net cash used in investing activities                            (75,708,562)       (79,769,108)        (50,618,809)
                                                                 -----------        -----------         -----------
Cash flows from financing activities
    Net increase in deposits                                      83,987,195         36,875,241          32,590,479
    Net borrowed funds (repayments)                              (15,949,644)        26,393,132          16,452,803
    Net increase in securities sold under agreements
       to repurchase                                               7,809,633         10,051,047           5,715,721
    Dividends paid                                                (1,768,647)        (1,674,256)         (2,350,000)
    Proceeds from issuance of common stock                                 -            150,001                   -
Net cash provided by financing activities                         74,078,537         71,795,165          52,409,003
                                                                 -----------        -----------         -----------
Net increase in cash and cash equivalents                          6,705,448          1,140,876           3,545,576

Cash and cash equivalents, beginning of year                      10,054,389          8,913,513           5,367,937
                                                                ------------       ------------        ------------
Cash and cash equivalents, end of year                          $ 16,759,837       $ 10,054,389        $  8,913,513
                                                                ============       ============        ============

Supplementary cash flows information
    Interest paid                                               $ 15,762,060       $ 10,320,794        $  8,838,116
    Income taxes paid                                              1,869,167          1,948,430           1,795,773

The accompanying notes are an integral part of these consolidated financial statements.

  O.A.K. FINANCIAL CORPORATION         |                 NOTES TO CONSOLIDATED
        AND SUBSIDIARY                 |                 FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - O.A.K. Financial Corporation (the "Corporation") through its wholly owned subsidiary, Byron Center State Bank (the "Bank") provides a variety of financial services to individuals and businesses in the western Michigan area through its eleven branches located in Byron Center, Jamestown, Cutlerville,
Hudsonville, Grandville, Moline, Dorr, Hamilton, Allendale, Zeeland and Kentwood. Active competition, principally from other commercial banks and credit unions, exists in all of the Bank's principal markets. The Bank's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

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

The Bank is a state chartered bank and a member of the Federal Reserve Bank ("FRB"). Deposits are insured by the Federal Deposit Insurance Corporation's
("FDIC") Bank Insurance Fund. The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial Institutions and Insurance Services ("OFIS") and undergoes periodic examinations by these regulatory authorities (see Note 12).

Business Combination - Effective February 1, 1999, the Corporation issued 28,775 shares of its common stock in exchange for all of the outstanding common stock of Dornbush Insurance Agency, Inc. (DIA) based on a conversion ratio of .719475 shares of the Corporation's common stock. DIA, now a wholly-owned subsidiary of the Bank, operates in the general insurance agency business and sells life, health, property and casualty insurance. The merger has been accounted for as a pooling of interests. Due to the insignificance of the financial statements of DIA, the Corporation's consolidated financial statements have not been restated for all periods prior to the business combination to reflect the financial position and results of operations of DIA, and pro-forma financial information has not been disclosed.

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

Available-For-Sale Securities

Available-for-sale securities consist of bonds, notes and debentures not classified as held-to-maturity securities and are recorded at their estimated fair value. Unrealized appreciation and depreciation, net of the effect of deferred income taxes, on available-for-sale securities are reported as a net amount in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of securities below cost that are determined to be other than temporary are reflected in earnings as realized losses. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method.


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

     O.A.K. FINANCIAL CORPORATION       |              NOTES TO CONSOLIDATED
            AND SUBSIDIARY              |               FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at fair value at the date of foreclosure less estimated cost to sell, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is recorded at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

   O.A.K. FINANCIAL CORPORATION        |            NOTES TO CONSOLIDATED
        AND SUBSIDIARY                 |            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Net Income Per Share

Net income per share of common stock is calculated on the basis of the weighted average number of common shares outstanding including shares allocated under the employee stock ownership plan, which was approximately 2,034,000 in 2000, 2,031,000 in 1999 and 2,000,000 in 1998. The effect of the assumed issuance of the performance based incentive share awards and the assumed exercise of the outstanding stock options had no effect in the calculation of net income per share assuming dilution.

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

The Bank is also a member of the Federal Reserve Bank System. The amount of the required investment is determined by the FRB at the time the Bank becomes a member. The amount of the investment may be adjusted thereafter and is carried at cost.

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, for an entity that has not adopted Statement No. 133 before June 15, 2000. This statement shall be adopted concurrently with Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for changes in value of derivatives will depend upon the use of derivatives and whether they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier applications allowed and is to be applied prospectively. The Corporation does not use interest rate swaps or other derivatives in its management of risk and accordingly this statement is not expected to have a material impact on financial position or results of operations.

    O.A.K. FINANCIAL CORPORATION        |            NOTES TO CONSOLIDATED
         AND SUBSIDIARY                 |            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement is generally effective for transfers of financial assets occurring after March 31, 2001, and is effective for disclosures about securitizations and for reclassifications and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. Statement No. 140, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and criteria for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It is not expected that adoption of this Statement will have a material impact on the Corporation's financial position or results of operations.


2.   AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross  unrealized  gains,  gross unrealized  losses and fair
value   of   investment   securities,   all   of   which   are   classified   as
available-for-sale as of December 31, are as follows:

                                                                     Gross               Gross
                                              Amortized           Unrealized            Unrealized             Fair
   2000                                          Cost                Gains                Losses              Value
   ----                                    ----------------    ------------------    ----------------    ----------------
   U.S. government and
       federal agency                          $47,735,658               $287,456            $238,978        $47,784,136
   States and political subdivisions            25,188,019                486,964              60,352         25,614,631
   Other                                           789,068                265,675               7,117          1,047,626
                                           ----------------    ------------------    ----------------    ----------------

   Total                                       $73,712,745             $1,040,095            $306,447        $74,446,393
                                           ================    ==================    ================    ================

   1999
   ----
   U.S. government and
       federal agency                          $38,328,604     $           55,647           $ 805,829        $37,578,422
   States and political subdivisions            23,393,327                162,987             355,553         23,200,761
   Other                                           870,698                      -                   -            870,698
                                           ----------------    ------------------    ----------------    ----------------

   Total                                       $62,592,629     $          218,634          $1,161,382        $61,649,881
                                           ================    ==================    ================    ================

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2000 is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                        Amortized             Fair
                                                                                           Cost               Value
                                                                                     ----------------    ----------------
     Due in one year or less                                                               $1,267,964         $1,273,330
     Due after one year through five years                                                 14,014,263         14,130,157
     Due after five years through ten years                                                20,358,927         20,793,876
     Due after ten years                                                                    5,958,216          6,046,769
                                                                                     ----------------    ----------------

     Subtotal                                                                              41,599,370         42,244,132
     Mortgage-backed securities                                                            32,113,375         32,202,261
                                                                                     ----------------    ----------------

     Total                                                                                $73,712,745        $74,446,393
                                                                                     ================    ================

  O.A.K. FINANCIAL CORPORATION          |             NOTES TO CONSOLIDATED
        AND SUBSIDIARY                  |             FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Investment income from taxable and nontaxable securities for the years ended December 31, is as follows:

                                                                        2000               1999               1998
                                                                   ----------------    --------------    ---------------
     Taxable                                                            $2,815,554        $2,173,429         $2,322,330
     Nontaxable                                                          1,188,203         1,091,186          1,074,603
                                                                   ----------------    --------------    ---------------

     Total                                                              $4,003,757        $3,264,615         $3,396,933
                                                                   ================    ==============    ===============

The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

                                                             2000              1999            1998
                                                         -------------     -------------    -------------
     Gross realized gains                                   $217,785           $532,915       $231,259
     Gross realized losses                                    (4,498)                 -        (27,183)
                                                         -------------     -------------    -----------
           Net realized gain on sales of
          available-for-sale securities                     $213,287           $532,915       $204,076
                                                         =============     ============     ===========

The  tax  provision   applicable  to  these  net  realized   gains  amounted  to
approximately  $73,000,  $181,000  and  $69,000  during  2000,  1999  and  1998, respectively.

Investment securities with carrying values of approximately $72,356,000 and $53,069,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

3.   LOANS

The Bank grants commercial, consumer and residential loans to customers primarily in a fifteen mile radius of its branches which are located south and west of Grand Rapids, Michigan. Substantially all of the consumer and residential loans are secured by various items of property, while commercial loans are secured primarily by business assets and personal guarantees; a portion of loans are unsecured. The source of repayment of approximately 20% of the loan portfolio is generated from cash flows from developers and owners of commercial real estate.

Major loan classifications at December 31 are as follows:

                                                                                    2000                 1999
                                                                               -----------------    -----------------
     Commercial real estate                                                         $165,977,721         $140,647,468
     Residential real estate                                                          53,644,229           41,985,097
     Commercial                                                                       64,511,214           58,792,864
     Consumer                                                                         63,160,287           46,404,313
                                                                               -----------------    -----------------
     Total loans receivable, net of deferred loan
         fees of $128,117 ($135,189 - 1999)                                          347,293,451          287,829,742
     Less allowance for loan losses                                                    4,874,020            3,550,553
                                                                               -----------------    -----------------

     Loans receivable, net                                                         $342,419,431          $284,279,189
                                                                               =================    =================

At December 31, 2000, scheduled maturities of loans with fixed rates of interest are as follows:

     One year or less                                                      $27,368,854
     One to five years                                                     209,897,521
     Over five years                                                        39,590,349
                                                                     ------------------
     Total                                                                $276,856,724
                                                                     ==================

    O.A.K. FINANCIAL CORPORATION        |               NOTES TO CONSOLIDATED
          AND SUBSIDIARY                |               FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Variable rate loans in the amount of $70,436,727 at December 31, 2000 reprice quarterly or more frequently.

The Bank services loans for others which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and processing foreclosures. Loans being serviced for others as of December 31, 2000, 1999 and 1998, approximated $152,000,000, $146,000,000 and $127,000,000, respectively; such loans are not included in the accompanying consolidated balance sheets.

The following table summarizes mortgage servicing rights capitalized and amortized and the fair value of mortgage servicing rights included in other assets in the accompanying consolidated balance sheets as of December 31:

                                                                2000                1999              1998
                                                          -----------------    ----------------    -------------
    Balance, beginning of year                               $1,215,373          $  918,093           $213,827
      Mortgage servicing rights capitalized                     223,465             491,995            798,975
      Amortization                                             (215,030)           (194,715)           (94,709)
                                                          -----------------    ----------------    -------------
    Balance, end of year                                     $1,223,808          $1,215,373           $918,093
                                                          =================    ================    =============

Information  regarding  impaired loans is as follows for the year ended December
31:

                                                                   2000                 1999                  1998
                                                            ------------------    -----------------    ----------------
     Balance of impaired loans at year-end                      $2,685,702           $5,474,469            $570,280

     Allowance for loan losses allocated
         to the impaired loan balance                              699,334              401,467             202,021

     Average investment in impaired loans                        2,618,756            1,607,204             445,645

     Interest income recognized on
              impaired loans (no interest
              income was recognized on the
         cash basis)                                               172,775              151,414              44,818

No additional funds are committed to be advanced in connection with impaired loans.

4.   ALLOWANCE FOR LOAN LOSSES

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                               2000                  1999                1998
                                                         ------------------    ---------------      ---------------
     Balance, beginning of year                               $3,550,553         $2,879,376           $2,565,430

     Provision for loan losses                                 3,120,000          1,250,000              400,000
     Recoveries                                                  245,826             91,451              121,382
     Loans charged off                                        (2,042,359)          (670,274)            (207,436)
                                                          ----------------     ---------------       --------------

                Balance, end of year                          $4,874,020         $3,550,553           $2,879,376
                                                          ================     ===============      ===============

    O.A.K. FINANCIAL CORPORATION         |              NOTES TO CONSOLIDATED
         AND SUBSIDIARY                  |              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                                                   2000                 1999
                                                                              -----------------    ----------------
     Land                                                                           $2,130,069          $2,164,869
     Buildings and improvements                                                     10,118,577           8,206,963
     Furniture and equipment                                                         5,769,263           4,924,288
                                                                              -----------------    ----------------

     Total premises and equipment                                                   18,017,909          15,296,120

            Less accumulated depreciation                                            5,724,028           4,677,550
                                                                              -----------------    ----------------

     Premises and equipment, net                                                   $12,293,881         $10,618,570
                                                                              =================    ================

6.   DEPOSITS

The following is a summary of the distribution of deposits at December 31:

                                                                                   2000                 1999
                                                                              -----------------    -----------------
     Interest bearing
       NOW accounts                                                                $25,669,232          $19,812,110
       Savings                                                                      37,072,247           38,760,645
       Money market demand                                                          30,445,440           30,461,552
       Time, $100,000 and over                                                      99,277,916           32,610,542
       Other time                                                                  101,128,485           93,514,880
                                                                              -----------------    -----------------

     Total interest bearing                                                        293,593,320          215,159,729

     Noninterest bearing demand                                                     44,559,923           39,006,319
                                                                              -----------------    -----------------

     Total deposits                                                               $338,153,243         $254,166,048
                                                                              =================    =================

At December 31, 2000, scheduled maturities of time deposits are as follows:

     2001                                                                         $162,164,137
     2002                                                                           24,828,790
     2003                                                                            4,778,240
     2004                                                                            3,643,848
     2005                                                                            4,991,386
                                                                              -----------------
     Total time deposits                                                          $200,406,401
                                                                              =================

Interest expense on time deposits issued in denominations of $100,000 or more was approximately $3,874,000 in 2000, $1,365,000 in 1999 and $721,000 in 1998.

     O.A.K. FINANCIAL CORPORATION       |             NOTES TO CONSOLIDATED
         AND SUBSIDIARY                 |              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   BORROWED FUNDS

Borrowed funds at December 31, consist of the following obligations:

                                                                                   2000                 1999
                                                                              -----------------    -----------------
     Federal Home Loan Bank advances                                               $34,800,000          $28,000,000
     Treasury tax and loan note option                                               3,490,180            4,000,000
     Federal funds purchased                                                                 -           22,200,000
     Other borrowings                                                                  165,775              205,599
                                                                              -----------------    -----------------

     Total borrowed funds                                                          $38,455,955          $54,405,599
                                                                              =================    =================


The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government agency securities with a combined carrying value of approximately $40,869,000 and $39,898,000 at December 31, 2000 and 1999, respectively.

The Treasury Tax and Loan Note option is collateralized by U.S. government agency securities with a carrying value of approximately $6,314,000 and $2,714,000 at December 31, 2000 and 1999, respectively. The Treasury Tax and Loan Note option is a daily borrowing with the Federal Reserve Bank, due on demand at 25 basis points below the national federal fund interest rate (6.00% at December 31, 2000).

The Federal Home Loan Bank advances at December 31, 2000 and 1999 and their contractual maturities are as follows:

                                                     Rate at
                                                   December 31                2000                 1999
                                                 -----------------       ---------------      ---------------
     Putable fixed rate advances:

     July 10, 2000                                    6.20%                     $     -           $2,000,000
     September 25, 2000                               6.05%                           -            2,000,000
     December 13, 2000                                6.26%                           -            4,000,000
     January 22, 2001                                 5.57%                   2,000,000            2,000,000
     May 4, 2001                                      5.96%                   2,000,000            2,000,000
     September 24, 2001                               6.26%                   2,000,000            2,000,000
     November 2, 2001                                 6.36%                   2,000,000            2,000,000
     December 12, 2001                                6.37%                   2,000,000                    -
     March 13, 2002                                   6.44%                   2,000,000                    -
     May 1, 2002                                      6.44%                   2,000,000            2,000,000
     December 12, 2002                                6.23%                   2,000,000                    -
     August 21, 2003                                  5.73%                   2,000,000            2,000,000
     March 24, 2010 Putable Advance                   5.99%                   8,500,000                    -
     April 12, 2010 Putable Advance                   5.99%                   5,000,000                    -
     June 23, 2010 Putable Advance                    5.99%                   3,300,000                    -
                                                                         ---------------      ---------------

     Short-term variable rate advances:                                      34,800,000           20,000,000

     January 31, 2000                                 4.05%                           -            6,000,000
     July 12, 2000                                    5.13%                           -            2,000,000
                                                                         ---------------      ---------------
                                                                            $34,800,000          $28,000,000
                                                                         ===============      ===============

8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at December 31, 2000 and 1999 mature within one day from the transaction date and have an average interest rate of 5.03% and 4.29%, respectively. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately  $43,847,000  and  $29,049,000  at  December  31,  2000 and  1999,
respectively. Such securities remain under the control of the Bank. The maximum amount outstanding at any month end during the years ended December 31, 2000 and 1999 was $36,045,000 and $28,965,000, respectively; the daily average balance was $28,976,000 and $21,221,000, respectively.

    O.A.K. FINANCIAL CORPORATION        |              NOTES TO CONSOLIDATED
         AND SUBSIDIARY                 |               FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.  FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended December 31 consists of:

                                                            2000                  1999               1998
                                                      ------------------    -----------------   ----------------
Current                                                    $1,875,000          $1,876,000            $1,947,000
Deferred (benefit)                                           (743,000)            (85,000)              121,000
                                                      ------------------   ------------------   ----------------

Federal income tax expense                                 $1,132,000          $1,791,000            $2,068,000
                                                      ==================    =================   ================

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:

                                                           2000                 1999                1998
                                                     ------------------    ----------------    --------------
Statutory rate applied to income
  before income taxes                                     $1,734,727          $2,148,798         $2,428,756
Effect of tax-exempt interest
  income                                                    (354,990)           (341,898)          (387,285)
Change in valuation allowance                               (260,000)            (20,000)                 -
Other - net                                                   12,263               4,100             26,529
                                                     ------------------    ---------------    --------------

Federal income tax expense                                $1,132,000          $1,791,000         $2,068,000
                                                     ==================    ===============    ==============

The net deferred income tax asset as of December 31, is comprised of the tax effect of the following temporary differences:

                                                                               2000                1999
                                                                           ---------------     ---------------
Deferred tax assets
  Allowance for loan losses                                                  $1,555,000          $1,106,000
  Deferred compensation plan                                                    301,000             264,000
  Deferred loan fees                                                              1,000               2,000
                                                                           ---------------     ---------------

Total deferred tax assets                                                     1,857,000           1,372,000
Valuation allowance                                                            (439,000)           (699,000)
                                                                           ---------------     ---------------

          Net deferred tax assets                                             1,418,000             673,000
                                                                           ---------------     ---------------
Deferred tax liabilities
  Depreciation                                                                  (73,000)            (74,000)
  Discount accretion                                                            (31,000)            (31,000)
  Loan servicing rights                                                        (416,000)           (413,000)
                                                                           ---------------     ---------------

Total deferred tax liabilities                                                 (520,000)           (518,000)
                                                                           ---------------     ---------------

Net deferred tax assets entering into the determination
  of the provision for federal income taxes                                     898,000             155,000

Additional deferred tax (liability) asset related to
  other comprehensive income                                                   (249,000)            321,000
                                                                           ---------------     ---------------
           Net deferred tax asset included in other assets
  on the accompanying consolidated balance sheets                           $   649,000         $   476,000
                                                                           ===============     ===============

     O.A.K. FINANCIAL CORPORATION       |             NOTES TO CONSOLIDATED
          AND SUBSIDIARY                |              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.      RELATED PARTY TRANSACTIONS

Loans

Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $4,577,000 and $5,282,000 at December 31, 2000 and 1999, respectively; new loans and repayments during 2000 were approximately $5,136,000 and $5,841,000, respectively.

Deposits

Deposits of Bank directors,  executive officers and their related interests were
approximately   $2,273,000  and  $1,863,000  at  December  31,  2000  and  1999,
respectively.

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

At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                 Contract Amount
                                                       -------------------------------------
                                                            2000                1999
                                                       ----------------    ----------------
Commitments to grant loans                                 $29,949,000         $22,056,000
Unfunded commitments under lines of credit                  82,352,000          82,005,000
Commercial and standby letters of credit                     3,406,000           2,506,000

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed; a portion are unsecured.

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

    O.A.K. FINANCIAL CORPORATION        |          NOTES TO CONSOLIDATED
           AND SUBSIDIARY               |           FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.      REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FRB, that if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, capital and certain off-balance-sheet items as defined in the regulations and calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2000 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                           Minimum To Be Well
                                                                                            Capitalized Under
                                                                Minimum Capital             Prompt Corrective
                                      Actual                       Requirement              Action Provisions
                                 -----------------              -----------------          -------------------
                                 Amount     Ratio               Amount      Ratio        Amount           Ratio
                                 ------     ------             -------      ------       ------           ------
                                                              (Dollars in thousands)
As of December 31, 2000
Total capital to risk
  weighted assets
   Consolidated                  $48,264    12.67%             $30,494       8.0%        $     N/A        N/A%
   Bank                           47,963    12.60               30,453       8.0            38,066        10.0
Tier 1 capital to risk
  weighted assets
   Consolidated                   43,499    11.41               15,247       4.0               N/A         N/A
   Bank                           43,205    11.35               15,227       4.0            22,840         6.0
Tier 1 capital to
  average assets
   Consolidated                   43,499    10.52               16,542       4.0               N/A         N/A
   Bank                           43,205    10.48               16,489       4.0            20,611         5.0

   O.A.K. FINANCIAL CORPORATION         |              NOTES TO CONSOLIDATED
          AND SUBSIDIARY                |              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                          Minimum To Be Well
                                                                                           Capitalized Under
                                                                 Minimum Capital           Prompt Corrective
                                       Actual                      Requirement            Action Provisions
                                ------------------             ------------------         -------------------
                                 Amount     Ratio                Amount      Ratio      Amount           Ratio
                                --------    ------             ---------    ------      -------          -----
                                                             (Dollars in thousands)
As of December 31, 1999
Total capital to risk
  weighted assets
   Consolidated                  $44,734    14.19%             $25,216        8.0%      $   N/A          N/A%
   Bank                           43,131    13.70               25,190        8.0        31,164          10.0
Tier 1 capital to risk
  weighted assets
   Consolidated                   41,183    13.07               12,608        4.0           N/A           N/A
   Bank                           39,580    12.57               12,595        4.0        18,893           6.0
Tier 1 capital to
  average assets
   Consolidated                   41,183    12.64               13,038        4.0           N/A           N/A
   Bank                           39,580    12.15               13,027        4.0        16,284           5.0

The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2000 and 1999, those required reserve balances were $3,215,000 and $2,711,000, respectively.

The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years. The amount that was not subject to this restriction is approximately $9,508,000 at January 1, 2001. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

13.  EMPLOYEE BENEFIT PLANS

401(k), Profit Sharing and Employee Stock Ownership Plan (ESOP) - The Bank maintains a qualified 401(k) Profit Sharing and Employee Stock Ownership Plan (the "Plan") for substantially all employees. Under the 401(k) feature of the Plan, employees may make voluntary contributions based on a percentage of covered compensation. The Bank, at the discretion of the Board of Directors, may make matching contributions and/or a profit sharing contribution. The Bank's matching and profit sharing contributions were $247,373, $200,332 and $240,200 for 2000, 1999 and 1998, respectively.

The 401(k) and Profit Sharing Plan was amended as of January 29, 1999 to include the ESOP. Under the guidelines of the amended Plan, any employee who has attained the age of 21 and has completed six months of employment is eligible to participate in the ESOP. The ESOP borrowed $500,000 from the Corporation to purchase 10,000 shares of O.A.K. Financial Corporation's common stock at a price of $50 per share. The loan is collateralized by the unearned shares of common stock purchased by the ESOP; interest is charged at 7.5%. The loan will be repaid over a period of 10 years principally from the portion of the Bank's discretionary contribution and with any dividends received on the unallocated shares of common stock. Shares purchased by the ESOP are held in suspense until allocated among Plan participants as the loan is repaid. Contributions to the ESOP were $60,050 and $63,415 during 2000 and 1999, respectively.

     O.A.K. FINANCIAL CORPORATION       |             NOTES TO CONSOLIDATED
           AND SUBSIDIARY               |             FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

For the year ended December 31, 2000, 1,201 common shares with a fair value of $55 per share, were committed to be released. No shares have been allocated as of that date; these shares were allocated on February 2, 2001. The fair value of unearned shares at December 31, 2000 was $442,350.

For the year ended December 31, 1999, 1,153 common shares with an average fair value of $50 per share, were committed to be released. No shares have been allocated as of that date; these shares were allocated on February 3, 2000. The fair value of unearned shares at December 31, 1999 was $550,000.

Stock Compensation and Stock Option Plans - A Stock Compensation Plan was established as of January 28, 1999 to enable key employees to participate in the future growth and profitability of the Corporation by offering them incentive compensation through the issuance of stock options, which are vested based on achievement of performance goals.

Performance option awards are earned and vested at the rate of 10% per year and become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2000, 9,627 performance options were awarded at an average weighted fair value of $55 per share totaling $529,485. During 1999, 9,250 performance options were awarded at an average weighted fair value of $50 per share totaling $462,500.

The Company also has a Stock Option Plan for non-employee directors in addition to the Stock Compensation plan for key employees. During 2000 and 1999, 2,500 options were awarded each year at an average weighted fair value of $55 and $50 per share, respectively.

The following tables summarize information about stock option transactions:

                                                               2000                                1999
                                                   -------------------------------    -------------------------------
                                                                       Average                            Average
                                                                       Option                              Option
                                                      Shares            Price            Shares            Price
                                                  --------------    --------------    -------------    --------------
  Outstanding, beginning of year                      11,750            $50.00                    -              $  -

  Granted                                             12,127             55.00               11,750             50.00

  Exercised                                                -                 -                    -                 -

  Forfeited/expired                                   (1,393)           (52.72)                   -                 -
                                                  --------------    --------------    -------------    --------------

  Outstanding, end of year                            22,484             52.53               11,750             50.00
                                                  ==============    ==============    =============    ==============

  Exercisable, end of year                            11,114            $50.00                    -              $  -
                                                  ==============    ==============    =============    ==============

   O.A.K. FINANCIAL CORPORATION        |               NOTES TO CONSOLIDATED
      AND SUBSIDIARY                   |              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                         Options Outstanding
                                              ------------------------------------------      Number of
                                                    Number              Wgt. Avg.              Options
      Exercise                                   Outstanding            Remaining             Exercisable
        Price                                   Dec. 31, 2000        Contractual Life        Dec. 31, 2000
  ------------------                          -----------------    ---------------------    -----------------
        $50                                         11,114              8.1 years                   11,114
         55                                         11,370              9.0                              -
                                              -----------------    ---------------------    -----------------

    Total                                           22,484              8.6 years                   11,114
                                              =================    =====================    =================

All options expire 10 years after the date of the grant; 147,516 shares are reserved for future issuance under the Stock Compensation Plan and 30,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

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

Deferred Compensation - The Bank sponsors a deferred compensation plan for all directors who wish to participate. The cost of the plan was $179,000, $204,000 and $152,000 in 2000, 1999 and 1998, respectively. The accrued benefit obligation for this plan was $820,952 and $775,707 as of December 31, 2000 and 1999, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.


14.   CONTINGENCIES

The Bank is party to litigation arising in the normal course of business. In the opinion of management, based on consultation with legal counsel, liabilities from such litigation, if any, would not have a material effect on the Corporation's consolidated financial statements.

As a result of acquiring real estate from foreclosure  proceedings,  the Bank is
subject  to  potential   claims  and  possible   legal   proceedings   involving
environmental matters. No such claims have been asserted at December 31, 2000.


15.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair values of certain financial instruments and all nonfinancial instruments are excluded from disclosure. These include, among other elements, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items. Accordingly, the aggregate fair values are not necessarily indicative of the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments.

Cash and Cash Equivalents - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

     O.A.K. FINANCIAL CORPORATION       |               NOTES TO CONSOLIDATED
           AND SUBSIDIARY               |               FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Deposit Liabilities - The fair values for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) which have no stated maturity are, by definition, equal to the amount payable on demand. Approximately 41% and 50% of the Bank's deposits at December 31, 2000 and 1999, respectively have fair values equal to carrying values. The carrying amounts for variable rate certificates of deposit and other variable rate time deposits approximate their fair values at the reporting date. Fair values for fixed rate time deposits and other time deposits with stated maturities are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected monthly maturities.

Securities Sold Under Agreements to Repurchase Fair value approximates the carrying value since the majority of these instruments were entered into at our near December 31, 2000 and 1999.

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

    O.A.K. FINANCIAL CORPORATION        |              NOTES TO CONSOLIDATED
         AND SUBSIDIARY                 |              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
The estimated fair values of the Bank's financial instruments at December 31, are as follows:

                                                                                    Carrying              Fair
     2000                                                                            Amount               Value
     ----                                                                        ---------------      --------------
     Financial assets
         Cash and cash equivalents                                                 $ 16,759,837        $ 16,759,837
         Available-for-sale securities                                               74,446,393          74,446,393
         Loans receivable, net                                                      342,419,431         340,881,056
         Loans held for sale                                                            725,857             725,857
         Accrued interest receivable                                                  3,445,573           3,445,573
         Restricted investments                                                       2,710,000           2,710,000

     Financial liabilities
         Deposits                                                                    338,153,243        338,538,491
         Borrowed funds                                                               38,455,955         39,314,326
         Securities sold under agreements
           to repurchase                                                              32,233,984         32,233,984
         Other liabilities                                                             3,531,662          3,531,662

     1999
     ----
     Financial assets
         Cash and cash equivalents                                                 $ 10,054,389        $ 10,054,389
         Available-for-sale securities                                               61,649,881          61,649,881
         Loans receivable, net                                                      284,279,189         282,255,966
         Loans held for sale                                                            632,038             632,038
         Accrued interest receivable                                                  2,716,837           2,716,837
                 Restricted investments                                               2,000,000           2,000,000

     Financial liabilities
         Deposits                                                                    254,166,048        254,105,180
         Borrowed funds                                                               54,405,599         54,230,776
         Securities sold under agreements
           to repurchase                                                              24,424,351         24,424,351
         Other liabilities                                                             1,819,097          1,819,097

16. O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

The following summarizes parent company only condensed balance sheets as of December 31, 2000 and 1999 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2000, 1999 and 1998:

                            Condensed Balance Sheets
                                                                                    2000                 1999
                                                                               -----------------    ----------------
     Assets
         Cash                                                                  $      38,517        $    1,346,061
         Investment in subsidiary                                                 44,164,309            39,655,037
         Available-for-sale securities                                             1,008,952               832,023
                                                                               --------------       ---------------
     Total assets                                                                $45,211,778           $41,833,121
                                                                               ==============       ===============
     Other borrowed funds                                                      $     467,031        $      500,000

     Other liabilities                                                               115,931                75,607

     Stockholders' equity                                                         44,628,816            41,257,514
                                                                               --------------       ---------------
     Total liabilities and stockholders' equity                                $  45,211,778           $41,833,121
                                                                               ==============       ===============

     O.A.K. FINANCIAL CORPORATION        |         NOTES TO CONSOLIDATED
           AND SUBSIDIARY                |         FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         Condensed Statements of Income

                                                                  2000                  1999                1998
                                                             --------------      ---------------      --------------
     Income
         Dividends from subsidiary                               $325,000          $    816,710         $2,362,500
         Interest from available-for-sale securities               24,076                36,045             59,065
         Net realized gain on sale of
           available-for-sale securities                          215,785               507,134            209,722
                                                             --------------      ---------------      --------------
     Total income                                                 564,861             1,359,889          2,631,287

     Other expenses                                               167,599               202,937            119,307
                                                             --------------      ---------------      --------------
     Income before equity in undistributed net
         income of subsidiary                                     397,262             1,156,952          2,511,980
     Equity in undistributed net income of
         subsidiary                                             3,572,876             3,372,041          2,563,539
                                                             --------------      ---------------      --------------

     Net income                                                $3,970,138            $4,528,993         $5,075,519
                                                             ==============      ===============      ==============

                       Condensed Statements of Cash Flows

                                                                  2000                  1999                 1998
                                                             --------------      ---------------      --------------
  Cash flows from operating activities
      Net income                                               $3,970,138           $4,528,993          $5,075,519
      Adjustments to reconcile net income
        to net cash provided by operating
        activities
           Net gain on available-for-sale securities             (215,785)            (507,134)                  -
           Undistributed earnings of subsidiary                (3,572,876)          (3,372,041)         (2,563,539)
           Changes in other liabilities                           (47,305)              15,685              59,922
                                                             --------------      ---------------      --------------
  Net cash provided by operating
      activities                                                  134,172              665,503           2,571,902
                                                             --------------      ---------------      --------------
  Cash flows from investing activities
            Available-for-sale securities
        Proceeds from sales                                       594,959            1,287,854             204,823
        Purchases                                                (298,474)                   -             (12,500)
                                                             --------------      ---------------      --------------
  Net cash provided by investing
      activities                                                  296,485            1,287,854             192,323
                                                             --------------      ---------------      --------------
  Cash flows from financing activities
      Repayment of long-term debt                                 (32,969)                   -                   -
      Proceeds from allocation of ESOP                             63,415                    -                   -
      Proceeds from common stock issued                                 -              650,001                   -
      Dividends paid                                           (1,768,647)          (1,674,256)         (2,350,000)
                                                             --------------      ---------------      --------------
  Net cash used in financing activities                        (1,738,201)          (1,024,255)         (2,350,000)
                                                             --------------      ---------------      --------------
  Net (decrease) increase in cash and cash
      equivalents                                              (1,307,544)             929,102             414,225

  Cash and cash equivalents, beginning
      of year                                                   1,346,061              416,959               2,734
                                                             --------------      ---------------      --------------
  Cash and cash equivalents, end of year                     $     38,517           $1,346,061         $   416,959
                                                             ==============      ===============      ==============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Change in Registrant's Certifying Accountant.
     --------------------------------------------

     On December 30, 2000, the Registrant dismissed Rehmann Robson, P.C. as the Registrant's principal accountants, effective upon completion of their report with respect to the Registrant's financial statements for the year ended December 31, 2000. The former accountants' reports on the Registrant's financial statements for the past two years ended December 31, 1999 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Audit Committee of the Registrant and by its Board of Directors. During the Registrant's two most recent fiscal years and subsequent interim periods, preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their report. No "reportable events" as defined in Item 304(a)(1)(v) occurred within the Registrant's two most recent fiscal years and any subsequent interim periods preceding the former accountants dismissal.

     On January 8, 2001, the Registrant engaged Plante & Moran LLP as its principal accountants to audit the Registrant's financial statements for the year ending December 31, 2001. During the Registrant's two most recent fiscal years and any subsequent interim period prior to engaging the new accountants, the Registrant did not consult with the newly engaged accountants regarding any of the matters described in Item 304(a)(2)(i) or (ii).

     The letter of the former accountants required by Items 304(a)(3) was filed as Exhibit 16 to the Registrant's Report on Form 8-K reporting the change in certifying accountant and that letter is incorporated by reference in this Report on Form 10-K.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors

     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Information About Directors and Nominees" on pages 3 through 4 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 2001, relating to the April 26, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11.  Executive Compensation.

     The information set forth under the caption "Executive Compensation Summary" on pages 6 and 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 2001, relating to the April 26, 2001 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on page 5 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption "Voting Securities and Beneficial Ownership of Management" on pages 2 and 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 2001, relating to the April 26, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain Transactions" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 20, 2001, relating to the April 26, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)  1.   Financial Statements

          Independent Auditors' Report
          Consolidated Financial Statements
               Consolidated Balance Sheets as of
                    December 31, 2000 and 1999
               Consolidated Statements of Income for the Years Ended
                    December 31, 2000, 1999 and 1998
               Consolidated Statements of Comprehensive Income for the
                    Years Ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Changes in Stockholders'
                    Equity for the Years Ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows for each of the
                    Years Ended December 31, 2000, 1999 and 1998
               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules
          Not applicable

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)  Reports on Form 8-K

     On January 8, 2001, the Registrant filed an 8-K report reflecting a change in Registrant's Certifying Accountants. This change is described in Item 9 of this Report on Form 10-K.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2001.

                                             O.A.K. FINANCIAL CORPORATION


                                             /s/ John A. Van Singel
                                             John A. Van Singel
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)

                                             /s/ James A. Luyk
                                             James A. Luyk
                                             Executive Vice President
                                             (Chief Financial Officer)

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

       Signature                                                 Date
       ---------                                                 ----

/s/ Robert Deppe                                             March 7, 2001
Robert Deppe

/s/ Norm Fifelski                                            March 7, 2001
Norman Fifelski

/s/ Dellvan Hoezee                                           March 7, 2001
Dellvan Hoezee

/s/ John Peterson                                            March 7, 2001
John Peterson

/s/ Lois Smalligan                                           March 7, 2001
Lois Smalligan

/s/ John A. Van Singel                                       March 7, 2001
John A. Van Singel

/s/ David Van Solkema                                        March 7, 2001
David Van Solkema

__________________________________                           March 7, 2001
Gerald Williams

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

10       Director Deferred Compensation Plan

21       Subsidiaries of Registrant



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

16 Letter of former accountants required by Item 304(a)(3) of Regulation S-K is incorporated by reference to Exhibit 16 of the Registrant's Report on Form 8-K dated December 30, 2000.

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

     2. Deferred Compensation Account.

          (a) In lieu of paying the Director an annual retainer for services as a director of the Company, the Company shall each year credit as deferred compensation to an account for Director's benefit an amount equal to the amount of the annual retainer which would otherwise be payable to the Director for service as a director of the Company for the following twelve months. The Company shall maintain the account on its records and designated as the Deferred Compensation Account for Director. Director shall be informed in writing by the Company of the amount of deferred compensation, and the time as of which such deferred compensation is credited to Director's Deferred Compensation Account. Any amounts of deferred compensation credited to Director's Deferred Compensation Account may be kept in cash or invested and reinvested in mutual funds, stocks, bonds, securities, a policy or policies of life insurance on Director's life, or any other assets, or such amount may be used by the Company in connection with the operation of its business, as may be determined by the Board of Directors of the Company.

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

     13. Acceleration of Benefits. At the discretion of the Board of Directors of the Company acting without any participation by the Director, the Company shall retain the right to accelerate the payment of any benefits remaining due to the Director or the Director's designated beneficiaries under this agreement. Any acceleration of benefits shall be discounted at an interest rate equal to the "Federal Funds Rate" which shall be the mean of the high and low rates quoted for Federal Funds in the "Money Rates" column of The Wall Street Journal for the business day preceding the date on which the Company notifies the Director or the Director's designated beneficiaries of the Company's intention to accelerate payment. Any such payment will constitute complete and total satisfaction of the obligations of the Company provided under this Agreement.

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

DIRECTOR:                                      COMPANY:


_________________________                      By: _____________________________

                                                   Its _________________________

                                   EXHIBIT "A"

                         DEFERRED COMPENSATION AGREEMENT

                           BENEFICIARY DESIGNATION FOR

                        --------------------------------


In the event of my death, my primary beneficiary shall be:

________________________________________________________

In the event my primary beneficiary predeceases me my contingent beneficiary shall be:

________________________________________________________



__________________________________             _________________________________
Print Witness Name                                  Print Director Name



__________________________________             _________________________________
Witness Signature                                   Director Signature


                                                    Date:_______________________

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

               Dornbush Insurance Agency, Inc. (100% owned subsidiary of O.A.K. Financial Services, Inc.)
               5445  32nd Avenue
               Hudsonville, MI 49426

                          O.A.K. FINANCIAL CORPORATION

                             2445 84th Street, S.W.
                          Byron Center, Michigan 49315

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                            To Be Held April 26, 2001


     NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders (the "Annual Meeting") of O.A.K. Financial Corporation (the "Corporation"), a Michigan corporation, will be held on April 26, 2001, at 9:00 a.m., at the Byron Township Hall, 8085 Byron Center, S.W., Byron Center, Michigan, for the following purposes:

     1. To elect three directors, each to hold office for a 3-year term.

     2. To transact such other business as may properly come before the meeting or any adjournment thereof.

     The Board of Directors has fixed March 12, 2001, as the record date for the determination of shareholders entitled to notice of and to vote at the meeting or any adjournment thereof.

                                    By order of the Board of Directors,



                                    /s/ John A. Van Singel, Secretary


     Your vote is important. Even if you plan to attend the meeting, please date and sign the enclosed proxy form, indicate your choice with respect to the matters to be voted upon, and return it promptly in the enclosed envelope. Note that if the stock is held in more than one name, all parties must sign the proxy form.


Dated:  March 20, 2001

                          O.A.K. FINANCIAL CORPORATION
                             2445 84th Street, S.W.
                          Byron Center, Michigan 49315

                                 PROXY STATEMENT

     This Proxy Statement and the enclosed proxy are furnished in connection with the solicitation of proxies by the Board of Directors of O.A.K. Financial Corporation (the "Corporation"), a Michigan bank holding company, to be voted at the Annual Meeting of Shareholders of the Corporation to be held on Thursday, April 26, 2001, at 9:00 a.m., at the Byron Township Hall, 8085 Byron Center, S.W., Byron Center, Michigan, or at any adjournment or adjournments thereof, for the purposes set forth in the accompanying Notice of Annual Meeting of Shareholders and in this Proxy Statement.

                              VOTING AT THE MEETING

     This Proxy Statement has been mailed on or about March 20, 2001, to all holders of record of common stock of the Corporation as of the record date. The Board of Directors of the Corporation has fixed the close of business on March 12, 2001, as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders and any adjournment thereof.

     The Corporation has only one class of capital stock authorized, which is common stock of the par value of $1.00 per share. There are presently 2,042,532 shares of common stock of the Corporation outstanding. Each outstanding share will entitle the holder thereof to one vote on each separate matter presented for vote at the meeting. The inspectors of the meeting, who are appointed by the Corporation, count votes cast at the meeting and submitted by proxy.

     If a Proxy in the enclosed form is properly executed and returned to the Corporation, the shares represented by the Proxy will be voted at the Annual Meeting and any adjournment thereof. If a shareholder specifies a choice, the Proxy will be voted as specified. If no choice is specified, the shares represented by the Proxy will be voted for the election of all of the nominees named in the Proxy Statement and for the proposals, if any, set forth in this Proxy Statement, and in accordance with the judgment of the persons named as proxies with respect to any other matter which may come before the meeting. A proxy may be revoked before exercise by notifying the Secretary of the Corporation in writing or in open meeting, by submitting a proxy of a later date, or attending the meeting and voting in person. All shareholders are encouraged to date and sign the enclosed proxy form, indicate your choice with respect to the matters to be voted upon, and return it to the Corporation.

                              ELECTION OF DIRECTORS

     The Articles of Incorporation of the Corporation authorize the Board of Directors to establish the size of the Board. The Board of Directors has established the size of the Board for 2001 at eight (8) persons with the authority to increase to nine (9) persons. The Articles of Incorporation also provide for the division of the Board of Directors into three (3) classes of nearly equal size with staggered 3-year terms of office. Three people have been nominated by the Board of Directors for election to the Board to serve a three-year term expiring at the 2004 Annual Meeting of Shareholders. The Board has nominated Norman Fifelski, Dellvan Hoezee and Robert Deppe each for a 3-year term. All of the nominees are incumbent directors previously elected by the Corporation's shareholders.

     Unless otherwise directed by a shareholder's proxy, the persons named as proxy holders in the accompanying proxy will vote for the nominees named above. In the event any of such nominees shall become unavailable, which is not anticipated, the Board of Directors in its discretion may designate substitute nominees, in which event the enclosed proxy will be voted for such substitute nominees. Proxies cannot be voted for a greater number of persons than the number of nominees named.

     Except for those persons nominated by the Board of Directors, no other persons may be nominated for election at the 2001 annual meeting. The Corporation's Articles of Incorporation require at least 60 days prior written notice of any other proposed shareholder nomination and no such notice has been received.

     A plurality of the votes cast at the meeting is required to elect the nominees as directors of the Corporation. As such, individuals who receive the largest number of votes cast at the meeting will be elected as directors. Shares not voted at the meeting, whether by abstention, broker nonvote, or otherwise, will not be treated as votes cast at the meeting.

     The Board of Directors recommends a vote FOR the election of all the persons nominated by the Board.


            VOTING SECURITIES AND BENEFICIAL OWNERSHIP OF MANAGEMENT

     At March 12, 2001, the Corporation had outstanding 2,042,532 shares of common stock, par value $1.00 per share. Shareholders are entitled to one vote for each full share of common stock registered in their names at the close of business on March 12, 2001, the record date fixed by the Board of Directors. The inspectors of the meeting, who are appointed by the Corporation, count votes cast at the meeting and submitted by proxy.

     As of March 12, 2001, no person was known by management to be the beneficial owner of more than 5% of the outstanding common stock of the Corporation except as follows:

---------------------------------------------------------------------------------------------------------
             Name and Address of                    Amount and Nature of              Approximate
                Beneficial Owner                    Beneficial Ownership           Percent of Class
---------------------------------------------------------------------------------------------------------
           Charles Andringa                             113,532                          5.6%
           2807 Bridgeside Drive
           Caledonia, MI 49316
---------------------------------------------------------------------------------------------------------
           Willard and Jane Van Singel (1)              277,969 (1)                     13.61%
           8977 Lindsey Lane, S.W.
           Byron Center, MI 49315
---------------------------------------------------------------------------------------------------------

(1) Willard and Jane Van Singel are husband and wife. Of the shares shown above, Mr. Van Singel has sole voting and investment power with respect to 120,629 shares (5.91%) and Mrs. Van Singel has sole voting and investment power with respect to 110,000 shares (5.39%). Mr. & Mrs. Van Singel own 47,340 shares (2.3%) jointly and share voting and investment power with certain of their adult children.

     The information in the following table sets forth the beneficial ownership of the Corporation's common stock by each of the executive officers listed in the Summary Compensation Table presented later and by all directors and executive officers as a group.

--------------------------------------------------------------------------------------------------------------------
                      Person                             Amount and Nature of                 Approximate
                                                          Beneficial Ownership             Percent of Class
--------------------------------------------------------------------------------------------------------------------
John A. Van Singel.............................             49,678 (1)(2)                        2.43%
--------------------------------------------------------------------------------------------------------------------
John Peterson..................................              2,261 (2)                              *%
--------------------------------------------------------------------------------------------------------------------
All executive officers and directors as a                  138,265 (2)(3)                        6.77%
group (consisting of 15 persons).........
--------------------------------------------------------------------------------------------------------------------

*Less than one percent

(1) Includes 9,706 shares owned by Mr. Van Singel's minor children and 19,482 shares owned jointly by Mr. Van Singel with his parents, Willard and Jane Van Singel.
(2) Includes shares subject to stock options exercisable within 60 days as follows: Mr. Van Singel - 4,000; Mr. Peterson - 2,008; and all executive officers and directors as a group - 19,541.
(3) Included for informational purposes are 20,546 shares to which officers and directors disclaim beneficial ownership.

                INFORMATION ABOUT DIRECTORS AND DIRECTOR NOMINEES

     The following information relating to the principal occupation or employment has been furnished to the Corporation by the respective directors and director nominees. Each of those persons has been engaged in the occupations stated below for more than 5 years.

====================================================================================================================
                            Nominee for Election as Director for Term Expiring in 2004
--------------------------------------------------------------------------------------------------------------------
                                                                             Amount and Nature
                                                                               of Beneficial
                                                          Director of            Ownership           Approximate
                                               Age     Corporation Since      3/12/01(1) (6)      Percent of Class
--------------------------------------------------------------------------------------------------------------------
Norman Fifelski...........................      55           1988                 4,699                *
      Owner, Hillcrest Foods and Fuel
--------------------------------------------------------------------------------------------------------------------
Dellvan Hoezee............................      66           1991                 7,138 (5)            *
      President, Hudsonville Creamery
--------------------------------------------------------------------------------------------------------------------
Robert Deppe..............................      40           1997                 1,388                *
      President, Robert Deppe Building
      and Development Inc.
--------------------------------------------------------------------------------------------------------------------
                                       Directors Whose Terms Expire in 2003
--------------------------------------------------------------------------------------------------------------------
John Peterson.............................      52           1999                 2,261                *
      Executive Vice President,
      Byron Center State Bank
--------------------------------------------------------------------------------------------------------------------
David Van Solkema.........................      59           1988                 3,672                *
     President, Jobbers Warehouse
      Service, Inc.
      (an auto parts distributor)
--------------------------------------------------------------------------------------------------------------------
Gerald Williams...........................      68           1988                12,030 (4)            *
      President, Dorr Farm Products
      (Farm equipment retailer)
--------------------------------------------------------------------------------------------------------------------
                                       Directors Whose Terms Expire in 2002
--------------------------------------------------------------------------------------------------------------------
Lois Smalligan............................      68           1988                44,932 (2)            2.20%
      Vice President and Mortgage Loan
      Officer, Byron Center State Bank
--------------------------------------------------------------------------------------------------------------------
John A. Van Singel........................      46           1988                49,678 (3)            2.43%
      President, Byron Center State Bank
====================================================================================================================

*Represents less than one percent

(1) This information is based upon the Corporation's records as of March 12, 2001, and information supplied by the persons listed above. The number of shares stated in this column includes shares owned of record by the shareholder and shares, which, under federal securities regulations, are deemed to be beneficially owned by the shareholder, including shares subject to stock options exercisable within 60 days. Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power or share voting and investment power with their respective spouses, with respect to all shares beneficially owned.
(2) Includes 11,656 shares owned by Ms. Smalligan's husband and 20,546 shares owned by Ms. Smalligan's children and grandchild, as to which she disclaims beneficial ownership.
(3) Includes 9,706 shares owned by Mr. Van Singel's minor children and 19,482 shares owned jointly by Mr. Van Singel with his parents, Willard and Jane Van Singel.
(4)  10,030 of these shares are owned by Mr. Williams' wife.
(5) Includes 3,160 shares owned by Hudsonville Creamery & Ice Cream Co., a corporation in which Mr. Hoezee owns a one-third interest.
(6) Includes shares held in ESOP as follows: Mr. Van Singel 70 shares, Mr. Peterson 35 shares, and Ms. Smalligan 26 shares.

Director Compensation

     Directors of the Corporation and the Bank are paid an annual retainer fee of $10,000 for their service on both boards. No compensation is paid for attendance at Corporation or Bank Board or committee meetings; although discretionary bonuses were paid to each non-employee director amounting to $2,000, $2,500 and $8,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Board of Directors of the Corporation and the Bank held a total of 24 regular meetings. Various committees of the Board held meetings as needed. Each director attended at least 75% of the total number of meetings of the Board of Directors and meetings of committees on which they served.

     In 1988, the Bank adopted a deferred compensation plan for directors that provide for benefit payments to the participant and his or her family upon retirement or death. All of the Corporation's directors, except for Messrs. Deppe and Peterson, are participants in this plan. This plan allowed for the deferral of director fees in return for the payment of certain defined benefits payable upon termination of one's service as a director of the Bank. The cost of this plan was $109,670, $109,670 and $109,670 in 2000, 1999 and 1998,
respectively. The total accrued liability of the Bank under this plan was $820,952 as of December 31, 2000. The Bank has purchased life insurance policies on the lives of the participating directors with the Bank as the owner and beneficiary. The life insurance policies will be used to fund the benefits under the plan. The cash surrender value of the policies was $1,131,351 as of December 31, 2000. As of January 1, 1997, no further deferrals of directors' fees may be made under this plan.

     In 1998, the Bank adopted a new deferred compensation plan for directors. The plan permits the Board to defer the payment of fees for service on the Board. Fees, which are deferred, are credited to the deferred compensation accounts of the individual participating directors and invested in a manner determined by the board. The Board is authorized to direct the Bank to purchase policies of life insurance on the life of participating directors as one of the investment vehicles under the plan. If a life insurance policy is purchased with respect to a participating director's life, the Bank is the owner and beneficiary of the policy. Upon a director's retirement, the cash value of the policy is paid out to the director in annual installments over a period of fifteen years. If a participating director dies before beginning to receive payments, the Bank will pay a beneficiary designated by the director a death benefit in lieu of deferred compensation in an amount equal to the greater of the amount of fees credited to the director's deferred compensation account or an amount payable each year for ten years equal to ten percent of the death benefit, if any, received by the Bank as a result of the director's death from any insurance policy purchased by the Bank on the director's life as an investment for purposes of the deferred compensation plan. The cost of this plan was $68,994, $93,989, and $42,000 in 2000, 1999 and 1998 respectively. The cash surrender value and liability of this plan are both $169,926.

     On January 28, 1999, the Board of Directors adopted the O.A.K. Financial Corporation 1999 Directors' Stock Option Plan, which was approved by the Corporation's shareholders at the April 22, 1999 Annual Meeting. On February 18, 1999, stock options to purchase 500 shares were granted to each non-employee director. On January 21, 2000, stock options to purchase an additional 500 shares were granted to each nonemployee director.

Audit Committee

     The Audit Committee, comprised of Messrs. Fifelski, Hoezee and Williams, met on four occasions during 2000. Each of the members of the Audit Committee is "independent" as defined in Rule 4200(a) of the NASD Listing Standards. Its primary duties and responsibilities include annually recommending to the Board of Directors an independent public accounting firm to be appointed auditors of the Corporation and the Bank, reviewing the scope and fees for the audit, reviewing all the reports received from the independent certified public accountants, reviewing the activities of, and coordinating matters, with the internal auditing department. The Corporation's Board of Directors has not adopted an Audit Committee Charter.

                             Audit Committee Report

     We have reviewed and discussed with management the Corporation's audited financial statements as of and for the year ended December 31, 2000.

     We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors' independence.

     Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the financial statements referred to above be included in the Corporation's Form 10-K for the year ended December 31, 2000.

     Respectfully  submitted,   Norman  Fifelski,   Dellvan  Hoezee  and  Gerald
Williams.

                       COMPENSATION OF EXECUTIVE OFFICERS

                   Committee Report on Executive Compensation

     Decisions on the compensation of the Corporation's executive officers are made by the Board's nonemployee directors consisting of Messrs. Deppe, Fifelski, Hoezee, Van Solkema and Williams. To ensure this Committee's independence, the Board of Directors has, from time to time, used outside consultants to assist the Committee in its deliberations. This Committee report addresses the Corporation's compensation policies and programs for the year ended December 31, 2000.

     Base Salary - Excluding consideration of other relevant factors, which may include individual performance, experience, expertise and tenure, the Board intends to maintain the base salaries of the Corporation's executive officers and senior managers within peer group levels.

     Annually, the Committee establishes a base wage for the President and Chief Executive Officer, Mr. Van Singel, and for Mr. Peterson and Ms. Smalligan. The Committee's determination is based upon compensation levels established by the Corporation's peers and evaluations by consultants.

     The base salaries of all other executive officers are established by the Corporation's President and Chief Executive Officer.

     Annual Cash Incentive - To provide performance incentives and to compensate for lower base salary, the strategy provides for annual cash awards that are payable if the Corporation and the Byron Center State Bank meet or exceed annual performance objectives established by the Board of Directors.

     Long-Term Incentives - To align the interests of its executive officers and senior managers with the Corporation's shareholders, the compensation strategy includes the 1999 Stock Compensation Plan ("1999 Stock Plan") and a qualified employee stock ownership and 401(K) plan. During 2000, 9,627 incentive stock options were granted to a total of fourteen executives of the Corporation. The number of shares subject to each option was based upon the position and a discretionary assessment of the performance of each grantee. The options awarded in 2000 vest after one year. The 1999 Stock Plan also allows the Corporation to issue restricted stock to officers and employees of the Corporation and its subsidiaries. However, no shares of restricted stock were awarded in 2000.

     Respectfully submitted, Robert Deppe, Norman Fifelski, Dellvan Hoezee, David Van Solkema, Gerald Williams

                         EXECUTIVE COMPENSATION SUMMARY

     The following table sets forth the compensation paid by the Bank during the last three years to its Chief Executive Officer and during the past year to its Executive Vice President. There are no employees of the Corporation; all personnel are employed by the Bank. No other executive officers of the Corporation or the Bank received annual compensation in excess of $100,000 during this period.

                                                                              Long -Term
                                             Annual Compensation             Compensation
                                       ---------------------------------     ------------
                                                                              Securities
                                                                              Underlying            All Other
    Name and Principal Position        Year         Salary        Bonus        Options          Compensation(1)
    ---------------------------        ----         ------        -----        ------           ---------------
John Van Singel, President and         2000       $180,000      $38,250        2,000              $13,110
    Chief Executive Officer            1999        170,000       45,000        2,000               15,174
                                       1998        160,000       45,000            0               15,306

John Peterson, Executive               2000        $98,000      $14,250        1,002               $7,164
    Vice President                     1999         93,000       17,500        1,006               12,819
                                       1998         87,000       14,000            0               10,349

(1) The amount set forth in this column includes (a) Bank contributions to the Bank's Profit Sharing Plan of $9,350, $10,200 and $12,750 for Mr. Van Singel for 2000, 1999 and 1998, respectively, Bank contributions of $5,390, $7,791 and $9,148 for Mr. Peterson for 2000, 1999 and 1998,
         respectively, (b) Bank contributions to 401(k) plan as a matching contribution of $3,600, $4,818, and $2,400 for Mr. Van Singel for 2000, 1999, 1998, respectively, Bank contributions of $1,470, $2,272 and $1,045 for Mr. Peterson for 2000, 1999 and 1998 respectively, and (c) the dollar value of premiums paid by the Bank for term life insurance on behalf of Mr. Van Singel and Mr. Peterson.

     The Corporation and the Bank maintain the 1999 Stock Compensation Plan. They also maintain the Employee Stock Ownership Plan implemented in January 1999 as a part of the Corporation's 401(k) Profit Sharing Plan. The Bank maintains a bonus plan, whereby cash bonuses are paid to employees if the Bank exceeds certain predetermined levels of earnings established each year by the Board of Directors.

     Stock options are believed to help align the interests of employees with the interests of shareholders by promoting stock ownership by employees and by rewarding them for appreciation in the price of the Corporation's stock. Stock options granted and outstanding during 2000 were granted under the 1999 Stock Compensation Plan.

     The following table sets forth information concerning stock options granted to and retained by the named executive officers of the Corporation during 2000. None of the named officers exercised stock options during 2000:

                                     EXECUTIVE OPTION GRANTS IN LAST FISCAL YEAR

                                         Percent of                                   Potential Realizable Value at
                                            Total                                        Assumed Annual Rates of
                           Number of       Options                                         Stock Appreciation
                            Shares       Granted to                                          for Option Term
                          Underlying      Employees                                      -----------------------
                            Options       in Fiscal      Exercise     Expiration
                            Granted         Year           Price         Date              5%               10%
                           ---------       ------         ------        ------             --               ---
John A. Van Singel           2,000          20.8%         $55.00     1/13/2010          $69,178          $175,312
John Peterson                1,002          10.4%         $55.00     1/13/2010          $34,658           $87,831

     The per share exercise price of each option is equal to the market value of the common stock on the date each option was granted. All outstanding options were granted for a term of ten years. Options terminate, subject to certain limited exercise provisions, in the event of death, retirement, or other termination of employment. No option is exercisable until twelve months after the date of grant.

                                               YEAR END OPTION VALUES

                                              Number of Shares Underlying               Value of Unexercised
                                                Unexercised Options at                 In-the-Money Options at
                                                       Year end                               Year End
                 Name                          Exercisable/Unexercisable              Exercisable/Unexercisable
                 ----                          -------------------------              -------------------------
John A. Van Singel                                    2,000/2,000                             $10,000/0
John Peterson                                         1,006/1,002                             $5,030/0

     The per share exercise price of each option is equal to the market value of the common stock on the date each option was granted. The unexercisable options noted above became exercisable as of February 2001.

                              CERTAIN TRANSACTIONS

     Certain directors and officers of the Corporation have had and are expected to have in the future, transactions with the Bank, or have been directors or officers of corporations, or members of partnerships, which have had and are expected to have in the future, transactions with the Bank. All such transactions with officers and directors, either directly or indirectly, have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and these transactions do not involve more than the normal risk of collectibility or present other unfavorable features. All such future transactions, including transactions with principal shareholders and other Corporation affiliates, will be made in the ordinary course of business, on terms no less favorable to the Corporation than with other customers, and will be subject to approval by a majority of the Corporation's independent, outside disinterested directors.

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's common stock with that of the cumulative total return on the MG Group Index and the NASDAQ Stock Market Index for the five year period ended December 31,2000. The MG Group Index is an index composed of 90 banks and bank holding companies located in the Midwest and published by Media General Financial Services. The following information is based on an investment of $100, on December 31, 1995, in the Corporation's common stock, the MG Group Index, and the NASDAQ Stock Market Index, with dividends reinvested. There has been limited trading in the Corporation's Common Stock and the Corporation's common stock does not trade on any stock exchange. Accordingly, the returns reflected in the following graph and table are based on sale prices of the Corporation's stock of which management is aware. There may have been sales at higher or lower prices of which management is not aware.



[GRAPHIC OMITTED]



-------------------------------------------------------------------------------------------------------------------
                                       1995         1996          1997         1998          1999         2000
-------------------------------------------------------------------------------------------------------------------
O.A.K. Financial                       100         120.04        149.22       223.10        249.27       253.12
-------------------------------------------------------------------------------------------------------------------
MG Group Index                         100         133.59        228.03       252.99        209.94       255.66
-------------------------------------------------------------------------------------------------------------------
NASDAQ Market Index                    100         124.27        152.00       214.39        378.12       237.66
-------------------------------------------------------------------------------------------------------------------

Source: Media General Financial Services, Richmond, Virginia

                      COMPLIANCE WITH SECTION 16 REPORTING

     The rules of the Securities and Exchange Commission require that the Corporation disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers and beneficial owners of more than 10% of the Corporation's common stock. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons, the Corporation believes that during the year ended December 31, 2000, its directors, executive officers and beneficial owners of more than 10% of the Corporation's common stock have complied with all filing requirements applicable to them.


           RELATIONSHIP WITH INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The financial statements of the Corporation for the year ended December 31, 2000 have been audited by Rehmann Robson PC, independent certified public accountants. Representatives of Rehmann Robson PC are not expected to be at the Annual Meeting of Shareholders

     The Corporation has dismissed Rehmann Robson PC ("Rehmann Robson") as its principal accountants, effective upon completion of their report with respect to the Corporation's financial statements for the year ended December 31, 2000. Rehmann Robson reports on the Corporation's financial statements for the past two years ended December 31, 1999 and December 31, 2000, did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Audit Committee of the Corporation and by its Board of Directors. During the Corporation's two most recent fiscal years, there were no disagreements with Rehmann Robson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Rehmann Robson, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     On January 8, 2001, the Corporation engaged Plante & Moran LLP as its principal accountants to audit the Corporation's financial statements for the year ending December 31, 2001. Representatives of Plante & Moran LLP are not expected to be at the Annual Meeting.

     Audit Fees

     Aggregate fees billed for professional services rendered for the audit of the Corporation's annual consolidated financial statements for the fiscal year ended December 31, 2000 and the review of financial statements included in Corporation's Forms 10-K filed with the Securities and Exchange Commission for that fiscal year were: $48,000.

     Financial Information System Design and Implementation Fees

     No professional services were rendered by Rehmann Robson PC for the year ended December 31, 2000, with respect to, directly or indirectly, operating, or supervising the operation of, the Corporation's information systems or managing the Corporation's local area network or designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Corporation's financial statements taken as a whole.

     All Other Fees

     The aggregate fees billed for services rendered by Rehmann Robson PC for services not covered under the two preceding captions totaled $92,108, which includes loan review, internal audit support and a cost segregation recovery analysis.

     The Corporation's Audit Committee has concluded that the provision of services covered under the caption All Other Fees is compatible with Rehmann Robson PC maintaining their independence. None of the hours expended on Rehmann Robson's engagement to audit the Corporation's consolidated financial statements for the year ended December 31, 2000, were attributed to work performed by persons other than Rehmann Robson's full-time, permanent employees.

                              SHAREHOLDER PROPOSALS

     No shareholder may present a proposal for consideration at the 2002 Annual Meeting of Shareholders unless notice is given not later than February 18, 2002 to the Corporation in compliance with Article XI of the Corporation's Articles of Incorporation stating the shareholder's intention to do so. Any shareholder proposal to be considered by the Corporation for inclusion in the 2002 Annual Meeting of Shareholders proxy materials must be received by the Corporation no later than November 20, 2001.


                                 OTHER BUSINESS

     The Board of Directors is not aware of any matter to be presented for action at the meeting, other than the matters set forth herein. If any other business should come before the meeting, the proxy will be voted in respect thereof in accordance with the best judgment of the persons authorized therein, and discretionary authority to do so is included in the proxy. The cost of soliciting proxies will be borne by the Corporation. In addition to solicitation by mail, officers and other employees of the Corporation and its subsidiaries may solicit proxies by telephone or in person, without compensation other than their regular compensation.

     The Annual Report on Form 10-K of the Corporation for 2000 is included with this Proxy Statement. Copies of the report will also be available for all shareholders attending the Annual Meeting. The Form 10-K and certain other periodic filings are filed with the Securities and Exchange Commission (the "Commission"). The Commission maintains an Internet web site that contains reports and other information regarding companies, including the Corporation, which file electronically. The Commission's web site address is http:\\www.sec.gov.

     Shareholders are urged to sign and return the enclosed proxy in the enclosed envelope. A prompt response will be helpful and appreciated.


                                        BY ORDER OF THE BOARD OF DIRECTORS


                                             /s/ John A. Van Singel

                                        John A. Van Singel
                                        Secretary

O.A.K. Financial Corporation                             This Proxy is solicited
2445  84th Street, S.W.                                         on behalf of the
Byron Center, Michigan 49315                                  Board of Directors
                                      PROXY

     The undersigned hereby appoints David Van Solkema and John Van Singel as Proxies, each with the power to appoint his substitute, and hereby authorizes them to represent and to vote, as designated below, all the shares of Common Stock of O.A.K. Financial Corporation held of record by the undersigned on March 12, 2001, at the annual meeting of shareholders to be held April 26, 2001, and at any adjournment thereof.

1. In the election of three directors, each to be elected for a term expiring in 2004

     [  ] FOR the nominee listed below      [  ] WITHHOLD AUTHORITY
                                            to vote for the nominee listed below

                 Norman Fifelski - Dellvan Hoezee - Robert Deppe

      (INSTRUCTION: To withhold authority to vote for any individual nominee strike a line through the nominee's name in the list above.)

2. In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.


This Proxy, when properly executed, will be voted in the manner directed herein by the undersigned shareholder. If no direction is made, this Proxy will be voted FOR all nominees listed in Proposal 1.

Please sign exactly as name appears below. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by president or other authorized officer. If a partnership, please sign in partnership name by authorized person.


_____________________________________         __________________________________
           Signature                               Signature if held jointly


Dated: __________________, 2001



PLEASE MARK, SIGN, DATE AND RETURN THE PROXY CARD PROMPTLY USING THE ENCLOSED ENVELOPE.