Form 10-Q
period 2001-03-31
O A K FINANCIAL CORP
filed 2001-05-15
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,042,532 shares of the Company's Common Stock ($1 par value) were outstanding as of March 31, 2001.

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

      O.A.K. FINANCIAL CORPORATION                   CONSOLIDATED BALANCE SHEETS
            AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                    March 31,          December 31,
                                                                                      2001                 2000
                                                                                   (Unaudited)
                                                                                 --------------     ----------------
Cash and cash equivalents
Cash and due from banks ...................................................      $    9,842,538       $   10,759,837
Federal funds sold.........................................................           5,650,000            6,000,000
                                                                                 --------------     ----------------

Total Cash and cash equivalents............................................          15,492,538           16,759,837

Available-for-sale securities - amortized cost of
   $76,601,315 - 2001 ($73,712,745 - 2000).................................          78,149,911           74,446,393
Loans receivable, net......................................................         351,170,509          342,419,431
Loans held for sale........................................................           1,707,645              725,857
Accrued interest receivable................................................           3,571,019            3,445,573
Premises and equipment, net................................................          12,557,813           12,293,881
Restricted investments.....................................................           2,710,000            2,710,000
Other assets...............................................................           4,647,107            4,202,688
                                                                                      ---------       --------------

Total assets...............................................................       $ 470,006,542       $  457,003,660
                                                                                  =============       ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing...........................................................      $  304,736,217       $  293,593,320
Noninterest bearing........................................................          38,414,132           44,559,923
                                                                                ---------------     ----------------

Total deposits.............................................................         343,150,349          338,153,243

Borrowed funds.............................................................          38,254,994           38,455,955
Securities sold under agreements to repurchase.............................          37,701,470           32,233,984
Other liabilities..........................................................           4,390,310            3,531,662
                                                                                ---------------     ----------------

Total liabilities..........................................................         423,497,123          412,374,844
                                                                                ---------------     ----------------
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
   2,042,532 shares issued and outstanding (2,041,775 shares in 2000)......           2,042,532            2,041,775
Additional paid-in capital.................................................           6,302,538            6,265,446
Retained earnings..........................................................          37,524,281           36,280,076
Accumulated other comprehensive income.....................................           1,022,368              483,869
Unallocated common stock held by ESOP......................................            (382,300)            (442,350)
                                                                                ---------------     ----------------

Total stockholders' equity.................................................          46,509,419           44,628,816
                                                                                ---------------      ---------------

Total liabilities and stockholders' equity.................................       $ 470,006,542        $ 457,003,660
                                                                                ===============        =============

The accompanying notes are an integral part of these consolidated financial statements.

 O.A.K. FINANCIAL CORPORATION                CONSOLIDATED STATEMENTS OF INCOME
       AND SUBSIDIARY                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months ended March 31,
Interest income                                                       2001                       2000
                                                                  ------------               ------------
   Loans  ...............................................         $  7,761,272               $  6,559,037
   Available-for-sale securities.........................            1,166,850                    918,388
   Restricted investments................................               50,055                     44,349
   Federal funds sold....................................               67,329                         37
                                                                  ------------               ------------
   Total interest income.................................            9,045,506                  7,521,811

Interest expense
   Deposits .............................................            3,758,864                  2,376,005
   Borrowed funds........................................              615,517                    837,960
   Securities sold under agreements to repurchase........              385,767                    278,282
                                                                  ------------               ------------

Total interest expense...................................            4,760,148                  3,492,247
                                                                  ------------               ------------
Net interest income......................................            4,285,358                  4,029,564

Provision for loan losses................................              525,000                    330,000
                                                                  ------------               ------------
Net interest income after provision for
   loan losses...........................................            3,760,358                  3,699,564
                                                                  ------------               ------------
Noninterest income
   Service charges.......................................              347,654                    263,112
   Net gain on sale of available-for-sale loans..........              184,568                     56,788
   Loan servicing fees...................................               21,515                     35,076
   Net gain on sale of available-for-sale securities.....              105,936                      2,000
   Insurance premiums....................................              245,453                    260,945
   Brokerage fees........................................               71,310                     85,818
   Other  ...............................................               78,566                     49,371
                                                                  ------------               ------------

Total noninterest income.................................            1,058,002                    753,110

Noninterest expenses
   Salaries and employee benefits........................            1,765,156                  1,761,687
   Occupancy.............................................              255,735                    186,735
   Furniture and fixtures................................              286,251                    290,052
   Michigan single business tax..........................               33,147                     66,951
    Printing and supplies................................              107,170                     90,924
   Other  ...............................................              716,996                    737,967
                                                                  ------------                 ----------
Total noninterest expenses...............................            3,164,455                  3,134,316
                                                                  ------------               ------------
Income before federal income taxes.......................            1,653,905                  1,318,358

Federal income taxes.....................................              409,700                    324,500
                                                                  ------------               ------------
Net income...............................................        $   1,244,205               $    993,858
                                                                 =============               ============

Income per common share:
    Basic ...............................................        $        0.61               $       0.49
                                                                 =============               ============
     Diluted ............................................        $        0.61               $       0.49
                                                                 =============               ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                COMPREHENSIVE INCOME
                                                       (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended March 31,
                                                                       2001                    2000
                                                                       ----                    ----
           Other comprehensive (loss) income

          Unrealized gains (losses) on available-
            for-sale securities arising during the period.....       $   921,350           $ (532,316)

          Reclassification adjustment for realized
            gains included in net income......................           105,936                2,000
                                                                      ----------           ----------
          Comprehensive  income (loss)
            before income taxes...............................           815,414             (530,316)

          Income tax (benefit) expense related to
            comprehensive income..............................           276,915             (180,624)
                                                                         -------             --------
           Other comprehensive income (loss)..................           538,499             (349,692)

          Net income..........................................         1,244,205              993,858
                                                                       ---------              -------
          Comprehensive income................................      $  1,782,704           $  644,166
                                                                    ============           ==========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                    CONSOLIDATED STATEMENTS OF
      AND SUBSIDIARY                          CHANGES IN STOCKHOLDERS' EQUITY
                                                        (Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended March 31,
                                                                        2001                          2000
                                                                        ----                          ----
Shares of common stock issued and outstanding
       Balance, beginning of period.........................           2,041,775                     2,041,775
       Stock options excercised.............................                 757                             -
                                                                    ------------                  ------------
       Balance, end of period...............................           2,042,532                     2,041,775
                                                                    ============                  ============
Common stock
       Balance, beginning of period.........................         $ 2,041,775                 $   2,041,775
       Stock options excercised.............................                 757                             -
                                                                    ------------                  ------------
       Balance, end of period...............................           2,042,532                     2,041,775
                                                                    ------------                  ------------
Additional paid-in-capital..................................
       Balance, beginning of periods........................           6,265,446                     6,259,681
       Allocation of ESOP shares............................                   -                         5,765
       Stock options excercised.............................              37,092                             -
                                                                    ------------                  ------------
       Balance, end of period...............................           6,302,538                     6,265,446
                                                                    ------------                  ------------
Retained earnings
       Balance, beginning of period.........................          36,280,076                    34,078,585
       Net income   ........................................           1,244,205                       993,858
                                                                    ------------                  ------------
       Balance, end of period...............................          37,524,281                    35,072,443
                                                                    ------------                  ------------
Accumulated other comprehensive (loss) income
       Balance, beginning of period.........................             483,869                      (622,527)
       Other comprehensive income(loss).....................             538,499                      (349,692)
                                                                    ------------                  ------------
       Balance, end of period...............................           1,022,368                      (972,219)
                                                                    ------------                  ------------

Unallocated common stock held by ESOP
       Balance, beginning of period.........................            (442,350)                     (500,000)
          Allocation of ESOP shares  .......................              60,050                        57,650
                                                                   -------------                  ------------
       Balance, end of period...............................            (382,300)                     (442,350)
                                                                   -------------                  ------------

Total stockholders' equity..................................         $46,509,419                   $41,965,095
                                                                   =============                  ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                  CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                 CASH FLOWS
                                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Three Months Ended March 31,
                                                                            2001                           2000
                                                                            ----                           ----
Cash Flows from Operating Activities:
     Net income   ..........................................             1,244,205                      $ 993,858
    Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization...................               267,613                        238,994
            Provision for loan losses.......................               525,000                        330,000
            Proceeds from sales of loans held for sale......            12,588,998                      4,266,808
            Disbursements for loans held for sale...........           (13,386,217)                    (4,107,956)
            Net gain on sales of available-for-
               sale securities .............................              (105,936)                        (2,000)
            Net gain on sales of  loans held for sale.......              (184,568)                       (56,788)
            Net amortization of investment premiums.........                29,336                         28,581
            Changes in operating assets and liabilities
               which (used) provided cash:
                  Accrued interest receivable...............              (125,446)                      (103,252)
                  Other assets..............................              (690,156)                       (43,637)
                  Other liabilities.........................               858,648                        940,681
                                                                     -------------                        -------

Net cash provided by operating activities...................             1,021,477                      2,485,289
                                                                     -------------                   ------------
Cash Flows from Investing Activities:
      Available-for-sale securities:
         Proceeds from maturities and calls.................             6,195,312                      1,885,499
         Proceeds from sales................................             2,475,155                              -
         Purchases..........................................           (11,453,101)                    (3,204,360)
         Purchases of restricted investments................                     -                       (710,000)
      Net increase in loans held for investment.............            (9,276,078)                   (19,796,499)
      Purchases of premises and equipment...................              (531,545)                      (529,599)
                                                                          --------                       --------

Net cash used in investing activities.......................           (12,590,257)                   (22,354,959)
                                                                     -------------                   ------------
Cash Flows from Financing Activities:
      Net (decrease) in demand deposits, NOW
         accounts and savings deposits......................            (7,552,358)                    (2,128,518)
      Net increase in time deposits.........................            12,549,464                     20,584,757
      Proceeds from stock options exercised.................                37,850                              -
      Net decrease in borrowed funds........................              (200,961)                    (2,325,798)
      Net increase in securities sold under agreements
         to repurchase......................................             5,467,486                      3,125,485
                                                                         ---------                    -----------
Net cash provided by financing activities...................            10,301,481                     19,255,926
                                                                     -------------                   ------------

Net decrease in cash and cash equivalents...................            (1,267,299)                      (613,744)

Cash and cash equivalents, beginning of period..............            16,759,837                     10,054,389
                                                                     -------------                   ------------

Cash and cash equivalents, end of period....................         $  15,492,538                    $ 9,440,645
                                                                     =============                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.


NOTE 2 STOCKHOLDERS' EQUITY

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 2,034,886 for the three month period ended March 31, 2001 and 2,035,339 shares for the same period in 2000.

     All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). Basic earnings per share exclude any dilutive effect of stock options. The basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding employee stock options.

     The Corporation established an employee stock ownership plan (ESOP) on January 29,1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The Bank is required to make a minimum annual contribution of $40,000. The unallocated ESOP shares are considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a deduction from stockholders' equity.

     The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

                                                                 March 31, 2001                      March 31, 2000
                                                              ------------------------------------------------------
Average shares outstanding                                            2,042,532                           2,041,775
Average ESOP shares not committed to be released                         (7,646)                             (9,265)
                                                              ------------------------------------------------------
Shares outstanding for basic earnings per share                       2,034,886                           2,032,510
Average dilutive stock options                                                -                               2,829
                                                              ------------------------------------------------------
Shares outstanding for dilutive earnings per share                    2,034,886                           2,035,339
                                                              ------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the "Bank"). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 2000 annual report on Form 10-K and the audited financial statements and notes contained therein.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

     Net income equaled $1,244,205 for the three months ended March 31, 2001, compared to $993,858 for the same period in 2000. This is a 25% increase over the same period in 2000. Earnings per share increased 24% to $0.61 per share for the three months ended March 31, 2001 versus the same period in 2000. Return on average equity was 11.13% for the three months ended March 31, 2001 and 9.61% for 2000. Return on average assets was 1.10% for the three months ended March 31, 2001 and 1.04% for the same period in 2000. Net interest income increased 6% from $4,030,000 to $4,285,000. The net interest margin was 4.10% in the first quarter of 2001, compared to 4.59% during the first quarter of 2000. The inverted interest rate yield curve and increased reliance on more expensive wholesale funding contributed to the net interest margin compression.

     Non-interest income, excluding security gains and losses, was $952,000 compared to $751,000 last year. The 27% increase is attributed to a 124% increase in mortgage related fees and a 32% increase in deposit service charges.

     Non-interest expense totaled $3,164,000 in the first quarter, an increase of less than 1% compared to the first quarter of 2000. While the Corporation has made progress in reducing the growth rate of expenses during the first quarter of 2001, the total expense growth rate for the year is expected to be in the 5% to 7% range. The Corporation is continuing to invest in additional key management positions and evaluating new market opportunities.

     Annualized net loan charge-offs as a percent of average loans totaled .32% in the first quarter versus .36% during the first quarter of 2000. Non-performing assets increased to 1.07% at March 31, 2001 versus .12% on March 31, 2000. The allowance for loan losses was 1.44% of total loans outstanding at March 31, 2001 compared to 1.18% at March 31, 2000.

     Total assets increased 18%, loans increased 16% and deposits increased 26% from March 31, 2000 to March 31, 2001.

Table 1 Earnings Performance (in thousands, except per share data)

                                                          Three Months Ended March 31,
                                                          2001                   2000
                                                          ----                   ----
Net Income..................................             $ 1,244                $  994
  Per Share.................................             $  0.61                $ 0.49

Earnings ratios:
  Return on average assets..................               1.10%                 1.04%
  Return on average equity..................              11.13%                 9.61%

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 Interest Yields and Costs (dollars in thousands)

                                           For the Three Months ended March 31,

                                                        2001                                            2000
------------------------------------------------------------------------------------------------------------------------------
                                     Average                            Yield/         Average                        Yield/
                                     Balance          Interest           Cost          Balance        Interest         Cost
   Assets:
     Fed. funds sold                   $ 5,056          $  67            5.40%           $   9          $   0        5.53%
   Securities:
     Taxable                            51,653            903            7.09%          41,447            664        6.44%
     Tax-exempt                         24,970            423            6.88%          23,332            407        7.01%
     Loans and leases(1)(2)            353,215          7,770            8.92%         298,870          6,569        8.84%
                                       -------          -----                          -------          -----
     Total earning assets/
   total interest    income            434,893          9,163            8.53%         363,658          7,640        8.45%
                                                        -----                                           -----
     Cash and due from banks             9,454                                           8,852
     Unrealized Gain                       836                                          (1,408)
     All other assets                   19,993                                          17,617
     Allowance for loan loss            (5,007)                                         (3,410)
        Total assets:                $ 460,169                                        $385,309
                                     =========                                        ========
   Liabilities and
    Stockholders' Equity:
   Interest bearing deposits:
   MMDA, Savings/ NOW accounts         $91,350            644            2.86%         $88,780            595        2.70%
   Time                                205,448          3,114            6.15%         133,989          1,781        5.34%
   Fed. Funds Purchased                 38,425            438            4.62%          44,975            578        5.17%
   Other Borrowed Money                 37,404            566            6.13%          35,700            538        6.06%
                                        ------         ------                           ------          -----
   Total interest bearing
   liabilities/total                   372,626          4,762            5.18%         303,444          3,492        4.63%
                                                       ------                                          ------
     interest expense
   Noninterest bearing  deposits        38,453                                          38,943
   All other liabilities                 3,736                                           2,267
   Stockholders' Equity:
   Unrealized Holding Gains                738                                            (929)
   Common Stock, Surplus,
   Retained Earnings                    44,616                                          41,584
                                       -------                                          ------
   Total liabilities and
   stockholders' equity:              $460,169                                        $385,309
                                      ========                                        ========
   Interest spread                                      4,285            3.35%                          4,032        3.82%
   Net interest income-FTE                            $ 4,401                                          $4,148
                                                      =======                                          ======
   Net Interest Margin as a
   Percentage of Average                                                 4.10%                                       4.59%
                                                                         =====                                       =====
   Earning Assets

(1) Nonaccrual loans and leases and loans held for sale have been included in the average loans and lease balances.
(2) Interest on loans includes net origination fees for the three months ended March 31, 2001 of $44,995 and $43,293 in 2000.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $253,000 to $4,401,000 for the first quarter of 2001, a 6% increase from the same period in 2000. The increase was a result of the growth of the Corporation's average earning assets,which grew 20% from a year earlier. The loan portfolio average balance increased 18% and the investment portfolio average balance increased 18% for the first quarter of 2001 compared to the same quarter in 2000. Earning assets averaged $71,235,000 higher for the first quarter of 2001 compared to the same quarter in 2000; this volume change resulted in an additional $415,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended March 31, 2001 was primarily funded by a 53% increase, $71,459,000 in time deposits. For the three months ended March 31, 2001 the average FTE interest rate earned on assets increased .08%, increasing FTE interest income by $55,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money increased .55%, increasing interest expense by $217,000. The net difference between interest rates earned and paid was a $162,000 decrease in FTE net interest income.

     Both the net interest spread and net interest margin were compressed in the quarter ended March 31, 2001 compared to 2000 due to an increased reliance on purchased funding. Purchased funding includes borrowings from the Federal Home Loan Bank and brokered certificates of deposit from outside the Bank's market area. The Bank's exceptional loan growth precipitated the need for purchased funding.

     In the long-term, management expects the declining trend in the fully taxable equivalent ("FTE") net interest margin to continue because of fierce competition for deposits in the Bank's local markets and shift of deposit funding sources from low cost funds to higher cost funds. This is a result of high funding needs, increased local competition, and increased sophistication of funds management by the Bank's customers. In the short-term, management expects the net interest margin of the Bank to benefit from generally lower rates through 2001.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                            For the Three Months Ended March 31,
                                                                   2001 Compared to 2000

                                                                         Amount of
                                                                    Increase/(Decrease)
                                                                      Due to Change in
                                                  -------------------------------------------------------
                                                                                         Total Amount
                                                                                              of
                                                                         Average           Increase/
                                                     Volume               Rate            (Decrease)
                                                     ------              ------           ----------
    Interest Income

    Federal funds sold......................        $      67         $         0           $      67

      Securities:
        Taxable.............................              178                  61                 239
        Tax Exempt..........................               28                 (12)                 16
      Loans.................................            1,195                   6               1,201
                                                     --------             -------           ---------
      Total interest income.................            1,468                  55               1,523

    Interest Expense

    Interest bearing deposits
      Savings/Now accounts..................               18                  31                  49
      Time..................................            1,084                 249               1,333
      Fed. Funds Purchased..................              (75)                (65)               (140)
      Other Borrowed Money..................               26                   2                  28
                                                   ----------         -----------         -----------
      Total interest expense................            1,053                 217               1,270
                                                     --------           ---------           ---------

    Net Interest Income (FTE)                        $    415          $    ( 162)          $     253
                                                     ========          ===========          =========

Table 4 Noninterest Income (in thousands)

                                                                        Three Months ended March 31
                                                                        2001                  2000
                                                                        -----                 ----
    Service charges on deposit accounts....................             $ 348                $  263

    Net gains on asset sales:
        Loans..............................................               185                    57
        Securities.........................................               106                     2
    Loan servicing fees....................................                21                    35
    Insurance premium revenue..............................               248                   261
    Brokerage revenue......................................                71                    86
    Other..................................................                79                    49
                                                                     --------                ------
         Total noninterest income..........................          $  1,058                $  753
                                                                     ========                ======

Noninterest Income

     Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale, gains from loan sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Bank retains the servicing rights on the loans sold to Freddie Mac. Non-interest income increased $305,000 or 41% for the three month period ended March 31, 2001 versus 2000. The increase was due to a $128,000, 225%, increase in net gains on loan sales, this increase is a direct result of a favorable interest rate environment which caused a significant increase in the mortgage refinance business. The Bank also reported a $104,000 increase in net gains on security sales. Service charges on deposit accounts increased $85,000, a 32% increase for the three month period ended March 31, 2001 versus 2000. This increase was a result of continued account growth, fee increases and improved collection of certain assessed fees.


Table 5 Noninterest Expense (in thousands)

                                                                 For the Three Months Ended March 31,
                                                                      2001                  2000
                                                                      ----                  ----
    Salaries and employee benefits........................           $ 1,765               $ 1,762
    Occupancy and equipment...............................               542                   477
    FDIC assessment.......................................                15                    13
    Postage...............................................                36                    29
    Printing and supplies.................................               107                    91
    Marketing.............................................                69                    95
    Michigan Single Business Tax..........................                33                    67
    Other.................................................               597                   600
                                                                     -------               -------
         Total noninterest expense........................           $ 3,164               $ 3,134
                                                                     =======               =======

Noninterest Expense

     Non-interest expense increased $30,000 or 1% for the three month period ended March 31, 2001 versus 2000. The quarter-to-quarter growth of total expenses is expected to exceed the expense growth rate recorded in the quarter ended March 31, 2001. The $65,000 increase in occupancy and equipment expense is due to an increase in property taxes associated with the new Zeeland banking office and lower rental income as the bank continues to utilize space previously rented to outside tenants.

Table 6 Nonperforming Assets (in thousands)

                                                                                         At March 31,
                                                                                2001                      2000
                                                                                -----                     ----
    Nonaccrual loans.............................................               $3,460                    $ 337
    90 days or more past due & still accruing....................                  348                       25
                                                                                ------                    -----
         Total Nonperforming Loans...............................                3,808                      362

    Other real estate............................................                    0                        0
                                                                                ------                    -----
        Total Nonperforming Assets...............................               $3,808                    $ 362
                                                                                ======                    =====

    Nonperforming loans as a percent of total loans..............                1.07%                     .12%
    Nonperforming assets as a percent of total loans.............                1.07%                     .12%
    Allowance for loan losses as a % of non-performing loans.....                 134%                     998%

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

Table 7 Loan Loss Experience (in thousands)

                                                                                 At or for the Three Months
                                                                                       Ended March 31,
                                                                                 2001                  2000
                                                                                 ----                  ----
    Loans:
       Average daily balance of loans for the period.................             $352,001             $298,289
       Amount of loans outstanding at end of period..................              356,286              307,358
    Allowance for loan losses:
       Balance at beginning of period................................                4,874                3,551
       Loans charged off:
          Commercial.................................................                   63                  160
          Consumer...................................................                  347                  213
                                                                                   -------             --------
            Total charge-offs........................................                  410                  373
       Recoveries of loans previously charged off:
          Commercial.................................................                    1                   25
          Consumer...................................................                  125                   79
                                                                                   -------             --------
             Total recoveries........................................                  126                  104
                                                                                   -------             --------
       Net loans charged off.........................................                  284                  269
       Additions to allowance charged to operations                                    525                  330
                                                                                   -------             --------
             Balance at end of period................................              $ 5,115              $ 3,612
                                                                                   =======              =======

    Ratios:
       Net loans charged off to avg loans outstanding................                 .32%                 .36%
       Allowance for loan losses to loans outstanding................                1.44%                1.18%

     For the three month period ended March 31, 2001 versus the same period in 2000, net loans charged off increased 6%. The increased allowance provision charged to operations, reflects the growth in the loan portfolio and the probable losses inherent in the portfolio. The majority of the consumer loan charge offs are from the indirect auto loan portfolio.

Table 8 Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                    For the Three Months Ended March 31,
                                                                     2001                         2000
                                                    ------------     -----        -----------     ----

                                                            Average                    Average
                                                            Balance        Rate        Balance        Rate
    Noninterest bearing demand..................            $ 38,453                    $38,943
    MMDA/Savings and NOW accounts...............              91,350       2.86%         88,780       2.70%
    Time........................................             205,448       6.15%        133,989       5.34%
                                                             -------       -----        -------       -----
        Total Deposits..........................            $335,251       4.55%       $261,712       3.65%
                                                            ========       =====       ========       =====

     The following table summarizes time deposits by time remaining until maturity at March 31, 2001:

                                                                              Amount
                                                                              ------
           Three months or less.....................................          $88,274
           Over 3 months through 6 months...........................           38,973
           Over 6 months through 1 year.............................           32,423
           Over 1 year..............................................           53,286
                                                                          -----------
                                                                            $ 212,956

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $13,003,000, 2.85% to $470,007,000 from December 31, 2000 to March 31, 2001. The significant changes were an increase in net loans receivable of $8,751,000, a 2.56% increase, the commercial loan portfolio increased $2,802,000 and the residential real estate loan portfolio increased $5,116,000. Deposits increased $4,997,000, 1.48% to $343,150,000; interest bearing deposits increased $11,143,000 and non-interest bearing deposits decreased $6,146,000, as a result of lower balances in business checking accounts. The significant changes in the interest bearing deposits were an increase in time deposits of $12,549,464 and a decrease in money market demand accounts of $2,591,230. Time deposits $100,000 or greater increased $8,748,742 and time deposits under $100,000 increased $3,800,722. Brokered time deposits decreased $1,421,000 from December 31, 2000 to March 31,2001. The Corporation expects similar quarterly growth in loans and deposits through-out the remainder of the current year. Borrowed funds decreased $201,000 and securities sold under agreements to repurchase increased $5,467,000 from December 31, 2000 to March 31, 2001.


LIQUIDITY

     Liquidity management is a significant responsibility of the Asset and Liability Management Committee (ALCO). Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends and to invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits, brokered certificates of deposit and the issuance of common stock.

     Cash and cash equivalents equaled 3.30% of total assets as of March 31, 2001 versus 3.67% as of December 31, 2000. For the three month period ended March 31, 2001, $1,059,000 in net cash was provided from operations, investing activities used $12,590,000, and financing activities provided $10,264,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $1,267,000 decrease in cash and cash equivalents during the three month period ended March 31, 2001.

     The Corporation's liquidity is considered adequate by management.

CAPITAL

         The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. For the three month period ended March 31, 2001 capital increased $1,881,000, which includes a $538,000 increase of accumulated other comprehensive income.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios at March 31, 2001:

Table 9 Capital Resources (in thousands)

                                                   Regulatory Requirements
                                                                                                    March 31
                                                Adequately            Well
                                               Capitalized         Capitalized             2001                2000
                                               -----------         -----------             ----                ----
    Tier 1 capital.....................                                                   $44,982            $42,255
    Tier 2 capital......................                                                    4,900              3,612
                                                                                            -----              -----
    Total qualifying  capital...........                                                  $49,882            $45,867
                                                                                          =======            =======
    Ratio of equity to total assets
    Tier 1 leverage ratio...............            4%                 5%                   9.79%             10.98%
    Tier 1 risk-based capital...........            4%                 6%                  11.81%             12.86%
    Total risk-based capital............            8%                 10%                 13.09%             13.96%

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

     The Corporation's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. During the first quarter 2001, bank management has taken steps to improve the asset liability position of the Bank by extending maturities on borrowed funds and shortening the repricing characteristics of the investment portfolio. At March 31, 2001 the three-month interest sensitive GAP position was .90 and the one-year interest sensitive position was .87. For more information regarding interest rate risk, see the Corporation's annual 10-K report, which was filed with the Securities and Exchange Commission. At March 31, 2001, the Corporation did not have any market risk sensitive instruments held for trading purposes.

PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on 8-K

(a)      Exhibits - None.

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.



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


DATE:     5/14/01