Form 10-Q
period 2001-06-30
O A K FINANCIAL CORP
filed 2001-08-14
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,042,532 shares of the Company's Common Stock ($1 par value) were outstanding as of August 11, 2001.

                                      INDEX

                                                                          Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  ------
                  Consolidated Financial Statements                          3-7
                  Notes to Consolidated Financial Statements                   8

                  Item 2.
                  ------
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-19


                  Item 3
                  Quantitative and Qualitative Disclosures About Market
                  and Interest Rate Risk                                   20-21

Part II.          Other Information

                  Item 4
                  Submission of Matters to a Vote of Security Holders         22


                  Item 6.
                  ------
                  Exhibits and Reports on Form 8-K                            22


Signatures                                                                    23

  O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED BALANCE SHEETS
        AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                  June 30,             December 31,
                                                                                    2001                   2000
                                                                                 (Unaudited)
                                                                                -------------          ------------
Cash and due from banks.................................................        $  12,119,432          $ 10,759,837
Federal funds sold......................................................            1,000,000             6,000,000
                                                                                -------------          ------------

Total cash and cash equivalents.........................................           13,119,432            16,759,837
Available-for-sale securities - amortized cost of
   $75,368,101 - 2001 and $73,712,745 - 2000............................           76,900,295            74,446,393
Loans receivable, net...................................................          358,946,180           342,419,431
Loans held for sale.....................................................            2,261,344               725,857
Accrued interest receivable.............................................            3,459,402             3,445,573
Premises and equipment, net.............................................           11,687,275            12,293,881
Restricted investments..................................................            2,720,000             2,710,000
Other assets............................................................            6,479,213             4,202,688
                                                                                -------------          ------------

Total assets............................................................         $475,573,141          $457,003,660
                                                                                 ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing........................................................          300,111,892           293,593,320
Noninterest bearing.....................................................           44,633,072            44,559,923
                                                                                -------------        --------------

Total deposits..........................................................          344,744,964           338,153,243

Borrowed funds..........................................................           42,076,371            38,455,955
Securities sold under agreements to repurchase..........................           37,877,034            32,233,984
Other liabilities.......................................................            3,830,763             3,531,662
                                                                                -------------        --------------

Total liabilities.......................................................          428,529,132           412,374,844
                                                                                -------------          ------------

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
         issued and outstanding:  2,042,532 shares at June 30, 2001 and
         2,041,775 shares at December 31, 2000..........................            2,042,532             2,041,775
Additional paid-in capital..............................................            6,302,538             6,265,446
Retained earnings.......................................................           38,060,046            36,280,076
Accumulated other comprehensive income..................................            1,011,543               483,869
Unallocated common stock held by ESOP...................................             (372,650)             (442,350)
                                                                                -------------         -------------
Total stockholders' equity..............................................           47,044,009            44,628,816
                                                                                -------------         -------------

Total liabilities and stockholders' equity..............................        $ 475,573,141          $457,003,660
                                                                                =============          ============

The accompanying notes are an integral part of these consolidated financial statements.

    O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
         AND SUBSIDIARY                                (Unaudited)
--------------------------------------------------------------------------------

                                                                 Six Months and Three Months ended June 30, 2001 and 2000
                                                                      Six Months                          Three Months
                                                               ----------------------------     -----------------------------
                                                                  2001            2000               2001             2000
                                                                  ----            ----               ----             ----
Interest Income
   Loans...............................................        $15,583,231      $13,681,387     $  7,821,959     $  7,122,350
   Available-for-sale securities.......................          2,286,878        1,873,186        1,120,028          954,798
   Restricted investments..............................             99,448           94,732           49,393           50,383
   Federal funds sold..................................             80,898              349           13,569              312
                                                               -----------      -----------     ------------      -----------

   Total interest income...............................         18,050,455       15,649,654        9,004,949        8,127,843
                                                               -----------      -----------     ------------      -----------

Interest expense
   Deposits............................................          7,179,231        5,099,808        3,420,367        2,723,803
   Borrowed funds......................................          1,242,379        1,767,839          626,862          929,879
   Securities sold under agreements to repurchase......            681,459          604,230          295,692          325,948
                                                               -----------      -----------     ------------      -----------

Total interest expense.................................          9,103,069        7,471,877        4,342,921        3,979,630
                                                               -----------      -----------     ------------      -----------

Net interest income....................................          8,947,386        8,177,777        4,662,028        4,148,213

Provision for loan losses..............................          1,135,000          800,000          610,000          470,000
                                                               -----------      -----------     ------------      -----------

Net interest income after provision for
    loan losses........................................          7,812,386        7,377,777        4,052,028        3,678,213
                                                               -----------      -----------     ------------      -----------

Noninterest income
   Service charges.....................................            739,152          606,083          391,498          342,971
   Net gain on sale of available-for-sale loans........            716,055          121,999          531,487           65,211
   Net gain on sale of available-for-sale securities...            155,929           25,995           49,993           23,995
   Insurance premiums..................................            499,251          458,843          250,798          197,898
   Brokerage fees......................................            157,976          169,343           86,666           83,525
   Other...............................................            169,082          167,131           69,001           82,684
                                                               -----------      -----------     ------------      -----------

Total noninterest income...............................          2,437,445        1,549,394        1,379,443          796,284
                                                               -----------      -----------     ------------      -----------

Noninterest expenses
   Salaries and employee benefits......................          3,559,642        3,277,238        1,794,486        1,515,551
   Occupancy...........................................            451,352          373,202          195,617          186,467
   Furniture and fixtures..............................            598,967          575,102          312,716          285,050
   Michigan single business tax........................             66,751          106,592           33,604           39,641
   Printing and supplies...............................            209,790          183,096          102,620           92,172
   Other...............................................          1,739,920        1,405,972        1,022,924          668,005
                                                               -----------      -----------     ------------      -----------

Total noninterest expense..............................          6,626,422        5,921,202        3,461,967        2,786,886
                                                               -----------      -----------     ------------      -----------

Income before federal income taxes.....................          3,623,409        3,005,969        1,969,504        1,687,611

Federal income taxes...................................            924,300          754,200          514,600          429,700
                                                               -----------      -----------     ------------      -----------

Net income.............................................        $ 2,699,109      $ 2,251,769      $ 1,454,904      $ 1,257,911
                                                               ===========      ===========      ===========      ===========

Income per common share:
    Basic..............................................           $   1.33        $   1.11          $    .72         $    .62
                                                                  ========        ========          ========         ========
    Diluted............................................           $   1.33        $   1.11          $    .72         $    .62
                                                                  ========        ========          ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                         CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                     COMPREHENSIVE INCOME
                                                              (Unaudited)
--------------------------------------------------------------------------------

                                                              Six Months and Three Months ended June 30, 2001 and 2000
                                                                     Six Months                         Three Months
                                                              2001              2000              2001              2000
                                                              ----              ----              ----              ----
Other comprehensive income

Unrealized gains (losses) on available-for-sale
securities arising during the period...............        $  954,941      $   (896,038)        $  33,591       $  (363,722)

Reclassification adjustment for realized gains
included in net income.............................           155,929            25,995            49,993            23,995
                                                          -----------      ------------       -----------       -----------

Comprehensive income(loss) before income tax benefit          799,012          (870,043)          (16,402)         (339,727)

Income tax benefit related to comprehensive
income (loss)......................................           271,338          (278,660)           (5,576)          (98,036)
                                                          -----------      ------------       -----------       -----------

   Other comprehensive income(loss)................           527,674          (591,383)          (10,826)         (241,691)

Net income.........................................         2,699,109         2,251,769         1,454,904         1,257,911
                                                          -----------       -----------       -----------       -----------

Comprehensive income...............................       $ 3,226,783       $ 1,660,386       $ 1,444,078       $ 1,016,220
                                                          ===========       ===========       ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                              CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)
--------------------------------------------------------------------------------

                                                                                  Six Months ended June 30,
                                                                              2001                       2000
                                                                              ----                       ----
Shares of common stock issued and outstanding
     Balance, beginning of period...........................               2,041,775                   2,041,775
     Stock options excercised...............................                     757                           -
                                                                        ------------                ------------

     Balance, end of period.................................               2,042,532                   2,041,775
                                                                        ============                ============
Common Stock
     Balance, beginning of period...........................            $  2,041,775                $  2,041,775
     Stock options excercised...............................                     757                           -
                                                                        ------------                ------------

     Balance, end of period.................................               2,042,532                   2,041,775
                                                                        ------------                ------------
Additional paid-in capital
     Balance, beginning of period...........................               6,265,446                   6,259,681
     Allocation of ESOP shares..............................                       -                       5,765
     Stock options excercised...............................                  37,092                           -
                                                                        ------------                ------------

     Balance, end of period.................................               6,302,538                   6,265,446
                                                                        ------------                ------------
Retained earnings
     Balance, beginning of period...........................              36,280,076                  34,078,585
     Net income.............................................               2,699,109                   2,251,769
     Cash dividends.........................................                (919,139)                   (853,830)
                                                                        ------------                ------------

     Balance, end of period.................................              38,060,046                  35,476,524
                                                                        ------------                ------------
Accumulated other comprehensive income (loss)
     Balance, beginning of period...........................                 483,869                    (622,527)
     Other comprehensive income (loss)......................                 527,674                    (591,383)
                                                                        ------------                ------------

     Balance, end of period.................................               1,011,543                  (1,213,910)
                                                                        ------------                ------------
Unallocated common stock held by ESOP
     Balance, beginning of period...........................                (442,350)                   (500,000)
              Allocation of ESOP shares.....................                  69,700                      57,650
                                                                        ------------                ------------

     Balance, end of period.................................                (372,650)                   (442,350)
                                                                        -------------               ------------

Total stockholders' equity..................................            $ 47,044,009                $ 42,127,485
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

O.A.K. FINANCIAL CORPORATION                          CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                           CASH FLOWS
                                                             (Unaudited)
--------------------------------------------------------------------------------

                                                                               Six Months ended June 30,
                                                                      ------------------------------------------
                                                                           2001                       2000
                                                                           ----                       ----
Cash flows from operating activities:
     Net income.............................................         $     2,699,109             $     2,251,769
     Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization....................                 536,033                     491,536
           Provision for loan losses........................               1,135,000                     800,000
           Proceeds from sales of loans held
                 for sale...................................              43,567,349                   9,906,334
           Disbursements for loans held for sale............             (44,386,781)                 (9,716,161)
           Net gain on sales of available-for-
                 sale securities                                            (155,929)                    (25,995)
           Net gain on sales of loans held for sale.........                (716,055)                   (121,999)
           Net amortization of investment premiums..........                  47,164                      66,213
           Changes in operating assets and liabilities
                which (used) provided cash:
                Accrued interest receivable.................                 (13,829)                   (224,946)
                Other assets................................              (1,827,215)                     25,033
                Other liabilities...........................                 299,101                     853,651
                                                                       -------------                ------------

Net cash provided by operating activities...................               1,183,947                   4,305,435
                                                                       -------------                ------------

Cash flows from investing activities:
     Available-for-sale securities:
           Proceeds from maturities.........................              11,612,836                   5,206,806
           Proceeds from sales..............................               3,672,833                      73,995
           Purchases........................................             (16,785,096)                 (4,578,104)
       Purchases of restricted investments..................                 (10,000)                   (710,000)
     Net increase in loans held for investment..............             (17,661,749)                (39,757,222)
     Purchases of premises and equipment....................                (627,074)                 (1,312,101)
                                                                       -------------                ------------

Net cash used in investing activities.......................             (19,798,250)                (41,076,626)
                                                                       -------------                ------------

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW
           accounts and savings deposits....................               4,417,560                    (106,983)
     Net increase in time deposits..........................               2,174,161                  33,802,931
     Proceeds from stock options excercised.................                  37,850                           -
     Net increase in borrowed funds.........................               3,620,416                     521,647
     Net increase in securities sold under agreements
           to repurchase....................................               5,643,050                   4,534,145
     Common stock dividends paid............................                (919,139)                   (853,830)
                                                                       -------------                ------------

Net cash provided by financing activities...................              14,973,898                  37,897,910
                                                                       -------------                ------------

Net increase in cash and cash equivalents...................               3,640,405                   1,126,719

Cash and cash equivalents, beginning of period..............              16,759,837                  10,054,389
                                                                       -------------                ------------

Cash and cash equivalents, end of period....................            $ 13,119,432                $ 11,181,108
                                                                        ============                ============

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.


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

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding were 2,034,950 for the six month period ended June 30, 2001 and 2,034,494 shares for the same period in 2000. The weighted numbers of common shares outstanding were 2,035,015 for the three month period ended June 30, 2001 and 2,034,703 shares for the same period in 2000.

     The Corporation established an employee stock ownership plan (ESOP) on January 29,1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The Bank is required to make a minimum annual contribution of $65,000. The unallocated ESOP shares are considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a deduction from stockholder's equity.

     The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

                                                                 Six Months and Three Months ended June 30,
                                                          2001           2000                   2001             2000
                                                          ----           ----                   ----             ----
Average shares outstanding                           2,042,532         2,041,775            2,042,532         2,041,775
Average ESOP shares not committed to be released        (7,582)           (9,056)              (7,517)           (8,847)
                                                     ---------         ---------            ---------         ---------
Shares outstanding for basic earnings per share      2,034,950         2,032,719            2,035,015         2,032,928
Average dilutive stock options                               -             1,775                    -             1,775
                                                     ---------         ---------            ---------         ---------
Shares outstanding for dilutive earnings per share   2,034,950         2,034,494            2,035,015         2,034,703
                                                     ---------         ---------            ---------         ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O.A.K. Financial Corporation (the "Corporation") is a single bank holding company whose sole subsidiary is Byron Center State Bank (the "Bank"). Byron Center State Bank is a Michigan chartered bank and member of the Federal Reserve System, with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank has eleven banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in-turn owns Dornbush Insurance Agency, which was acquired February 1, 1999. Dornbush Insurance Agency sells property and casualty, life, disability and long-term care insurance products. Beginning January 1, 2001 the Company and all its subsidiaries are provided staff resources through O.A.K. ELC, an employee leasing company.

     The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 2000 annual report on Form 10-K and the audited financial statements and notes contained therein.

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

RESULTS OF OPERATIONS

     Net income equaled $1,454,904 for the three months ended June 30, 2001, compared to $1,257,911 for the same period in 2000. This is a 16% increase over the same period in 2000. Earnings per share increased 16% to $0.72 per share for the three months ended June 30, 2001 versus $0.62 per share for the same period in 2000. Return on average equity was 12.49% for the three months ended June 30, 2001 and 12.03% for 2000. Return on average assets was 1.24% for the three months ended June 30, 2001 and 1.24% for the same period in 2000. Net interest income increased 12% from $4,148,000 to $4,662,000 during the 2nd quarter of 2001. The net interest margin was 4.34% in the 2nd quarter of 2001, compared to 4.47% during the 2nd quarter of 2000. Non-interest income, excluding security gains and losses, was $1,329,450 in the 2nd quarter of 2001 compared to $772,289 in 2000. The 72% increase is attributed to a 426% increase in mortgage related fees and loan sales gains, a 14% increase in deposit service charges and a 28% increase in insurance premiums. Non-interest expense totaled $3,461,967 in the 2nd quarter ended 2001, an increase of 24% compared to the same period in 2000. The increase is attributed to a $195,000 write-down of ORE owned and a $279,000 increase in salary and employee benefits.

     Net income for the six month period ended June 30, 2001 was $2,699,109 compared to $2,251,769 for the same period in 2000. This is a 20% increase over the same period in 2000. Return on average equity was 11.81% for the six months ended June 30, 2001 and 10.84% for 2000. Return on average assets was 1.17% for the six months ended June 30, 2001 and 1.14% for 2000. Net interest income increased 9% from $8,178,000 to $8,947,000 for the six months ended June 30, 2001 versus 2000. The net interest margin was 4.23% in the six month period ended June 30, 2001, compared to 4.52% during the same period in 2000. The net interest margin is lower year-to-date 2001 compared to the same period last year because of an inverted yield curve (short-term interest rates exceed long-term interest rates) in 2000 and increased reliance on more expensive wholesale funding. However, the net interest margin improved from 4.10% in the first quarter of 2001 to 4.34% in the second quarter 2001. The improvement is a result of a shift in the yield curve to a "normal" slope and a general decline in interest rates during the first half of 2001.

Table 1 Earnings Performance (in thousands, except per share data)

                                                                   Six Months and Three Months Ended
                                                                        June 30, 2001 and 2000
                                                  --------------------------------------------------------------------
                                                            Six  Months                        Three Months
                                                       2001             2000             2001            2000
                                                       ----             ----             ----            ----
Net income..................................          $ 2,699          $ 2,252           $ 1,455           $ 1,258
  Per share.................................           $ 1.33           $ 1.11            $ 0.72            $ 0.62

Earnings ratios:
  Return on average assets..................            1.17%            1.14%             1.24%             1.24%
  Return on average equity..................           11.81%           10.84%            12.49%            12.03%










                     [THIS SPACE INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                      Six Months and Three Months ended June 30,
                                                                (dollars in thousands)
----------------------- ------------------------------------------------------ -----------------------------------------------------
                                             Six Months                                             Three Months
----------------------- --------------------------- -------------------------- --------------------------- -------------------------
                                   2001                       2000                        2001                        2000
----------------------- --------- -------- -------- --------- -------- ------- --------- -------- -------- ---------- --------- ----
                        Average            Yield/   Average            Yield/  Average            Yield/  Average            Yield/
                        Balance   Interest  Cost    Balance   Interest  Cost   Balance   Interest  Cost   Balance   Interest   Cost
----------------------- --------- -------- -------- --------- -------- ------- --------- -------- ------- --------- --------- ------
Assets:
  Fed. funds sold       $  3,027  $    81    5.39%  $      6  $     -   6.00%   $ 1,021  $   14    5.33%  $      2   $    -    6.25%
Securities:
  Taxable                 52,579    1,758    6.74%    42,287    1,381   6.57%    53,476     855    6.41%    43,128      717    6.68%
  Tax-exempt              24,909      854    6.91%    23,089      795   6.93%    24,848     430    6.95%    22,846      390    6.87%
  Loans(1)(2)            358,069   15,599    8.78%   308,645   13,696   8.92%   362,870   7,830    8.65%   318,887    7,149    9.02%
                         -------   ------            -------   ------           -------   -----            -------    -----
  Total earning
   assets/total
   interest income       438,584   18,292    8.40%   374,027   15,872   8.53%   442,215   9,129    8.28%   384,863    8,256    8.63%
  Cash and due from
    Banks                  9,811                       9,067                     10,164                      9,280
  Unrealized               1,236                      (1,547)                     1,443                     (1,687)
(loss)Gain
  All other assets        20,483                      17,906                     20,967                     18,283
  Allowance for
   loan loss              (5,197)                     (3,632)                    (5,386)                    (3,855)
    Total assets:       $464,917                    $395,821                   $469,403                   $406,884
                        ========                    ========                   ========                   ========
Liabilities and
Stockholders' Equity:
Interest bearing deposits:
  MMDA, Savings/
    NOW accounts         $92,635    1,204    2.62%   $87,856    1,190   2.72%  $ 93,906     559    2.39%  $ 86,932      594    2.75%
  Time                   204,357    5,975    5.90%   141,856    3,910   5.54%   203,277   2,862    5.65%   149,723    2,130    5.72%
  Fed. Funds Purchased    38,546      765    4.00%    44,756    1,205   5.42%    38,666     327    3.39%    44,538      627    5.66%
  Other Borrowed Money    38,484    1,159    6.07%    38,337    1,167   6.12%    39,553     595    6.03%    40,988      629    6.17%
                          ------                      ------                     ------                     ------
  Total interest
   bearing liabilities/
   total interest
   expense               374,022    9,103    4.91%   312,805    7,472   4.80%   375,402   4,343    4.64%   322,181    3,980    4.97%
                                   ------                      ------           -------                    -------
  Noninterest bearing
    Deposit               40,770                      39,842                     42,943                     40,795
All other liabilities      4,041                       1,962                      4,343                      2,206
Stockholders' Equity:
Unrealized Holding
Gain(Loss)                   816                      (1,021)                       952                     (1,113)
Common Stock, Surplus,
Retained Earnings         45,268                      42,233                     45,763                     42,815
                          ------                      ------                     ------                     ------
Total liabilities and
stockholders' equity:   $464,917                    $395,821                   $469,403                   $406,884
                        ========                    ========                   ========                   ========
Interest spread                              3.49%                      3.73%             4,662    3.64%              4,148    3.66%
                                    8,947                       8,178
Net interest
 income-FTE                       $ 9,189                     $ 8,400                   $ 4,786                     $ 4,276
                                  -------                     -------                   =======                     =======
Net Interest Margin
 as a Percentage
 of Average
 Earning Assets                              4.23%                      4.52%                      4.34%                       4.47%
                                             =====                      =====                     =======                      =====

(1) Nonaccrual loans and leases and loans held for sale have been included in the average loans and lease balances.
(2) Interest on loans includes net origination fees for the six months ended June 30, 2001 of $86,073 and $82,588 in 2000. For the three months ended June 30, 2001 and 2000 the amounts were $41,078 and $39,295.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $510,000 to $4,786,000 for the three month period ended June 30, 2001, a 12% increase from the same period in 2000. The increase was a result of the growth of the Corporation's average earning assets, which grew 15% from a year earlier. The loan portfolio average balance increased 14% and the investment portfolio average balance increased 19% for the three month period ended June 30, 2001 compared to 2000.Average earning assets increased ($57,352,000) for the three month period ended June 30, 2001 compared to 2000; this volume change resulted in an additional $482,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended June 30, 2001 was primarily funded by a 36% increase ($53,554,000) in time deposits. For the three months ended June 30, 2001 the average FTE interest rate earned on assets decreased .35%, decreasing FTE interest income by $320,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .33%, decreasing interest expense by $348,000. The net difference between interest rates earned and paid was a $28,000 increase in FTE net interest income.

     For the six month period ended June 30, 2001 tax equivalent net interest income increased $789,000 to $9,189,000 for the six month period ended June 30, 2001, a 9% increase from the same period in 2000. The increase was a result of the growth of the Corporation's average earning assets, which grew 17% from a year earlier. The loan portfolio average balance increased 16% and the investment portfolio average balance increased 19% for the six month period ended June 30, 2001 compared to 2000. Earning assets averaged $64,557,000 higher for the six month period ended June 30, 2001 compared to 2000; this volume change resulted in an additional $886,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the six months ended June 30, 2001 was primarily funded by a 44% increase ($62,501,000) in time deposits. For the six months ended June 30, 2001 the average FTE interest rate earned on assets decreased .13%, decreasing FTE interest income by $179,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money increased
 .11%. The net difference between interest rates earned and paid was a $97,000 decrease in FTE net interest income.

     Both the net interest spread and net interest margin were compressed in the three month period ended June 30, 2001 compared to 2000 due to an increased reliance on purchased funding. Purchased funding includes borrowings from the Federal Home Loan Bank and brokered certificates of deposit from outside the Bank's market area. The Bank's loan growth in excess of core deposit growth resulted in the increased need for purchased funding.

     As expected in the short-term, the Bank's net interest margin improved from 4.10% in the first quarter 2001 to 4.34% in the second quarter 2001. This improvement was a result of a shift in the yield curve to a "normal" slope from an inverted slope (short-term interest rates exceed long-term interest rates) and the general decline in rates during the first half of the year. Management expects the Bank to benefit from lower rates through 2001.

     In the long-term management expects the declining trend in the fully tax equivalent (FTE) net interest margin to continue because of competition for deposits in its local markets and the shift of deposit funding sources from low cost funds to higher cost funds.

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

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                       Six Months and Three Months Ended June 30,
                                                                  2001 Compared to 2000

                                                                        Amount of
                                                                   Increase/(Decrease)
                                                                    Due to Change In
                                                                    ----------------
                                                  Six Months                               Three Months
                                                  ----------                               ------------
                                                                   Total                                    Total
                                                                  Amount                                    Amount
                                                                    of                                        of
                                                    Average      Increase/                   Average      Increase/
                                       Volume         Rate      (Decrease)      Volume         Rate       (Decrease)
                                       ------         ----      ----------      ------         ----       ----------
Interest Income

Federal funds sold.............     $       81     $       -      $      81   $      14     $       -     $       14

   Securities:
      Taxable..................            340            37            377         168           (30)           138
      Tax Exempt...............             61            (2)            59          36             4             40
   Loans.......................          2,117          (214)         1,903         975          (294)           681
                                    ----------     ----------     ---------   ---------     ----------    ----------

  Total interest income........          2,599          (179)         2,420       1,193          (320)           873

Interest Expense

Interest bearing deposits
   Savings/Now accounts........             60           (46)            14          46           (81)           (35)
   Time........................          1,802           263          2,065         760           (28)           732
   Fed. Funds Purchased........           (152)         (288)          (440)        (74)         (226)          (300)
   Other Borrowed Money........              3           (11)            (8)        (21)          (13)           (34)
                                    ----------           ----            ---                      ---           ----
   Total interest expense......          1,713           (82)         1,631         711          (348)           363
                                    ----------     ----------     ----------  ---------     ---------     ----------

Net Interest Income (FTE)......     $      886     $     (97)     $     789   $     482     $      28     $      510
                                    ==========     ==========     =========   =========     =========     ==========


Provision For Loan Losses

     The provision for loan losses was $610,000 during the three months ended June 30, 2001, compared to $470,000 during the three-month period during 2000. The loan loss provision was $1,135,000 during the six months ended June 30, 2001, compared to $800,000 for the same period during 2000. The loan loss provision reflects changes in assets quality and economic conditions. Although the year-to-date provision for loan losses is higher than last year, management anticipates that for the full-year of 2001 it will be lower than in 2000.

Table 4 Noninterest Income (in thousands)

                                                                  Six Months and Three Months Ended June 30,
                                                                            2001 Compared to 2000

                                                                      Six Months                Three Months
                                                                      ----------                ------------
                                                                   2001          2000         2001           2000
                                                                  -----         -----        -----          ----
    Service charges on deposit accounts....................         $739          $606         $  391       $  343

    Net gains on asset sales:
        Loans..............................................          716           122            531           65
        Securities.........................................          156            26             50           24
    Insurance premium revenue..............................          499           459            251          198
    Brokerage revenue......................................          158           169             87           83
    Other..................................................          169           167             69           83
                                                               ---------     ---------        -------      -------

         Total noninterest income..........................      $ 2,437       $ 1,549        $ 1,379        $ 796
                                                                 =======       =======        =======        =====

Noninterest Income

     Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale and gains from loan sales to the Federal Home Loan Mortgage Corporation (FHLMC) loans. The Bank retains the servicing rights on the loans sold to FHLMC. Non-interest income increased $583,000 or 73% for the three-month period ended June 30, 2001 versus 2000. The Bank experienced fee income growth in almost every category. However, almost 80% of the increase was due to gains on sale of mortgage loans. This increase is a direct result of a favorable interest rate environment, which resulted in a significant increase in the mortgage refinance business. While the Bank's mortgage refinance activity is expected to remain strong in the third quarter, there are signs that the refinance boom is beginning to lose momentum.

     Non-interest income for the first six months of 2001 increased $888,000, or 57% over 2000. This increase is largely due to a $594,000 increase in gains on sold mortgages, $130,000 gains on security sales and $133,000 increases in deposit service charges. The sharp increase in mortgage and investment gains are a result of lower interest rates and are not expected to continue indefinitely. The 22% increase in deposit service charges is a result of the continued growth of transaction accounts and improved collection of deposit account fees.



Table 5 Noninterest Expense (in thousands)

                                                                 Six Months and Three Months Ended June 30,
                                                                                2001 and 2000
                                                                  Six Months                    Three Months
                                                                  ----------                    ------------
                                                             2001            2000           2001           2000
                                                             -----           -----          -----          ----
    Salaries and employee benefits...............           $ 3,560         $ 3,277        $ 1,794        $ 1,516
    Occupancy and equipment......................             1,050             948            508            472
    FDIC assessment..............................                30              26             15             13
    Postage......................................                82              82             46             53
    Printing and supplies........................               210             183            103             92
    Marketing....................................               141             171             72             76
    Michigan Single Business Tax.................                67             107             34             40
    Other........................................             1,486           1,127            890            525
                                                           --------         -------      ---------      ---------

         Total noninterest expense...............           $ 6,626         $ 5,921        $ 3,462        $ 2,787
                                                            =======         =======        =======        =======

Noninterest Expense

     Non-interest expense increased $675,000 or 24% for the three month period ended June 30, 2001 versus 2000. During the second quarter, the Bank wrote-down an ORE property approximately $195,000. Excluding this write-down, expenses increased 17% from the previous year. The Company's salary and benefits costs increased 18% during the second quarter of 2001 compared to a year earlier. The increase includes the addition of several key management positions and a 63% increase in medical and dental insurance for the employees. The Company is self-insured and experienced several large claims in the second quarter. Additionally, the Bank began to accrue for employment costs on a workday basis in 2001. While, this has a very minimal impact on the reported expense for the year, it resulted in a $109,000 increase in reported salary expense for the second quarter.

     Excluding the write-down on ORE, total non-interest expense for the six-month period ended June 30, 2001 increased $510,000, or approximately 9% compared to year earlier. In addition to increases in telephone, software, occupancy, and lending costs due to growth, the company experienced a $92,000, or 48% increase in employee group insurance. Finally, year-to-date 2001 expenses are higher than last year because certain expenses are being accrued during 2001 compared to cash basis in 2000.


Income Taxes

     The Corporation's effective tax rate for the six-month period ended June 30, 2001 was 25.5% compared to 25.1% for the same period a year ago. The
Corporation is subject to the federal statutory income tax rate of 34%. The difference between the federal statutory tax rate and the Corporations effective tax rate is primarily due to the company's investment in certain tax-exempt assets and adjustment to the Corporation's valuation allowance. For the year-to-date periods ended June 30, 2001 and June 30, 2000, the valuation adjustment reduced the Corporation's federal tax expense by $120,000. Excluding the valuation adjustment the Corporation's effective tax rates for the six months ended June 30, 2001 and June 30, 2000 would have been 28.8% and 29.1% respectively.


ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $18,569,000, or 4.1% from December 31, 2000 to June 30, 2001. The increase in assets is largely a result of loan growth. Total net loans receivables grew 4.8%, or approximately $16,500,000. Commercial loans increased approximately $13,000,000, or 5.3%, and consumer loans increased approximately $5,000,000, or 6.7% from December 31, 2000 to June 30, 2001. Loans held for sale increased approximately $1,500,000, securities available for sale increased by $2,400,000 and fed funds sold declined by $5,000,000.

     The year-to-date growth in assets was funded by a $6,600,000 increase in deposits, a $3,600,000 increase in borrowed funds, a $5,600,000 increase in securities sold under agreement to repurchase and a $2,400,000 increase in stockholders equity. Although it is management's preference to fund more of the growth with core deposits, management expects to continue its use of alternative funding sources rather than "bidding-up" local market rates for non-core deposits. Nevertheless, the Bank offers competitive rates and has continued to expand its customer base.

     Securities are purchased and classified as "available-for-sale." These securities may be sold to meet the Bank's liquidity needs or to improve the quality of the investment portfolio. The primary objective of the Company's investing activities is to provide for safety of the principal invested. Secondary considerations include earnings, liquidity, and the overall exposure to changes in interest rates. The Company's net holdings of investment securities increased $2.5 million from December 31, 2000 to June 30, 2001. The purchase and sale of securities is, in part, based on management's assessment of funding needs as well as the Bank's asset/liability management needs. Purchases in the first half of 2001 have generally been floating rate securities.


     The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. Although most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation("FHLMC"), the Bank retains servicing rights on substantially all such loans sold. At June 30, 2001 the Bank was servicing $163 million of loans for FHLMC, an increase of $15 million from December 31, 2000. The loan portfolio mix at June 30, 2001 is not substantially different than reported in the Company's annual report on Form 10-K filed for the year ended December 31, 2000.

     The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. A loan review process has been established to monitor the credit quality of the loan portfolio independent of the loan approval process. Periodic reviews are submitted to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis.

Table 6 Nonperforming Assets (in thousands)

                                                                                      Six Months Ended
                                                                                   June 30, 2001 and 2000

                                                                               2001                     2000
                                                                               -----                    ----
    Nonaccrual loans.............................................           $    2,348                $     335
    90 days or more past due & still accruing....................                  664                      303
                                                                            ----------                ---------

         Total Nonperforming Loans...............................                3,012                      638

    Other real estate............................................                1,294                        -
                                                                            ----------                ---------

        Total Nonperforming Assets...............................           $    4,306                $     638
                                                                            ==========                =========

    Nonperforming loans as a percent of total loans..............                 .83%                     .19%
    Nonperforming assets as a percent of total loans.............                1.18%                     .19%
    Allowance for loan losses as a % of non-performing loans.....                 185%                     621%

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS 118, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Total non-performing loans and assets remain considerably higher than last year. Approximately 70% of the non-accruing loans are loans made to one affiliated group of commercial customers. The increase in other real estate owned is comprised of two commercial buildings, one of which the Bank expects to sell in the third quarter pursuant to an executed buy/sell agreement. The second building was recently listed for sale. Total non-performing assets increased $498,000 from the first quarter of 2001.

Table 7 Loan Loss Experience (in thousands)

                                                                                Six Months and Three Months Ended
                                                                                     June 30, 2001 and 2000
                                                                              Six Months                 Three Months
                                                                          2001         2000         2001          2000
                                                                          -----        -----        -----         ----
    Loans:
       Average daily balance of portfolio loans for the period....       $356,504     $307,997    $ 360,886     $ 318,253
       Amount of portfolio loans outstanding at end of period.....        364,523      327,200      364,523       327,200
    Allowance for loan losses:
       Balance at beginning of period.............................          4,874        3,551        5,115         3,612
       Loans charged off:
          Commercial..............................................            251          193          188            33
          Consumer................................................            347          396            0           183
                                                                        ---------     --------    ---------     ---------
            Total charge-offs.....................................            598          589          188           216
       Recoveries of loans previously charged off:
          Commercial..............................................              4           77            3            52
          Consumer................................................            161          124           36            45
                                                                        ---------     --------    ---------     ---------
             Total recoveries.....................................            165          201           39            97
                                                                        ---------     --------    ---------     ---------
       Net loans charged off......................................            433          388          149           119
       Additions to allowance charged to operations...............          1,135          800          610           470
                                                                        ---------     --------    ---------     ---------
             Balance at end of period.............................      $   5,576     $  3,963    $   5,576     $   3,963
                                                                        =========     ========    =========     =========

    Ratios:
       Net loans charged off to avg loans outstanding.............           .24%         .25%         .17%          .15%
       Allowance for loan losses to loans outstanding.............          1.53%        1.21%        1.53%         1.21%

     For the three month period ended June 30, 2001 versus the same period in 2000, net loans charged off increased from .15% of total loans outstanding to
 .17%  of  total  loans   outstanding.   The  annualized  2001  year-to-date  net
charge-offs as a percent of outstanding  loans is .24%,  slightly lower than the
 .25% recorded in 2000. During the first two quarters of 2001 management added $1,135,000 to the loan loss provision and charged-off $433,000, increasing the allowance for loan losses to 1.53% from 1.21% a year ago. In determining the adequacy of the allowance for loan, management determines (i) a specific allocation for loans when a loss is probable, (ii) allocation based on credit risk rating for individual commercial loans, (iii) allocation based principally on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. Managements assessment of a slow down in economic activity, increase in unemployment, sustained decline in business spending, and increase in non-performing loans is reflected in the recent increase in the allowance for loan losses as a percent of total loans. During the second quarter of 2001, the consumer loan policy was changed from charging off the entire loan balance of repossessed assets and subsequent recovery upon sale, to charging off the net uncollectable balance after collateral liquidation.

Table 8 Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:


                                                   Six Months Ended June 30                        Three Months
                                                   ------------------------                        ------------
                                                  2001                 2000                 2001                 2000
                                                  -----                ----                 -----                ----
                                            Average              Average              Average              Average
                                            Balance     Rate     Balance     Rate     Balance     Rate     Balance      Rate
                                            -------     ----     -------     ----     -------     ----     -------      ----
Noninterest bearing demand...........        $40,770              $39,842             $ 42,943              $40,795
MMDA/Savings and NOW accounts........         92,635    2.62%      87,856    2.72%      93,906    2.39%      86,932     2.75%
Time.................................        204,357    5.90%     141,856    5.54%     203,277    5.65%     149,723     5.72%
                                             -------    -----     -------    -----     -------    -----     -------     -----
    Total Deposits...................       $337,762    4.29%    $269,554    3.81%    $340,126    4.03%    $277,450     3.95%
                                            ========    =====    ========    =====    ========    =====    ========     =====

     The following table summarizes time deposits by time remaining until maturity as of June 30, 2001:

                                                                             Amount
                                                                             ------
           Three months or less....................................        $   65,540
           Over 3 months through 6 months..........................            36,107
           Over 6 months through 1 year............................            40,958
           Over 1 year.............................................            59,976
                                                                               ------
                                                                            $ 202,581
                                                                            =========

     As of June 30, 2001 the Bank had purchased $52,000,000 in brokered negotiable certificates of deposit as an alternate method of funding. The Bank expects to continue utilizing this alternate method of funding asset growth and managing interest rate risk. Recently, the Bank extended the maturity on brokered certificates to provide matched funding for fixed interest rate commercial loans.


LIQUIDITY

     Liquidity management is a significant responsibility of the Asset and Liability Management Committee (ALCO). Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends, and invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits, brokered certificates of deposit and the issuance of common stock.

CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings, accumulated other comprehensive income and unearned ESOP compensation. For the six month period ended June 30, 2001 capital increased $2,415,000.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2001:


Table 9 Capital Resources (in thousands)

                                                   Regulatory Requirements
                                                                                                  June 30,
                                                                                   ---------------------------------------
                                                Adequately            Well
                                               Capitalized         Capitalized             2001                2000
                                               -----------         -----------             ----                ----
    Tier 1 capital.....................                                                   $45,517            $42,671
    Tier 2 capital......................                                                    5,025              3,963
                                                                                          -------            -------
      Total qualifying capital..........                                                  $50,542            $46,634
                                                                                          =======            =======

    Capital Ratios
    Tier 1 leverage ratio...............            4%                 5%                   9.71%             10.48%
    Tier 1 risk-based capital...........            4%                 6%                  11.63%             12.03%
    Total risk-based capital............            8%                10%                  12.92%             13.15%


Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

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

Gap analysis measures the difference between the dollar amount of interest sensitive assets and liabilities that reprice during specified time periods. A significant gap could result in a negative impact to the Bank's net interest margin during periods of changing interest rates. The following table summarizes the Bank's interest rate repricing gaps for selected maturity periods.

                                                Months     Months       Years       Years
                                               or less     4 - 12      1 - 5       over 5        Total
                                              --------    ---------   --------    --------     --------
        Interest earning assets:
          Federal Funds Sold                     1,000          -           -           -        1,000
          Available-for-sale securities
             Taxable                            35,890       2,051     10,712       1,636       50,289
             Tax-exempt                            240       1,942      4,798      18,548       25,528
             Other                                   -           -          -       1,083        1,083
          Restricted Investments                     -           -          -       2,720        2,720
          Loans                                105,325      56,825    195,816       6,557      364,523
          Loans held for sale                    2,261           -          -           -        2,261
                                              --------     -------   --------    --------     --------
        Total interest earning assets         $144,716     $60,818   $211,326    $ 30,544     $447,404
                                              ========     =======   ========    ========     ========
        Interest bearing liabilities:
          Deposits
            NOW & Savings                      10,401       4,204     22,420        32,391      69,416
            Money market                       28,115           -          -                    28,115
            Time                               65,540      77,065     53,564         6,412     202,581
           Borrowed funds                       5,931       8,000     10,345        17,800      42,076
           Securities sold under
             Agreements to repurchase          37,877           -          -             -      37,877
                                             --------     -------    -------     ---------    --------
           Total interest
              bearing liabilities            $147,864     $89,269    $86,329     $  56,603    $380,065
                                             ========     =======    =======     =========    ========


         Period interest rate gap:             (3,148)    (28,451)   124,997       (26,059)
         Cumulative interest rate gap:         (3,148)    (31,599)    93,398        67,339
         Cumulative interest rate gap to
         total assets:                          (0.70)%     (7.06)%   20.88%        15.05%
         Rate sensitive assets to rate
         sensitive liabilities:                   .98         .68      2.45           .54
         Cumulative rate sensitive assets to
         rate sensitive liabilities:              .98         .87      1.29          1.18

     The table above reflects that the Bank has a liability repricing gap of $3,100,000 at 3 months and $31,500,000 at one year. The Bank's gap position indicates that the net interest margin should increase if interest rates decline and compress if interest rates rise. During the past six months management has extended liability maturities to reduce the liability gap and reduce the Bank's interest rate risk and market risk. Management recognizes that GAP analysis alone is not a completely reliable measure of interest rate risk.

     Management has purchased software to perform simulation analysis as another measure of interest rate and market risk. Simulation models assess the direction and magnitude of changes in net interest income and economic value of equity based on potential changes in market rates, cash flows of interest sensitive assets and liabilities, prepayment assumptions and other market conditions impacting loan and deposit pricing.

PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Corporation was held on April 26, 2001. The following directors were elected at the annual meeting.

                                                        Votes          Withheld
           Name                     Term Expires         For           Authority
           ----                     ------------      ---------        ---------
           Robert Deppe                 2004          1,310,678         329,502
           Norman Fifelski              2004          1,566,749          73,431
           Dellvan Hoezee               2004          1,312,583         327,597




Item 6   Exhibits and Reports on 8-K

(a)      Exhibits - none

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.



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


DATE:    August 11, 2001