Form 10-Q
period 2001-09-30
O A K FINANCIAL CORP
filed 2001-11-14
CIK 1038459

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,042,532 shares of the Company's Common Stock ($1 par value) were outstanding as of November 5, 2001.

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

            Item 6.
            Exhibits and Reports on Form 8-K                                 22


Signatures                                                                   23

      O.A.K. FINANCIAL CORPORATION                 CONSOLIDATED BALANCE SHEETS
           AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  ASSETS
                                                                                September 30,        December 31,
                                                                                    2001                 2000
                                                                             ----------------       ---------------
                                                                                (Unaudited)
Cash and due from banks..................................................         $10,668,498         $  10,759,837
Federal funds sold.......................................................             300,000             6,000,000
                                                                             ----------------       ---------------

Total cash and cash equivalents..........................................          10,968,498            16,759,837
Available-for-sale securities - amortized cost of
   $78,320,714 - 2001 and $73,712,745 - 2000.............................          80,082,592            74,446,393

Loans receivable.........................................................         376,398,806           347,293,451
Allowance for loan losses................................................          (5,892,683)           (4,874,020)
                                                                             ----------------      ----------------
Total Loans..............................................................         370,506,123           342,419,431

Loans held for sale......................................................           3,444,198               725,857
Accrued interest receivable..............................................           3,845,701             3,445,573
Premises and equipment, net..............................................          11,666,876            12,293,881
Restricted investments...................................................           2,900,000             2,710,000
Other assets.............................................................           6,058,764             4,202,688
                                                                              ---------------       ---------------

Total assets.............................................................        $489,472,752          $457,003,660
                                                                                 ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing.........................................................       $ 306,223,961         $ 293,593,320
Noninterest bearing......................................................          48,302,898            44,559,923
                                                                                   ----------        --------------

Total deposits...........................................................         354,526,859           338,153,243

Borrowed funds...........................................................          40,099,092            38,455,955
Securities sold under agreements to repurchase...........................          41,988,113            32,233,984
Other liabilities........................................................           3,815,225             3,531,662
                                                                                    ---------        --------------

Total liabilities........................................................         440,429,289           412,374,844
                                                                                  -----------          ------------

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
          issued and outstanding:  2,042,532 shares at September 30, 2001
         and 2,041,775 shares at December 31, 2000.......................           2,042,532             2,041,775
Additional paid-in capital...............................................           6,302,538             6,265,446
Retained earnings........................................................          39,908,201            36,280,076
Accumulated other comprehensive income...................................           1,162,842               483,869
Unallocated common stock held by ESOP....................................            (372,650)             (442,350)
                                                                                -------------         -------------
Total stockholders' equity..............................................           49,043,463            44,628,816
                                                                                -------------         -------------

Total liabilities and stockholders' equity..............................         $489,472,752          $457,003,660
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

    O.A.K. FINANCIAL CORPORATION           CONSOLIDATED STATEMENTS OF INCOME
         AND SUBSIDIARY                              (Unaudited)
--------------------------------------------------------------------------------

                                                                            Three Months and Nine Months ended
                                                                               September 30, 2001 and 2000

                                                                      Three Months                      Nine Months

                                                                  2001            2000              2001            2000
                                                                  ----            ----              ----            ----
Interest Income
   Loans...............................................         $7,949,319     $  7,556,278    $23,532,550      $21,237,665
   Available-for-sale securities.......................          1,020,147        1,019,927      3,307,025        2,893,113
   Restricted investments..............................             50,680           50,598        150,128          145,330
   Federal funds sold..................................             56,657              285        137,555              634
                                                               -----------     ------------    -----------      -----------
   Total interest income...............................          9,076,803        8,627,088     27,127,258       24,276,742
                                                               -----------     ------------    -----------      -----------
Interest expense
   Deposits............................................          3,178,186        3,243,293     10,357,417        8,343,101
   Borrowed funds......................................            598,486          719,152      1,840,865        2,486,991
   Securities sold under agreements to repurchase......            281,791          404,994        963,250        1,009,224
                                                               -----------     ------------    -----------      -----------
Total interest expense.................................          4,058,463        4,367,439     13,161,532       11,839,316
                                                               -----------     ------------    -----------      -----------

Net interest income....................................          5,018,340        4,259,649     13,965,726       12,437,426

Provision for loan losses..............................            565,000          400,000      1,700,000        1,200,000
                                                               -----------     ------------    -----------      -----------
Net interest income after provision for
    loan losses........................................          4,453,340        3,859,649     12,265,726       11,237,426
                                                               -----------     ------------    -----------      -----------
Noninterest income
   Service charges.....................................            410,485          370,409      1,149,637          976,492
   Net gain on sale of available-for-sale loans........            621,846          100,061      1,337,901          222,060
   Net gain on sale of available-for-sale securities...            144,161           60,922        300,090           86,917
   Insurance premiums..................................            295,253          251,123        794,504          709,966
   Brokerage fees......................................             75,386           56,710        233,362          226,053
   Other...............................................             63,963          166,263        233,045          333,394
                                                               -----------     ------------    -----------      -----------
Total noninterest income...............................          1,611,094        1,005,488      4,048,539        2,554,882
                                                               -----------     ------------    -----------      -----------
Noninterest expenses
   Salaries and employee benefits......................          1,997,863        1,738,984      5,557,505        5,016,222
   Occupancy...........................................            219,972          195,317        671,324          568,519
   Furniture and fixtures..............................            284,274          304,170        883,241          879,272
   Other...............................................            973,469          760,351      2,989,930        2,456,011
                                                               -----------     ------------    -----------      -----------

Total noninterest expense..............................          3,475,578        2,998,822     10,102,000        8,920,024
                                                               -----------     ------------    -----------      -----------

Income before federal income taxes.....................          2,588,856        1,866,315      6,212,265        4,872,284

Federal income taxes...................................            740,700          469,500      1,665,000        1,223,700
                                                               -----------     ------------    -----------      -----------
Net income.............................................        $ 1,848,156      $ 1,396,815    $ 4,547,265      $ 3,648,584
                                                               ===========     ============    ===========      ===========
Income per common share:
    Basic..............................................         $   0.90           $    .68       $   2.23         $   1.79
                                                                ========           ========       ========         ========
    Diluted............................................         $   0.90           $    .68       $   2.23         $   1.79
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

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED STATEMENTS OF
       AND SUBSIDIARY                                   COMPREHENSIVE INCOME
                                                           (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three Months and Nine Months ended
                                                                              September 30, 2001 and 2000

                                                                    Three Months                        Nine Months
                                                               2001              2001             2001              2000
                                                               ----              ----             ----              ----
Other comprehensive income
Unrealized gains on available-for-sale securities
arising during the period................................      $   373,845     $  1,541,373     $   1,328,786      $   677,779

Reclassification adjustment for realized gains
included in net income...................................          144,161           60,922           300,090           86,917
                                                               -----------     ------------     -------------      -----------

Comprehensive income before income taxes.................          229,684        1,480,451         1,028,696          590,862

Income tax expense related to comprehensive
income...................................................          (78,385)        (496,351)         (349,723)        (198,145)
                                                               -----------     ------------     -------------      -----------
   Other comprehensive income............................          151,299          984,100           678,973          392,717

Net income...............................................        1,848,156        1,396,815         4,547,265        3,648,584
                                                               -----------     ------------     -------------      -----------
Comprehensive income.....................................   $    1,999,455    $   2,380,915     $   5,226,238      $ 4,041,301
                                                            ==============    =============     =============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                       CONSOLIDATED STATEMENTS OF
    AND SUBSIDIARY                               CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)
--------------------------------------------------------------------------------

                                                                  Nine Months ended September 30,
                                                                -----------------------------------
                                                                  2001                        2000
                                                                  ----                        ----
Shares of common stock issued and outstanding
     Balance, beginning of period...........................     2,041,775                   2,041,775
     Stock options exercised................................           757                           -
                                                              ------------                ------------
     Balance, end of period.................................     2,042,532                   2,041,775
                                                              ============                ============

Common Stock
     Balance, beginning of period...........................  $  2,041,775                $  2,041,775
     Stock options exercised................................           757                           -
                                                              ------------                ------------
     Balance, end of period.................................     2,042,532                   2,041,775
                                                              ------------                ------------

Additional paid-in capital
     Balance, beginning of period...........................     6,265,446                   6,259,680
     Allocation of ESOP shares..............................             -                       5,766
     Stock options exercised................................        37,092                           -
                                                              ------------                ------------
     Balance, end of period.................................     6,302,538                   6,265,446
                                                              ------------                ------------

Retained earnings
     Balance, beginning of period...........................    36,280,076                  34,078,585
     Net income.............................................     4,547,265                   3,648,584
     Cash dividends.........................................      (919,140)                   (853,830)
                                                              ------------                ------------
     Balance, end of period.................................    39,908,201                  36,873,339
                                                              ------------                ------------

Accumulated other comprehensive income (loss)
     Balance, beginning of period...........................       483,869                    (622,527)
     Other comprehensive income (loss)......................       678,973                     392,717
                                                              ------------                ------------
     Balance, end of period.................................     1,162,842                    (229,810)
                                                              ------------                ------------

Unallocated common stock held by ESOP
     Balance, beginning of period...........................      (442,350)                   (500,000)
     Allocation of ESOP shares..............................        69,700                      57,650
                                                              ------------                ------------

     Balance, end of period.................................      (372,650)                   (442,350)
                                                              ------------                ------------
Total stockholders' equity..................................  $ 49,043,463                $ 44,508,400
                                                              ============                ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION                        CONSOLIDATED STATEMENTS OF
     AND SUBSIDIARY                                          CASH FLOWS
                                                            (Unaudited)
--------------------------------------------------------------------------------

                                                                              Nine Months ended September 30,
                                                                              2001                       2000
                                                                              ----                       ----
Cash flows from operating activities:
     Net income.............................................             $     4,547,265         $     3,648,584
     Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization....................                     801,023                 775,524
           Provision for loan losses........................                   1,700,000               1,200,000
           Proceeds from sales of loans held
                 for sale...................................                  69,779,088              14,698,365
           Disbursements for loans held for sale............                 (71,159,528)            (14,369,949)
           Net gain on sales of available-for-
                 sale securities                                                (300,090)                (86,917)
           Net gain on sales of loans held for sale.........                   (1,337,901)              (222,060)
           Net amortization of investment premiums..........                       45,026                 88,599
           Changes in operating assets and liabilities
              which (used) provided cash:
                Accrued interest receivable.................                     (400,128)              (417,396)
                Other assets................................                   (1,135,490)                65,654
                Other liabilities...........................                      283,562              1,043,661
                                                                          ---------------        ---------------

Net cash provided by operating activities...................                    2,822,827              6,424,065
                                                                          ---------------        ---------------

Cash flows from investing activities:
     Available-for-sale securities:
           Proceeds from maturities.........................                   22,932,862              6,602,986
           Proceeds from sales..............................                    4,130,670                675,061
           Purchases........................................                  (31,371,411)           (12,386,649)
       Purchases of restricted investments..................                     (190,000)              (710,000)
     Net increase in loans held for investment..............                  (30,805,355)           (47,150,275)
     Purchases of premises and equipment....................                     (200,524)            (1,794,799)
                                                                          ---------------        ---------------

Net cash used in investing activities.......................                  (35,503,758)           (54,763,676)
                                                                          ---------------        ---------------

Cash flows from financing activities:
     Net increase in demand deposits, NOW accounts and
     savings deposits.......................................                   12,058,989                997,468
     Net increase in time deposits..........................                    4,314,627             47,911,953
     Proceeds from stock options excercised.................                       37,850                      -
     Net increase (decrease) in borrowed funds..............                    1,643,137             (9,512,181)
     Net increase in securities sold under agreements
           to repurchase....................................                    9,754,129              9,401,339
     Common stock dividends paid............................                     (919,140)              (853,830)
                                                                          ---------------        ---------------
Net cash provided by financing activities...................                   26,889,592             47,924,749
                                                                          ---------------        ---------------

Net decrease in cash and cash equivalents...................                   (5,791,339)              (414,862)

Cash and cash equivalents, beginning of period..............                   16,759,837             10,054,389
                                                                          ---------------        ---------------

Cash and cash equivalents, end of period....................                 $ 10,968,498            $ 9,639,527
                                                                          ===============        ===============

The accompanying notes are an integral part of these consolidated financial statements.

                          O.A.K. FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.


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

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding were 2,034,993 for the nine month period ended September 30, 2001 and 2,028,055 shares for the same period in 2000. The weighted average numbers of common shares outstanding were 2,035,079 for the three month period ended September 30, 2001 and 2,027,631 for the same period in 2000.

     The Corporation established an employee stock ownership plan (ESOP) on January 29,1999. On that date, the Corporation loaned $500,000 to the ESOP to enable the ESOP to purchase 10,000 newly issued shares of the Corporation's common stock at a price of $50 per share. The Bank is required to make a minimum annual contribution to the ESOP of $65,000. The unallocated ESOP shares are considered unearned employee benefit expense and, as such, is presented in the accompanying consolidated financial statements as a deduction from stockholder's equity.

     The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

                                                                           Three Months Nine Months
                                                                   ended September 30, ended September 30,
                                                                   ------------------- -------------------
                                                              2001           2000           2001           2000
                                                              ----           ----           ----           ----
Average shares outstanding                                  2,042,532      2,034,703      2,042,532      2,034,915
Average ESOP shares not committed to be released               (7,453)        (8,847)        (7,539)        (8,986)
                                                           ----------     ----------     ----------     ----------
Shares outstanding for basic earnings per share             2,035,079      2,025,856      2,034,993      2,025,929
Average dilutive stock options                                      -          1,775              -          2,126
                                                           ----------     ----------     ----------     ----------
Shares outstanding for dilutive earnings per share          2,035,079      2,027,631      2,034,993      2,028,055
                                                           ----------     ----------     ----------     ----------

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

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

     Net income equaled $1,848,156 for the three months ended September 30, 2001, compared to $1,396,815 for the same period in 2000. This is a 32% increase over the same period in 2000. Earnings per share increased 32% to $0.90 per share for the three months ended September 30, 2001 versus $0.68 per share for the same period in 2000. Return on average equity was 15.25% for the three months ended September 30, 2001 and 12.83% for 2000. Return on average assets was 1.51% for the three months ended September 30, 2001 and 1.31% for the same period in 2000. Net interest income increased 18% from $4,259,649 to $5,018,340 during the 3rd quarter of 2001. The net interest margin was 4.44% in the 3rd quarter of 2001, compared to 4.34% during the 3rd quarter of 2000. Non-interest income, excluding security gains and losses, was $1,466,933 in the 3rd quarter of 2001 compared to $944,566 in 2000. The 55% increase is attributed to a 521% increase in mortgage related fees and loan sales gains, an 11% increase in deposit service charges and an 18% increase in insurance premiums. Non-interest expense totaled $3,475,578 in the 3rd quarter ended 2001, an increase of 16% compared to the same period in 2000. The increase is attributed to a $258,000 increase in salary expense and employee benefits. Other expenses increased $213,000 which is a result of these major item; marketing expense increased $56,000, printing & supplies expense increased $25,000, miscellaneous & other losses expense increased $33,000, and software expense increased $40,000. Federal income tax expense increased $271,000 as a result of higher federal taxable income for the quarter compared to 2000.

     Net income for the nine month period ended September 30, 2001 was $4,547,265 compared to $3,648,584 for the same period in 2000. This is a 25% increase over the same period in 2000. Return on average equity was 12.96% for the nine months ended September 30, 2001 and 11.48% for 2000. Return on average assets was 1.29% for the nine months ended September 30, 2001 and 1.20% for 2000. Net interest income increased 12% from $12,437,426 to $13,965,726 for the nine months ended September 30, 2001 versus 2000. The net interest margin was 4.30% in the nine month period ended September 30, 2001, compared to 4.46% during the same period in 2000. The net interest margin is lower year-to-date 2001 compared to the same period last year because of an inverted yield curve (short-term interest rates exceed long-term interest rates) in 2000 and increased reliance on more expensive wholesale funding. However, the net interest margin improved from 4.34% in the second quarter of 2001 to 4.44% in the third quarter 2001. The improvement is a result of a shift in the yield curve to a "normal" slope and a general decline in interest rates during 2001.

Table 1 Earnings Performance (in thousands, except per share data)

                                                            Three Months and Nine Months Ended
                                                                September 30, 2001 and 2000
                                           ----------------------------------------------------------------------
                                                      Three Months                        Nine Months
                                                      ------------                        -----------
                                                 2001           2000                2001              2000
                                                 ----           ----                ----              ----
Net income..................................     $ 1,848          $ 1,397          $ 4,547           $ 3,649
  Per share.................................      $ 0.90           $ 0.68           $ 2.23            $ 1.79

Earnings ratios:
  Return on average assets..................       1.51%            1.31%            1.29%             1.20%
  Return on average equity..................      15.25%           12.83%           12.96%            11.48%












                      [THIS SPACE INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

     The following schedule presents the average daily balances, interest income (on a fully taxable equivalent basis) and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and shareholders' equity for the periods indicated:

Table 2 Interest Yields and Costs

                                                           Three Months and Nine Months ended September 30,
                                                                       (dollars in thousands)
                                            Three Months                                             Nine Months
                                   2001                       2000                        2001                        2000
                        Average            Yield/   Average            Yield/  Average            Yield/   Average            Yield/
                        Balance   Interest  Cost    Balance   Interest  Cost   Balance   Interest  Cost    Balance   Interest  Cost
Assets:
  Fed. Funds sold         $6,719     $57     3.37%  $    17   $    -    6.40%    $4,271     $138    4.32%   $    10   $    1   6.39%
Securities:
  Taxable                 53,208     771     5.75%    45,216     776    6.82%    52,791    2,519    6.38%    43,217    2,156   6.66%
  Tax-exempt              24,739     428     6.86%    23,405     395    6.71%    24,852    1,282    6.90%    23,195    1,205   6.94%
  Loans(1)(2)            373,322   7,958     8.46%   332,133   7,572    9.07%   363,209   23,556    8.67%   316,796   21,286   8.97%
                         -------   -----             -------   -----            -------   ------            -------   ------
  Total earning assets/
  total interest income  457,988   9,214     7.97%   400,771   8,743    8.68%   445,123   27,495    8.25%   383,218   24,648   8.59%
  Cash and due from
    Banks                 11,171                       9,400                     10,269                       9,177
  Unrealized               1,557                      (1,149)                     1,344                      (1,414)
(loss)Gain
  All other assets        21,970                      18,705                     20,984                      18,236
  Allowance  for  loan    (5,766)                     (4,170)                    (5,389)                     (3,813)
loss
    Total assets:       $486,920                    $423,557                   $472,331                    $405,404
                        ========                    ========                   ========                    ========
Liabilities and
Stockholders' Equity:
Interest bearing deposits:
  MMDA, Savings/
    NOW accounts        $102,216    $539     2.09%  $ 89,369     646    2.88%  $ 95,864   $1,743    2.43%  $ 88,363    1,835   2.78%
  Time                   202,999   2,640     5.16%   170,221   2,598    6.07%   203,899    8,614    5.65%   151,380    6,508   5.74%
  Fed. Funds Purchased    42,665     284     2.65%    38,966     531    5.42%    39,934    1,050    3.51%    42,812    1,737   5.42%
  Other Borrowed Money    39,851     596     5.93%    38,408     593    6.14%    38,945    1,755    6.02%    38,366    1,760   6.13%
                         -------     ---            --------     ---             ------   ------           --------    -----
  Total interest bearing
    liabilities/total
    interest expense     387,731   4,059     4.15%   336,964   4,368    5.16%   378,642   13,162    4.64%   320,921   11,840   4.93%
                         -------   -----             -------   -----            -------   ------           --------   ------
  Noninterest bearing
    Deposit               46,931                      40,451                     42,846                      40,067
All other liabilities      4,189                       3,064                      3,943                       2,654
Stockholders' Equity:
Unrealized Holding
Gain(Loss)                 1,028                        (758)                       887                        (933)
Common Stock, Surplus,
Retained Earnings         47,041                      43,836                     46,013                      42,695
                          ------                      ------                     ------                      ------
Total liabilities and
stockholders' equity:   $486,920                    $423,557                   $472,331                    $405,404
                        ========                    ========                   ========                    ========
Interest spread                    5,018     3.82%             4,268    3.52%            13,966     3.61%             12,468   3.66%
Net interest income-FTE           $5,155                     $ 4,375                    $14,333                      $12,808
                                  ======                     =======                    =======                      =======
Net Interest Margin as a
Percentage of Average
Earning Assets                               4.44%                      4.34%                       4.30%                      4.46%
                                             =====                      =====                       =====                      =====

(1) Nonaccrual loans and leases and loans held for sale have been included in the average loans and lease balances.
(2) Interest on loans includes net origination fees for the nine months ended September 30, 2001 of $146,319 and $120,725 in 2000. For the three months ended September 30, 2001 and 2000 the amounts were $60,246 and $38,137.

     Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $780,000 to $5,155,000 for the three month period ended September 30, 2001, an 18% increase from the same period in 2000. The increase was a result of the growth of the Corporation's average earning assets, which grew 14% from a year earlier. The loan portfolio average balance increased 12% and the investment portfolio average balance increased 14% for the three month period ended September 30, 2001 compared to 2000.Average earning assets increased $57,217,000 for the three month period ended September 30, 2001 compared to 2000; this volume change resulted in an additional $503,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended September 30, 2001 was primarily funded by a 19%, or $32,778,000 increase in time deposits. For the three months ended September 30, 2001 the average FTE interest rate earned on assets decreased
 .71%, decreasing FTE interest income by $650,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased 1.01%, decreasing interest expense by $927,000. The net difference between interest rates earned and paid was a $277,000 increase in FTE net interest income.

     For the nine month period ended September 30, 2001 tax equivalent net interest income increased $1,525,000 to $14,333,000 for the nine month period ended September 30, 2001, a 12% increase from the same period in 2000. The increase was a result of the growth of the Corporation's average earning assets, which grew 16% from a year earlier. The loan portfolio average balance increased 15% and the investment portfolio average balance increased 17% for the nine month period ended September 30, 2001 compared to 2000. Earning assets averaged $61,905,000 higher for the nine month period ended September 30, 2001 compared to 2000; this volume change resulted in an additional $1,407,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the nine months ended September 30, 2001 was primarily funded by a 35%, or $52,519,000 increase in time deposits. For the nine months ended September 30, 2001 the average FTE interest rate earned on assets decreased .34%, decreasing FTE interest income by $835,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased .29%. The net difference between interest rates earned and paid was an $118,000 increase in FTE net interest income.

     Both the net interest spread and net interest margin were compressed in the nine month period ended September 30, 2001 compared to 2000 due to an increased reliance on purchased funding. Purchased funding includes borrowings from the Federal Home Loan Bank and brokered certificates of deposit from outside the Bank's market area. The Bank's loan growth in excess of core deposit growth resulted in the increased need for purchased funding.

     As expected in the short-term, the Bank's net interest margin improved from 4.34% in the second quarter 2001 to 4.44% in the third quarter 2001. This improvement was a result of a shift in the yield curve to a "normal" slope from an inverted slope (short-term interest rates exceed long-term interest rates) and the general decline in rates during the year. Management expects the Bank to benefit from lower rates through 2001.

     In the long-term management expects the declining trend in the fully tax equivalent (FTE) net interest margin to continue because of competition for deposits in its local markets and the shift of deposit funding sources from low cost funds to higher cost funds.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. In Table 2 and Table 3 the interest earned on investments and loans is expressed on a fully taxable equivalent ("FTE") basis. Tax-exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. Table 3 analyzes the reasons for the increases and decreases in interest income and expense. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

Table 3 Change in Tax Equivalent Net Interest Income (in thousands)

                                                    Three Months and Nine Months Ended September 30,
                                                                  2001 Compared to 2000

                                                                        Amount of
                                                                   Increase/(Decrease)
                                                                    Due to Change In

                                                 Three Months                              Nine Months
                                                 ------------                              -----------
                                                                  Total                                     Total
                                                                  Amount                                    Amount
                                                                    of                                        of
                                                   Average      Increase/                    Average      Increase/
                                      Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
                                      ------         ----       ----------      ------         ----       ----------
Interest Income
Federal funds sold.............       $     57      $     -        $    57      $   137       $     -       $    137
   Securities:
      Taxable..................            126         (131)            (5)         457           (94)           363
      Tax Exempt...............             24            9             33           85            (8)            77
   Loans.......................            914         (528)           386        3,003          (733)         2,270
                                      --------     ---------      --------      -------       --------      --------
  Total interest income........          1,121         (650)           471        3,682          (835)         2,847

Interest Expense

Interest bearing deposits
   Savings/Now accounts........       $     85      $  (192)       $  (107)     $   149       $  (241)      $    (92)
   Time........................            463         (421)            42        2,211          (105)         2,106
   Fed. Funds Purchased........             47         (294)          (247)        (111)         (576)          (687)
   Other Borrowed Money........             23          (20)             3           26           (31)            (5)
                                      --------     ---------      --------      -------       --------      --------
   Total interest expense......            618         (927)          (309)       2,275          (953)         1,322
                                      --------     ---------      --------      -------       --------      --------
Net Interest Income (FTE)......       $    503      $   277        $   780      $ 1,407       $   118       $  1,525
                                      ========     ========       ========      =======       ========      ========


Provision For Loan Losses

     The provision for loan losses was $565,000 during the three months ended September 30, 2001, compared to $400,000 during the three-month period during 2000. The loan loss provision was $1,700,000 during the nine months ended September 30, 2001, compared to $1,200,000 for the same period during 2000. The loan loss provision reflects changes in asset quality and economic conditions. Although the year-to-date provision for loan losses is higher than last year, management anticipates that for the full-year of 2001 it will be lower than in 2000, due to large charge-offs and provision in the fourth quarter of 2000. These large charge-offs and provision are not expected in 2001.

Table 4 Non-interest Income (in thousands)

                                                                     Three Months and Nine Months Ended
                                                                     September 30, 2001 Compared to 2000

                                                                    Three Months               Nine Months
                                                                    ------------               -----------
                                                                  2001         2000         2001          2000
                                                                  ----         ----         ----          ----
    Service charges on deposit accounts....................        $  410       $  370    $ 1,150          $976

    Net gains on asset sales:
        Loans..............................................           622          100      1,338           222
        Securities.........................................           144           61        300            87
    Insurance premium revenue..............................           295          251        795           710
    Brokerage revenue......................................            76           57        233           226
    Other..................................................            64          166        233           334
                                                                       --          ---        ---           ---

         Total noninterest income..........................       $ 1,611      $ 1,005    $ 4,049       $ 2,555
                                                                  =======      =======    =======       =======

Non-interest Income

     Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale and gains from loan sales to the Federal Home Loan Mortgage Corporation (FHLMC). The Bank retains the servicing rights on the loans sold to FHLMC. Non-interest income increased $606,000 or 60% for the three-month period ended September 30, 2001 versus 2000. The Bank experienced fee income growth in almost every category. However, almost 86% of the increase was due to gains on sale of mortgage loans. This increase is a direct result of a favorable interest rate environment, which resulted in a significant increase in the mortgage refinance business. Long-term interest rates dropped sharply late in the third quarter of 2001, extending the mortgage refinance boom. Management expects mortgage refinance activity to remain at historic levels during the fourth quarter of 2001 and into early 2002. As a result, non-interest income related to the mortgage activity is expected to be much higher than normal.

     Non-interest income for the first nine months of 2001 increased $1,494,000, or 58% over 2000. This increase is largely due to a $1,116,000 increase in gains on sold mortgages, $213,000 gain on the sale of securities, and $174,000 increase in deposit service charges. The sharp increase in mortgage and investment gains are a result of lower interest rates and are not expected to continue indefinitely. The 18% increase in deposit service charges is a result of the continued growth of transaction accounts and improved collection of deposit account fees.

Table 5 Non-interest Expense (in thousands)

                                                              Three Months and Nine Months Ended September 30,
                                                                               2001 and 2000
                                                                 Three Months                  Nine Months
                                                                 ------------                  -----------
                                                              2001           2000          2001           2000
                                                              ----           ----          ----           ----
    Salaries and employee benefits...............             1,998         $ 1,739       $ 5,558       $ 5,016
    Occupancy and equipment......................               504             499         1,555         1,448
    Postage......................................                44              40           126           122
    Printing and supplies........................                89              64           298           247
    Marketing....................................               126              70           266           241
    Michigan Single Business Tax.................                44              59           111           166
    Other........................................               671             528         2,188         1,680
                                                          ---------       ---------    ----------      --------

         Total noninterest expense...............           $ 3,476         $ 2,999      $ 10,102       $ 8,920
                                                            =======         =======      ========       =======

Noninterest Expense

     Non-interest expense increased $477,000 or 16% for the three month period ended September 30, 2001 versus 2000. The Company's salary and benefits costs increased 15%, or $259,000 during the third quarter of 2001 compared to a year earlier. The increase includes the addition of several key management positions. Marketing increased $56,000 and other expenses increased $143,000. The significant changes were miscellaneous & other loss expense increased $33,000, which was a result of unexpected one-time charges and software expense increased $40,000, which was a result of additional software purchases.

     Excluding a write-down on ORE of $195,000, total non-interest expense increased $987,000, or approximately 11% for the nine-month period ended
September 30, 2001 compared to year earlier. In addition to increases in telephone, software, occupancy, and lending costs due to growth, the corporation experienced a $116,000, or 38% increase in employee group insurance. Finally, year-to-date 2001 expenses are higher than last year because certain expenses are being accrued during 2001 compared to cash basis in 2000.

Income Taxes

     The Corporation's effective tax rate for the nine month period ended September 30, 2001 was 26.8% compared to 25.1% for the same period a year ago. The Corporation is subject to the federal statutory income tax rate of 34%. The difference between the federal statutory tax rate and the Corporations effective tax rate is primarily due to the corporation's investment in certain tax-exempt assets and adjustment to the Corporation's valuation allowance. For the year-to-date periods ended September 30, 2001 and September 30, 2000, the valuation adjustment reduced the Corporation's federal tax expense by $165,000 and $180,000 respectively. Excluding the valuation adjustment the Corporation's effective tax rates for the nine months ended September 30, 2001 and September 30, 2000 would have been 29.5% and 28.8% respectively.


ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $32,469,000, or 7.1% from December 31, 2000 to September 30, 2001. The increase in assets is largely a result of loan growth. Total net loans receivable grew 8.2%, or approximately $28,087,000. Commercial loans increased approximately $17,400,000, or 7.3%, and consumer loans increased approximately $11,400,000, or 14% from December 31, 2000 to September 30, 2001. Loans held for sale increased approximately $2,718,000, securities available for sale increased by $5,636,000 and fed funds sold declined by $5,700,000.

     The year-to-date growth in assets was funded by a $16,374,000 increase in deposits, a $1,643,000 increase in borrowed funds, a $9,754,000 increase in securities sold under agreement to repurchase and a $4,415,000 increase in stockholders' equity. Although it is management's preference to fund growth with core deposits, management expects to continue its use of alternative funding sources rather than "bidding-up" local market rates for non-core deposits. The Bank offers competitive rates and has continued to expand its customer base.

     Securities are purchased and classified as "available-for-sale." These securities may be sold to meet the Bank's liquidity needs or to improve the quality of the investment portfolio. The primary objective of the Company's investing activities is to provide for safety of the principal invested. Secondary considerations include earnings, liquidity, and the overall exposure to changes in interest rates. The Company's net holdings of investment securities increased $5.6 million from December 31, 2000 to September 30, 2001. The purchase and sale of securities is, in part, based on management's assessment of funding needs as well as the Bank's asset/liability management needs. Purchases in 2001 have generally been floating rate securities.

     The Bank's largest concentration of loans are to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. Although most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation("FHLMC"), the Bank retains servicing rights on substantially all such loans sold. At September 30, 2001 the Bank was servicing $179 million of loans for FHLMC, an increase of $31 million from December 31, 2000. The loan portfolio mix at September 30, 2001 is not substantially different than reported in the Company's annual report on Form 10-K filed for the year ended December 31, 2000.

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

Table 6 Nonperforming Assets (in thousands)

                                                                                     Nine Months Ended
                                                                                September 30, 2001 and 2000

                                                                               2001                     2000
                                                                               ----                     ----
    Nonaccrual loans.............................................           $    2,390              $     1,827
    90 days or more past due & still accruing....................                2,872                      896
                                                                            ----------               ----------
         Total Nonperforming Loans...............................                5,262                    2,723

    Other real estate............................................                  909                        -
                                                                           -----------            -------------

        Total Nonperforming Assets...............................           $    6,171              $     2,723
                                                                            ==========              ===========

    Nonperforming loans as a percent of total loans..............                1.40%                     .81%
    Nonperforming assets as a percent of total loans.............                1.64%                     .81%
    Allowance for loan losses as a % of non-performing loans.....              111.98%                  159.35%

     Nonperforming  assets  are  comprised  of loans for which  the  accrual  of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS 118, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Total non-performing loans and assets remain considerably higher than last year. Approximately 69% of the non-accruing loans are loans made to one affiliated group of commercial customers. The increase in other real estate owned is comprised of a commercial building, which the Bank is expecting to begin using as additional office space in January of 2002. Total non-performing assets increased $1,865,000 from the second quarter of 2001. The allowance for loan losses as a percent of non-performing loans declined to 112% at the end of the third quarter primarily due to the increase in non-performing loans. Management's determination of the adequacy of the allowance for loan losses is described on the following page under loan loss experience. Management believes that the allowance for loan losses is adequate.

Table 7 Loan Loss Experience (in thousands)

                                                                               Three Months and Nine Months Ended
                                                                                  September 30, 2001 and 2000
                                                                            Three months                Nine Months
                                                                            ------------                -----------
                                                                          2001         2000          2001         2000
                                                                          ----         ----          ----         ----
    Loans:
       Average daily balance of portfolio loans for the period...      $370,469      $331,121      $361,174      $315,766
       Amount of portfolio loans outstanding at end of period....       376,399       334,568       376,399       334,568
    Allowance for loan losses:
       Balance at beginning of period............................         5,576         3,963         4,874         3,551
       Loans charged off:
          Commercial.............................................            63             4           314           197
          Consumer...............................................           237            42           584           438
                                                                      ---------     ---------    ----------    ----------
            Total charge-offs....................................           300            46           898           635
       Recoveries of loans previously charged off:
          Commercial.............................................            32            10            36            87
          Consumer...............................................            20            12           181           136
                                                                      ---------     ---------    ----------    ----------
             Total recoveries....................................            52            22           217           223
                                                                      ---------     ---------    ----------    ----------
       Net loans charged off.....................................           248            24           681           412
       Additions to allowance charged to operations..............           565           400         1,700         1,200
                                                                      ---------     ---------    ----------    ----------
             Balance at end of period............................     $   5,893     $   4,339    $    5,893    $    4,339
                                                                      =========     =========    ==========    ==========

    Ratios:
       Net loans charged off to avg loans outstanding............          .27%          .03%         0.25%          .17%
       Allowance for loan losses to loans outstanding............         1.57%         1.30%         1.57%         1.30%

     For the three month period ended September 30, 2001 versus the same period in 2000, net loans charged off increased from .03% of total loans outstanding to
 .27%  of  total  loans   outstanding.   The  annualized  2001  year-to-date  net
charge-offs as a percent of outstanding loans is .25%,  slightly higher than the
 .17% recorded in 2000. During the first nine months of 2001 management added $1,700,000 to the loan loss provision and charged-off $681,000, increasing the allowance for loan losses to 1.57% from 1.30% a year ago. In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) allocation based on credit risk rating for individual commercial loans, (iii) allocation based principally on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. Management's assessment of a slow down in economic activity, increase in unemployment, sustained decline in business spending, and increase in non-performing loans is reflected in the recent increase in the allowance for loan losses as a percent of total loans. During the second quarter of 2001, the consumer loan policy was changed from charging off the entire loan balance of repossessed assets and subsequent recovery upon sale, to charging off the net uncollectable balance after collateral liquidation.

Table 8 Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                  Three Months and Nine Months Ended
                                                                      September 30, 2001 and 2000

                                                        Three Months                               Nine Months
                                                        ------------                               -----------
                                                 2001                 2000                 2001                  2000
                                          ------------------   ------------------   ------------------    -------------------
                                           Average              Average              Average              Average
                                           Balance     Rate     Balance     Rate     Balance     Rate     Balance      Rate
                                           -------     ----     -------     ----     -------     ----     -------      ----
Noninterest bearing demand...........       $ 46,931             $ 40,451             $ 42,846             $ 40,067
MMDA/Savings and NOW accounts........        102,216    2.09%      89,369    2.88%      95,864    2.43%      88,363     2.78%
Time.................................        202,999    5.16%     170,221    6.07%     203,899    5.65%     151,380     5.74%
                                          ----------    -----  ----------    -----  ----------    -----  ----------     -----
    Total Deposits...................      $ 352,146    3.58%   $ 300,041    4.30%   $ 342,609    4.04%   $ 279,810     3.98%
                                           =========    =====   =========    =====   =========    =====   =========     =====


     The following table summarizes time remaining until maturity for time deposits as of September 30, 2001:

                                                                             Amount
                                                                             ------
           Three months or less.....................................       $   58,935
           Over 3 months through 6 months...........................           25,285
           Over 6 months through 1 year............................            43,028
           Over 1 year..............................................           54,198
                                                                               ------
                                                                            $ 181,446

     As of September 30, 2001 the Bank had $52,000,000 in brokered negotiable certificates of deposit as an alternate method of funding. Bank management will continue to use this alternate method of funding asset growth and managing interest rate risk. Throughout 2001 bank management has purposefully extended the maturity on brokered certificates to provide matched funding for fixed interest rate commercial loans.


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

CAPITAL

     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings, accumulated other comprehensive income and unearned ESOP compensation. For the nine month period ended September 30, 2001 capital increased $4,414,647.

     There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2001:


Table 9 Capital Resources (in thousands)

                                                   Regulatory Requirements
                                                                                            September 30,
                                                                                   ---------------------------------
                                                Adequately            Well
                                               Capitalized         Capitalized          2001             2000
                                               -----------         -----------          ----             ----

    Tier 1 capital......................                                              $47,279          $44,080
    Tier 2 capital......................                                                5,041            4,339
                                                                                    ---------        ---------
      Total qualifying capital..........                                              $52,320          $48,419
                                                                                      =======          =======

    Capital Ratios
    Tier 1 leverage ratio...............            4%                 5%               9.72%           10.40%
    Tier 1 risk-based capital...........            4%                 6%              11.86%           12.41%
    Total risk-based capital............            8%                 10%             13.12%           13.63%

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's other filings with the Securities and Exchange Commission.

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

                                             Months         Months        Years       Years
                                             or less        4 - 12        1 - 5       over 5       Total
                                           -----------    ----------      -----       ------       -----
     Interest earning assets:
       Federal Funds Sold                  $      300   $          -   $           $           $       300
                                                                               -           -
       Available-for-sale securities
          Taxable                              41,344        2,250         9,403         599        53,596
          Tax-exempt                              351        1,906         4,482      18,945        25,684
          Other                                     -            -             -         803           803
       Restricted Investments                       -            -             -       2,900         2,900
       Loans                                  108,673       38,967       199,877      28,882       376,399
       Loans held for sale                      3,444            -             -           -         3,444
                                            ---------    ---------     ---------   ---------     ---------
     Total interest earning assets           $154,112     $ 43,123      $213,762    $ 52,129      $463,126
                                             ========     ========      ========    ========      ========

     Interest bearing liabilities:
       Deposits
         NOW & Savings                     $    2,544    $   7,631      $ 40,698    $ 22,044     $  72,917
         Money market                          28,586            -             -           -        28,586
         Time                                  58,934       68,314        71,485       5,988       204,721
       Borrowed funds                           7,965        4,000        10,200      17,934        40,099
       Securities sold under
           Agreements to repurchase            41,988            -             -           -        41,988
                                           ----------   ----------     ---------    --------      --------
       Total interest bearing liabilities    $140,017     $ 79,945      $122,383    $ 45,966      $388,311
                                             ========     ========      ========    ========      ========


     Period interest rate gap:                 14,095      (36,822)       91,379       6,163
     Cumulative interest rate gap:             14,095      (22,727)       68,652      74,815
     Cumulative interest rate gap to
     total assets:                              3.04%        (4.91)%       14.82%     16.15%
     Rate sensitive assets to rate
     sensitive liabilities:                     1.10          0.54          1.75       1.13
     Cumulative rate sensitive assets to
     rate sensitive liabilities:                1.10          0.90          1.20       1.19

     The table above reflects that the Bank has an asset re-pricing gap of $14,100,000 at 3 months and a liability re-pricing gap of $22,700,000 at one year. The Bank's gap position indicates that within one year the net interest margin should increase if interest rates decline and compress if interest rates rise. During the past nine months management has extended liability maturities to reduce the liability gap and reduce the Bank's interest rate risk and market risk. Management recognizes that GAP analysis alone is not a completely reliable measure of interest rate risk.

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

PART II - OTHER INFORMATION



Item 6   Exhibits and Reports on 8-K

(a)      Exhibits - none

(b)      Reports on Form 8K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.



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


DATE:    November 5, 2001