Form 10-K
period 2001-12-31
O A K FINANCIAL CORP
filed 2002-03-15
CIK 1038459

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-22461

O.A.K. FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State of other jurisdiction of incorporation or organization)	38-2817345 (I.R.S. Employer Identification No.)

     2445 84th Street, S.W., Byron Center, Michigan 49315
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (616) 878-1591

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   X

The aggregate market value of the voting and non-voting common stock held by non-affiliates (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers, directors and two beneficial owners, related to the Registrant's President, who each own more than 5% of the Registrant's stock) of the Registrant, based on a per share price of $44.50 as of February 26, 2002, was approximately $72,046,524 (common stock, $1.00 par value). As of February 26 2002, there were outstanding 2,034,007 shares of the Company's Common Stock ($1.00 par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 are incorporated by reference into Part III of this report.

PART I

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

      The Company transacts business in a single industry of commercial banking. Aside from the Bank, the Company has no other substantial assets. The Company conducts no business except for the provision of certain management and operational services to the bank, the collection and dividends from the bank and the payment of dividends to the Company's stockholders.

      The Bank was organized in 1921 as a Michigan banking corporation. The principal executive offices of the Company and the Bank are located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank's main office is located in Byron Center and it serves other communities with a total of 10 branch offices and one mortgage operations center. The Bank's offices are located in Kent County, Ottawa County and the northern portion of Allegan County.

      The area in which the Bank's offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing urban population as the Grand Rapids Metropolitan Area expands south and west.

      The Company provides a broad range of financial products and services through its branch network in West Michigan. While the Company's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's operations are considered by Management to be aggregated in one reportable operating segment.

      The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which was acquired February 1, 1999. Dornbush Insurance Agency sells property and casualty, life, disability and long-term care insurance products.

      Beginning January 1, 2001 the Company and all it's subsidiaries are provided staff resources through O.A.K. ELC, an employee leasing company.

Bank Services

      The Bank offices provide full service lobby and drive-thru services in the communities in which they serve. Automatic teller machines are also provided at most locations. The Bank is a full service bank offering a wide range of commercial and personal banking services. These traditional consumer services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, traveler's checks, night depository, safe deposit boxes and U.S. Savings Bonds. Currently, the Bank does not offer trust services. The Bank maintains correspondent relationships with major banks in Detroit, Chicago and Grand Rapids, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank's legal lending limit if made solely by the Bank.

      The Bank's deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. The source of repayment of approximately 24% of the loan portfolio is generated from cash flows from developers and owners of commercial real estate.

      The Bank provides real estate, consumer and commercial loans to customers in its market. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant's capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved within the limits of each lending officer's authority. Secured loan requests in excess of $1,250,000 or unsecured loan requests in excess of $400,000, are required to be presented to the Board of Directors or the Executive Loan Committee for review and approval.

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

Bank Competition

      The Bank has eleven offices, one within each of the communities it serves. Within these communities, its principal competitors are Comerica Bank, Bank One, Fifth-Third Bank, Flagstar Bank, National City Bank, Huntington Bank, Standard Federal Bank, Macatawa Bank, Mercantile Bank and United Bank of Michigan. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company, with the exception of Macatawa Bank, Mercantile Bank and United Bank of Michigan.

      The financial services industry continues to be increasingly competitive. Principal methods of competition include loan and deposit pricing and the quality of services provided. The deregulation of the financial service industry has led to increased competition among banks and other financial institutions for a significant portion of funds, which traditionally have been deposited with commercial banks. However, with the enactment of the Gramm-Leach-Bliley Act of 1999, which permits the combinations of banks, insurance companies, and securities firms, and the increased use of internet banking, it is expected that competition may become more intense. Management continues to evaluate the opportunities for the expansion of products and services and additional branching opportunities.

      The Bank's principal sources of revenue include interest on loans and investments, fees from the sale of loans and insurance plans, investment products, deposit account fees, loan fees and other banking fees. The sources of income for the three most recent years are as follows:

         % of total revenue:                 2001          2000           1999
                                        ----------------------------------------
         Net interest revenue               78.8%          83.1%         82.5%
         Fee based revenue                  13.3%          15.2%         14.2%
         Loan sales revenue                  7.9%           1.7%          3.2%

Growth of Bank

      As of December 31, 2001, the Registrant and subsidiaries had 172 full-time employees and 47 part time employees.

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

      Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than stockholders of the Bank or the Company.

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

      The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

      With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

      Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Company believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.

      Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

      The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of stockholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

      Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues are received by it in the form of dividends paid by the Bank. Thus, the Company's ability to pay dividends to its stockholders is indirectly limited by statutory restrictions on the Bank's ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

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

The Bank

      General. The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and Commissioner, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

      The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category. However, there is speculation that the reserve may fall below the mandated ratio resulting in increased assessments beginning in the second half of 2002.

      FICO Assessments. The Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

      Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

      Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of stockholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

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
                                                                                       equity to total assets
                                                                                       of 2% or less

      As of December 31, 2001, the Bank's ratios exceeded minimum requirements for the well capitalized category. (See "Liquidity and Capital Resources.")

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

      Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

      As a member of the Federal Reserve System, the Bank is required by federal law to obtain the prior approval of the Federal Reserve Board for the declaration or payment of a dividend, if the total of all dividends declared by the Bank's Board of Directors in any year will exceed the total of (i) the Bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.

      Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. in addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

      Investments and Other Activities. Under federal law and regulations, Federal Reserve System member banks and FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by regulations, also prohibits state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the bank's primary federal regulator determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the bank's primary federal regulator in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

      Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

      Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals.

      Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

      Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Item 2. Properties.

      The Company and the Bank own and operate a total of 12 facilities in Michigan. The facilities are located in Kent, Ottawa, and Allegan Counties. The individual properties are not materially significant to the Company's or the Bank's business or to the consolidated financials.

      With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

      During the fourth quarter of 2001 the Company purchased a facility in Byron Center to serve as the company's mortgage operations center. Subject to regulatory approval, the Bank plans to open a branch in Wayland late in 2002 and purchase an existing bank facility in Jenison, which is expected to open under the Byron Center State Bank name in the summer of 2002.

Item 3. Legal Proceedings.

      Due to the nature of its business, the Bank is subject to a number of legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

Additional Item - Executive Officers

      The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

      The following table sets forth certain information with respect to the Company's officers (included for information purposes only) as of December 31, 2001:

Name	Age	Position with Company	Year Became an Officer
John A. Van Singel	47	President, Chief Executive Officer and Director of the Company and the Bank	1976
John Peterson	53	Executive Vice President and Director of the Company and the Bank	1983
James A. Luyk	39	Executive Vice President and Chief Financial Officer of the Company and the Bank	2000

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

      There is not an active market for the Company's Common Stock, and there is limited published information with respect to its market price. There are occasional sales through brokers and direct sales by stockholders of which the Company's management is aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at prices in excess of book value.

      The following table sets forth the range of high and low sales prices of the Company's Common Stock during 2000 and through February 26, 2002, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                          Cash
                                                      Sales Prices                  Dividends Declared
=======================================================================================================
                 2000                       High                    Low
-------------------------------------------------------------------------------------------------------
First Quarter......................      $  60.00                $  55.00
-------------------------------------------------------------------------------------------------------
Second Quarter.....................         69.00                   56.50                 $   .42
-------------------------------------------------------------------------------------------------------
Third Quarter......................         65.00                   55.00
-------------------------------------------------------------------------------------------------------
Fourth Quarter.....................         61.00                   52.00                 $   .45
-------------------------------------------------------------------------------------------------------
                 2001                       High                    Low
-------------------------------------------------------------------------------------------------------
First Quarter......................        $55.00                  $50.00
-------------------------------------------------------------------------------------------------------
Second Quarter.....................         49.50                   46.00                   $0.45
-------------------------------------------------------------------------------------------------------
Third Quarter......................         46.00                   43.75
-------------------------------------------------------------------------------------------------------
Fourth Quarter.....................         45.75                   43.00                   $0.48
-------------------------------------------------------------------------------------------------------
                 2002                       High                    Low
-------------------------------------------------------------------------------------------------------
First Quarter......................        $44.75                $  44.00
=======================================================================================================

      The Company has approximately 1,050 holders of record of its common stock. The common stock is traded as a "pink-sheet" company under the symbol "OKFC".

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

Item 6. Selected Financial Data.

                                  SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                       (in thousands, except per share data)
                                             Year Ended December 31,
                                             -----------------------
                                            2001          2000           1999         1998          1997
Income Statement Data:
  Interest income                       $  36,120     $  33,172      $  25,080    $  21,134    $  18,624
  Interest expense                         16,809        16,491         10,528        8,916        7,693
  Net interest income                      19,311        16,681         14,552       12,218       10,931
  Provision for loan losses                 3,025         3,120          1,250          400           50
  Non-interest income                       5,382         3,598          3,621        2,659        1,542
  Non-interest expenses                    14,008        12,057         10,603        7,334        5,782
  Income before federal income taxes        7,660         5,102          6,320        7,144        6,641
  Net income                                6,016         3,970          4,529        5,076        4,626
Per Share Data (1):
  Net income                                $2.96          $1.95         $2.23        $2.54        $2.30
  Cash dividends declared (2)                 .93            .87           .82         1.18         1.55
  Book Value                                24.24          21.95         20.31        19.98        18.37
  Weighted average shares outstanding       2,035          2,034         2,031        2,000        2,010
Balance Sheet Data at year end:
  Total assets                           $500,782      $457,004       $376,073     $301,494     $243,088
  Loans, net of unearned income           379,345       347,293        287,830      222,133      168,953
  Allowance for loan losses                 6,983         4,874          3,551        2,879        2,565
  Deposits                                358,954       338,153        254,166      217,291      184,700
  Stockholders' equity                     49,283        44,629         41,258       39,953       36,915
Ratios:
  Tax equivalent net interest income
     to average earning assets               4.40%          4.38%         4.89%        5.02%        5.24%
  Return on average equity                  12.64           9.37         11.08        13.28        13.08
  Return on average assets                   1.26            .96          1.38         1.90         2.03
  Non-performing loans to total loans        1.41            .77          1.90         0.26         0.14
  Efficiency ratio                          56.28          58.79         58.62        48.48        45.15
  Dividend payout ratio                     31.58          44.55         36.97        46.30        67.35
  Equity to asset ratio                      9.84           9.77         10.97        13.25        15.19
  Tier 1 leverage ratio                     10.01          10.52         12.64        14.74        15.03
(1)	As restated for a 2-for-1 common stock split effected in the form of a dividend in 1998.
(2)	Special dividends of $.50 per share and $1.00 per share were paid in 1998 and 1997, respectively.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words; "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information, concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

      The following financial review presents management's discussion and analysis of consolidated financial condition and results of operations during the period of 1999 through 2001. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto.

Summary

      Net income totaled $6.0 million in 2001, compared to $4.0 million and $4.5 million in 2000 and 1999, respectively.

RESULTS OF OPERATIONS

Earnings Performance (in thousands, except per share data)
                                                   Year Ended December 31,
                                         ---------------------------------------
                                              2001        2000          1999
                                              ----        ----          ----
Net income.................................  $6,016      $3,970        $4,529
  Per share of common stock................   $2.96       $1.95         $2.23

Earnings ratios:
  Return on average assets.................   1.26%        .96%         1.38%
  Return on average equity.................  12.64%       9.37%        11.08%

      Net income increased $2.0 million, or 52% in 2001. The increase is attributable to a refinancing boom as a result of lower interest rates, which resulted in a significant increase in gains on loan sales, a 15% growth in average earning assets in 2001 and the net interest margin improvement resulting from a shift in the yield curve to a "normal" slope (short term rates are lower than long-term rates).

      Net income declined approximately $.6 million, or 12% from 1999 to 2000. The decline is attributed to a significant increase in the provision for loan losses, resulting from loan growth, an increase in net charge-offs and additional provision to reflect the risk inherent in the portfolio. Another contributing factor to the decline in profitability in 2000, relates to both the increase in general interest rates during 1999 and 2000, combined with a change in the slope of the yield curve from "normal" to inverted. During much of 2000, it was more expensive for the bank to borrow short-term funds than the yield on longer-term assets.

Net Interest Income

      The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Interest Yields and Costs (in thousands)

                                                                      Year ended December 31,
                                                2001                           2000                           1999
                                                ----                           ----                           ----
                                     Average               Yield/    Average             Yield/    Average               Yield/
                                     Balance    Interest    Cost     Balance   Interest   Cost     Balance    Interest    Cost
Assets
Fed. funds sold                       $3,285      $140     4.26%       $387       $25    6.35%     $1,079         $53    4.91%
Securities:
  Taxable                             54,034     3,292     6.09%     44,770     3,017    6.74%     36,551       2,280    6.23%
  Tax-exempt(3)                       24,723     1,705     6.90%     23,491     1,601    6.82%     20,885       1,514    7.25%
Loans and leases(1)(2)               368,456    31,482     8.54%    322,166    28,972    8.99%    248,440      21,691    8.73%
                                    --------    ------     -----   --------    ------    -----   --------      ------    -----
Total earning assets/total
interest income                      450,498    36,619     8.13%    390,814    33,615    8.59%    306,955      25,538    8.32%
                                                ------                         ------                          ------
Cash and due from banks               10,781                          9,320                         8,601
Unrealized gain                        1,451                         (1,099)                          212
All other assets                      21,635                         18,331                        14,968
Allowance for loan loss               (5,563)                        (3,999)                       (2,936)
                                    --------                       --------                      --------
  Total assets                      $478,802                       $413,367                      $327,800
                                    ========                       ========                      ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
  MMDA, Savings/NOW accounts         $98,001    $2,048     2.09%    $89,052    $2,518    2.83%    $83,740     $ 2,153    2.57%
  Time                               203,699    11,045     5.42%    159,326     9,370    5.88%    120,114       6,215    5.17%
  Securities sold under
     agreements to repurchase
     and federal funds purchased      41,117     1,238     3.01%     41,876     2,268    5.42%     28,901       1,242    4.30%
  Other Borrowed Money                39,054     2,478     6.34%     37,825     2,335    6.17%     15,342         918    5.98%
                                    --------    ------             --------    ------            --------      ------
  Total interest bearing
     liabilities/ total
     interest expense                381,871    16,809     4.40%    328,079    16,491    5.03%    248,097      10,528    4.25%
                                                ------                         ------                          ------
Non-interest bearing deposits         44,685                         40,109                        36,452
All other liabilities                  4,638                          2,797                         2,369
Stockholders' Equity:
Accumulated other comprehensive
  income                               1,011                           (725)                          361
Common Stock, Paid-in Capital,
   Retained Earnings                  46,597                         43,107                        40,521
                                    --------                       --------                      --------
Total liabilities and
  stockholder's equity              $478,802                       $413,367                      $327,800
                                    ========                       ========                      ========
Net interest income-FTE                        $19,810                        $17,124                         $15,010
                                               =======                        =======                         =======
Net Interest Margin as a
Percentage of Average Earning
Assets - FTE                                               4.40%                         4.38%                           4.89%
                                                           =====                         =====                           =====
(1)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Non-accrual loans were approximately $2,574,000, $2,468,000 and $352,000 in 2001, 2000 and 1999 respectively.
(2)	Interest on loans includes net origination fees totaling $256,932 in 2001, $165,791 in 2000 and $190,720 in 1999.
(3)	Interest income on tax-exempt securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 34%.

      Net interest income is the principal source of income for the Corporation. In the current year, tax equivalent net income increased $2,686,000 to $19,810,000, a 15.7% increase from 2000. The increase was a result of the growth of the Corporation's average earning assets, which grew 15.3% from a year earlier. The growth in earning assets was fueled by a 14.4% growth in average loan balances. The Bank's investment portfolio grew 15.4% over the prior year.

      In 2001, the yield on total earning assets decreased 46 basis points, compared to a 63 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin increased in 2001 due to lower interest rates and interest bearing liabilities repricing faster than interest earning assets.

      In 2000, the yield on total earning assets increased 27 basis points, compared to a 78 basis point increase in the total interest bearing liabilities cost of funds.

      Both the net interest spread and net interest margin were compressed in 2000 due to higher general interest rates and an increased reliance on purchased funding. Purchased funding includes borrowings from the Federal Home Loan Bank and brokered certificates from outside the Bank's market area. The Bank's exceptional loan growth precipitated the need for purchased funding.

      Management expects the declining trend in the fully taxable-equivalent (FTE) net interest margin to continue because of fierce competition for deposits in its local markets and shift of deposit funding sources from low cost funds to higher cost funds. This is a result of high funding needs, increased local competition, and increased sophistication of funds management by the Bank's customers. Management does not expect the net interest margin of the Bank to change significantly in 2002. However, there is no assurance regarding rates and the Bank's net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

                                       2001 Compared to 2000                2000 Compared to 1999
                                       ---------------------                ---------------------
                                    Volume         Rate        Net       Volume     Rate       Net
                                    ------         ----        ---       ------     ----       ---

Increase (decrease) in interest income (1)
------------------------------------------
Federal funds sold...........          $126       $(11)       $115        $(44)      $16       $(28)
Securities:
   Taxable...................           584       (309)        275         554       183        737
   Tax Exempt (2)............            86         18         104         178       (91)        87
Loans (2)....................         4,001     (1,491)      2,510       6,628       653      7,281
Total interest income........         4,797     (1,793)      3,004       7,316       761      8,077

Increase (decrease) in interest income (1)
------------------------------------------
Interest bearing deposits:
   Savings/NOW Accounts......           236       (706)       (470)        150       215        365
   Time......................         2,449       (774)      1,675       2,306       849      3,155
   Securities sold under
   agreements to repurchase
   and federal funds purchased          (40)      (990)     (1,030)        703       323      1,026
   Other Borrowed Money......            77         66         143       1,387        30      1,417
   Total Interest Expense....         2,722     (2,404)        318       4,546     1,417      5,963

Net interest income (FTE)....        $2,075       $611      $2,686      $2,770     $(656)    $2,114
(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 34%.

      Interest from loans represents 86.0%, 86.2% and 84.9% of total interest income for 2001, 2000 and 1999, respectively. Net interest income is strongly influenced by results of the Bank's lending activities.

      Total interest expense increased 1.9% from 2000 to 2001 and also increased 56.6% from 1999 to 2000. Cost of funds is influenced by economic conditions and activities of the Federal Reserve. The Bank's asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions. Composition of Average Earning Assets and Interest Paying Liabilities

                                                                Year ended December 31,
                                                 -------------------------------------------------------
                                                       2001              2000               1999
                                                       ----              ----               ----
As a percent of average earning assets
  Loans.....................................            82%                82%               81%
  Other earning assets......................            18%                18%               19%
                                                       ----               ----              ----
     Average earning assets.................           100%               100%              100%

  Savings and NOW accounts..................            22%                23%               27%
  Time deposits.............................            45%                41%               39%
  Other borrowings..........................            18%                20%               14%
                                                       ----               ----              ----
     Average interest bearing liabilities...            85%                84%               81%

Average earning asset ratio.................            94%                95%               94%
Free funds ratio............................            15%                16%               19%

      The table above illustrates the shift of earning assets into loans and the shift of funding sources from lower cost savings and NOW accounts to higher costing time and borrowed funds. The Bank has been able to maintain an earning asset ratio of approximately 94% during the past three years. Non-earning assets include cash, fixed assets and certain other assets.

      The free funds ratio decreased 1% from 2000 to 2001 as a result of a lower stockholder's equity percent to average earning assets and lower non-interest bearing deposits to average earning assets. The free funds ratio decreased 3% from 1999 to 2000 as a result of a lower stockholder's equity percent to average earning assets and lower non-interest bearing deposits to average earning assets.

Provision and Allowance for Loan Loss

      The provision for loan losses charged to earnings was $3.0 million in 2001, which is slightly lower than the $3.1 million for 2000, but is much higher than in past years. The recent increase in the provision is attributed to loan growth, an increase in classified loans and a general weakness in the economy.

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

Non-interest Income

Non-interest Income (in thousands)                          Year Ended December 31,
                                               --------------------------------------------------
                                                      2001           2000            1999
                                                      ----           ----            ----
Service charges on deposit accounts ......           $1,574         $1,353           $811
Net gains on asset sales:
   Loans..................................            1,924            344            600
   Securities.............................              300            213            533
Loan servicing fees.......................               25            153            148
Insurance premium revenue.................            1,007            961          1,043
Brokerage revenue.........................              304            310            322
Other.....................................              248            264            164
                                                     ------         ------         ------
     Total non-interest income............           $5,382         $3,598         $3,621
                                                     ======         ======         ======

      Non-interest income consists of service charges on deposit accounts, brokerage fees, insurance fees, service fees, gains on investment securities available for sale and gains from loan sales to the Federal Home Loan Mortgage Corporation ("FHLMC") loans. The Bank retains the servicing rights on the loans sold to FHLMC. Excluding the sale of assets, non-interest income increased $117,000, or 4% over 2000. The increase was driven by a 16% increase in service charges on deposits. This increase was a result of continued account growth and fee increases. Non-interest income, excluding the sale of assets, increased $553,000 or 22% for 2000 versus 1999. The increase was due primarily to a 67% increase in service charges on deposits.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

                                                                     Year ended December 31,
                                                            -----------------------------------------
                                                                2001         2000          1999
                                                                ----         ----          ----
Total Real estate mortgage loan originations                  $136,626     $45,098       $65,668

Real estate mortgage loan sales                                105,682      20,224        44,764

Real estate mortgage loans servicing rights sold                     -           -             -

Net gains on the sale of real estate mortgage loans              1,924         344           600

Net gains as a percent of real estate mortgage loan sales        1.82%       1.70%         1.34%

      Net gains on the sale of real estate mortgage loans totaled $1,924,000, $344,000 and $600,000 in 2001, 2000 and 1999, respectively. The sharp increase in gains on sale of real estate loans are a result of lower interest rates and are not expected to continue indefinitely. Net gains on the sale of loans are generally a function of the volume of loans sold. The volume of loans sold is dependant upon the Bank's ability to originate loans, which is particularly sensitive to the absolute level of interest rates. Net gains on the sale of real estate mortgage loans are also dependant upon economic and competitive factors as well as management's ability to effectively manage the Bank's exposure to changes in interest rates. The Bank intends to aggressively market its services in the real estate area. The servicing portfolio increased $47,348,000 or 32% from 2000 to 2001 and $4,457,000 or 3% from 1999 to 2000.

Realized Gains and Losses on the Sale of Securities (in thousands)

                                                           Year ended December 31,
                                         ---------------------------------------------------------
                                           Proceeds        Gains          Losses          Net
                                           --------        -----          ------          ---
        2001.........................      $4,131           $301            $1           $300
        2000.........................         969            218             5            213
        1999.........................       3,313            533             -            533

Non-interest Expense

      Non-interest expense increased $1,951,000 or 16.2% in 2001 compared to 2000. The Company's salary expense increased 14.5%, or $786,000 during 2001 compared to a year earlier. The increase includes the addition of several key management positions. Employee benefit's increased 22.7%, or $280,000 during 2001 compared to a year earlier. The Company's medical plan is self-insured, there were higher medical claims and more employees enrolled in the plan. Other non-interest expenses increased 34.4%, or $794,000 during 2001 compared to 2000. The increase includes a write-down on ORE of $195,000, higher telephone, software, and lending costs due to growth.

      Non-interest expense increased $1,454,000 or 13.7% in 2000 compared to 1999. Employee benefit expense increased $250,000 or 25.4% as a result of higher medical claims. Excluding the employee benefit expense, the increase in non-interest expense is a result of the overall expansion on the Company's business.

Non-interest Expense (in thousands)                            Year ended December 31,
                                               ---------------------------------------------------------
                                                     2001                2000               1999
                                                     ----                ----               ----
Salaries..................................          $6,202              $5,416             $4,949
Employee benefits.........................           1,514               1,234                984
Occupancy.................................           1,016                 918                881
Equipment.................................           1,064               1,145                847
Postage...................................             190                 170                152
Printing and supplies.....................             394                 321                286
Marketing.................................             350                 334                233
Michigan Single Business Tax..............             180                 215                192
Other.....................................           3,098               2,304              2,079
                                                   -------             -------            -------
  Total non-interest expense..............         $14,008             $12,057            $10,603
                                                   =======             =======            =======

      The increased level of non-interest expense is both a result of, and necessary to achieve the Company's aggressive growth plan. During the past three years the Company's assets have increased over 33%. The growth of non-interest expense includes four new banking offices, expansion of the corporate offices, and acquisition of the Dornbush Insurance Agency.

Provision for Income Taxes

      The provision for income taxes was $1,644,000 in 2001 compared with $1,132,000 in 2000, and $1,791,000 in 1999. The Company's effective tax rate approximated 22% in 2000 and 28% in 1999. The decrease in the effective tax rate for the year 2000 was a result of a valuation allowance that started to reverse in 2000 and will continue through year 2001.

      The provision for income taxes was lowered by $439,000, $260,000 and $20,000 in 2001, 2000 and 1999, respectively, as a result of the Company's utilization of a valuation allowance from earlier periods. As of December 31, 2001 the valuation allowance is zero. Excluding the valuation allowance credit, the provision for income taxes would have been $2,083,000 and 27.2% in 2001, $1,392,000 and 27.3% in 2000 and $1,811,000 and 28.7% in 1999.

FINANCIAL CONDITION

Summary

      During 2001, total assets increased 10% to $500,782,000, deposits increased 6% to $358,954,000 and loans increased 9% to $379,345,000. In recent years, loan growth has exceeded deposit growth. As a result, the Bank has increased its usage of brokered CD's and other borrowings to meet the Bank's funding needs. A discussion of changes in balance sheet amounts by major categories follows:

Securities

      The Bank maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Company's investing activities is to provide for safety of the principal invested, as a source of liquidity and management of exposure to changes in interest rates.

All of the Company's securities are classified as held-for-sale. The Company's total holdings increased $4.6 million in 2001.

                                                          Amortized                 Fair                 Amount
Securities available-for-sale                                Cost                  Value                 Pledged
     December 31, 2001                                      $77,692                 $79,080               $78,106
     December 31, 2000                                       73,713                  74,446                72,356

      Excluding holdings of U.S. Government Agency Securities, there were no investments in securities of any one issuer, which exceeded 10% of stockholders' equity. The majority of the securities are pledged to secure borrowing arrangements for Federal Home Loan Bank borrowings and securities sold under agreements to repurchase or for other purposes as required or permitted by law.

Schedule of Maturities of Investment Securities and Weighted Average Yields

      The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 2001. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

                                                                Maturing
                     -----------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
                                                                                                  Investments With
                          Due Within            One to             Five to            After         No Contractual
                           One Year           Five Years          Ten Years         Ten Years          Maturity
                           --------           ----------          ---------         ---------          --------
                         Fair      Avg.      Fair     Avg.      Fair     Avg.      Fair     Avg.     Fair      Avg.
                        Value     Yield     Value     Yield    Value     Yield    Value    Yield    Value     Yield
                       -------   -------   -------   -------  -------   ------   -------  -------  -------   -------
Available for Sale:
Mortgage-backed
securities.........     $4,493     5.34%   $31,966    5.36%   $10,166    4.87%    $6,624   3.92%       $  -       -
States and
Political
Subdivisions.......      2,293     8.48%     8,092    7.47%    11,677    7.37%     2,795   7.71%          -       -
Other Securities...          -        -         -        -         -        -          -      -          974   7.74%
                        ------     -----   -------    -----   -------    -----    ------   -----        ----   -----
                        $6,786     5.34%   $40,058    5.78%   $21,843    6.35%    $9,419   5.04%        $974   7.74%
                        ======     =====   =======    =====   =======    =====    ======   =====        ====   =====

The Loan Portfolio

      The Bank's largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation("FHLMC"). However, the Bank retains servicing rights on substantially all such loans sold. At December 31, 2001 and 2000, the Bank was servicing loans for FHLMC totaling $194,914,000 and $147,566,000, respectively. The loan portfolio mix at December 31,2001 consists of 52% commercial real estate, 13% residential real estate, 16% commercial and 19% consumer installment.

      All loans are originated centrally at the Bank's main office in Byron Center, Michigan. In addition to the communities served by the Bank's branches, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank's legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)

                                                                   Year ended December 31
                                                       ------------------------------------------------
                                                                2001                    2000
                                                                ----                    ----
                                                          Amount         %        Amount         %
                                                          ------         -        ------         -

          Commercial Real Estate....................     $196,864       52       $165,978        48
          Residential Real Estate...................       49,961       13         53,644        15
          Commercial................................       60,667       16         64,511        19
          Consumer..................................       71,853       19         63,160        18
                                                         --------      ----      --------       ----
            Total loans............................      $379,345      100%      $347,293       100%
                                                         ========      ====      ========       ====

      The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions.

      The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. The loan review officer submits periodic reviews to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category.

      The low interest rate environment resulted in a significant amount of re-financing during 2001. Consumers refinanced mortgage loans to lock in the lower interest rates. This activity increased gains on sales of loans held for sale by over 450% from the previous year. The Company does not expect this abnormally high volume to continue. During the last half of 2001, the Company experienced a significant amount of fixed rate commercial loan re-financing. A significant number of these customers re-financed from higher fixed interest rates to lower variable interest rates. For discussion regarding interest rate risk exposure and management of this risk see the "Interest Rate Risk" and "Asset/Liability Gap Position" sections.

Non-performing Assets

Non-performing Assets (in thousands)                                                December 31,
                                                                  --------------------------------------------------
                                                                       2001             2000             1999
                                                                       ----             ----             ----
Non-accrual loans............................................          $2,285          $2,535           $2,471
90 days or more past due & still accruing....................           2,961             151            3,003
                                                                       ------          ------           ------
     Total non-performing loans..............................           5,246           2,686            5,474
     Other real estate.......................................             120               -                -
                                                                       ------          ------           ------
Total non-performing assets..................................          $5,366          $2,686           $5,474
                                                                       ======          ======           ======
As a percentage of portfolio loans
     Non-performing loans....................................           1.38%            .77%            1.90%
     Non-performing assets...................................           1.41%            .77%            1.90%
     Allowance for loan losses...............................           1.84%           1.40%            1.23%
Allowance for loan losses as a % of non-performing loans.....            133%            181%              65%

      Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

      The Bank's ratio of non-performing loans to total loans at December 31, 2001 was 1.38% compared to .77% in 2000. The increase is due to the increase in loans 90 days or more past due.

     Subsequent to year-end, approximately $2.9 million in loans, previously reported as 90 days or more past due and still accruing, were classified as non-accrual.

      Total non-performing loans and assets remain considerably higher than last year. Approximately 72% of the non-accrual loans are made to one group of commercial customers. Total non-performing assets decreased $805,000 from the third quarter of 2001. The allowance for loan losses is 133% of the total non-performing loans as of December 31, 2001. Management believes that the allowance for loan losses is adequate for these loans and the remainder of the lending portfolio. As of December 31, 2001 there were no other interest bearing assets, which required classification.

      Management, with the assistance of outside consultants, is conducting a complete and comprehensive review of the lending process. The expected outcomes include an improvement in workflow, improvement in processes and procedures, standardization of loan quality assessment, and improvement in the management of non-performing credits.

      The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2001, 2000 and 1999 had those loans been accruing interest in accordance with the original terms of the loan agreement (pro forma interest) and the amount of interest income actually included in net interest income for those years.

Foregone Interest on Non-Performing Loans

                                                        For the Year Ended December 31
                                                                (in thousands)
                                         --------------------------------------------------------------
                                                      2001                           2000
                                                      ----                           ----
                                         Non-accrual     Restructured    Non-accrual    Restructured
          Pro forma interest               $ 232           $ 551           $ 284          $ 372
          Interest earned                     29             551             146            372
                                           -----           -----           -----          -----
          Foregone interest income         $ 203           $   -           $ 138          $   -
                                           =====           =====           =====          =====

Loan Loss Experience

      The following is a summary of loan balances (excluding loans held for sale) at the end of each period and their daily average balances, changes in the allowance for the loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance, which have been expensed.

Allowance for Loan Losses (dollars in thousands)

                                                                                  Year Ended December 31,
                                                                    -------------------------------------------------
                                                                           2001            2000             1999
                                                                           ----            ----             ----
  Balance at beginning of year................................            $4,874          $3,551           $2,879

  Charge-offs:
     Commercial...............................................              (363)         (1,400)             (45)
     Real estate-mortgages....................................                 -              (1)               -
     Consumer.................................................              (816)           (642)            (625)
                                                                          ------          ------           ------
                                                                          (1,179)         (2,043)            (670)
                                                                          ------          ------           ------
  Recoveries:
     Commercial...............................................                36              90               24
     Real estate-mortgages....................................                 -               -                -
     Consumer.................................................               227             156               68
                                                                          ------          ------           ------
                                                                             263             246               92
                                                                          ------          ------           ------
  Net charge-offs.............................................              (916)         (1,797)            (578)

  Additions to allowance charged to operations................             3,025           3,120            1,250
                                                                          ------          ------           ------
  Balance at end of year......................................            $6,983          $4,874           $3,551
                                                                          ======          ======           ======
  Net charge-offs as a percent of average loans...............              .25%            .56%             .24%

      For the year ended December 31, 2001 versus 2000, net loans charged off decreased from .56% of total loans outstanding to .25%. During the year ended December 31, 2001, management added $3,025,000 to the loan loss provision and had net charge-offs of $916,000, increasing the allowance for loan losses to 1.84% from 1.40% from a year ago. The provision for loan losses charged against earnings decreased $95,000, or approximately 3% from a year ago. In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) allocation based on credit risk rating for individual commercial loans, (iii) allocation based principally on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. Management's assessment of a slow down in economic activity, increase in unemployment, sustained decline in business spending, and increase in non-performing loans is reflected in the recent increase in the allowance for loan losses as a percent of total loans. During the second quarter of 2001, the consumer loan policy was changed from charging off the entire loan balance of repossessed assets and subsequent recovery upon sale, to charging off the net uncollectable balance after collateral liquidation. Consumer loan charge-offs increased $103,000 in 2001 compared to 2000. Net charge-offs in the Real Estate portfolio continue to be very low.

Allocation of the Allowance for Loan Losses (dollars in thousands)

      The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans, reviews past loss experience, the local economy and a number of other factors.

                                                        Year ended December 31,
                           -----------------------------------------------------------------------------------
                                      2001                         2000                       1999
                                      ----                         ----                       ----
                             Allowance     % of total     Allowance    % of total     Allowance    % of total
                               Amount       allowance       Amount      allowance       Amount      allowance
                               ------       ---------       ------      ---------       ------      ---------
Commercial.................    $4,908          70%         $3,849          79%          $2,723         77%
Real estate mortgages......       100           2             107           2              151          4
Consumer...................     1,273          18             863          18              637         18
Unallocated................       702          10              55           1               40          1
                               ------         ----         ------         ----          ------        ----
  Total....................    $6,983         100%         $4,874         100%          $3,551        100%
                               ======         ====         ======         ====          ======        ====

      In addition to specific reserves assigned to individual loans, management uses an eight point rating system to assign risk ratings to all commercial loans. A pre-determined loss allocation is assigned to loans in each risk-rating category. Residential real-estate and consumer loans are assigned a loss allocation on a "pooled" basis, which represents historical losses and management judgment.

      The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type. Management has provided additions to the allowance for loan losses to support the 2001 loan growth, to replenish the allowance for charge-offs during the year and for the increase of non-performing loans.

Deposits

      Average total deposits grew 20% from 2000 to 2001 and grew 20% from 1999 to 2000. The increase in 2001 resulted primarily from gaining market share in the Bank's market areas and the use of brokered time deposits outside the banks market area.

      Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank's strategic plan for calendar year 2002. The checking and savings product mix has also been realigned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. Additionally, a Company wide training program, to educate every employee on the new products has been implemented. The Bank has also introduced online banking as a new alternative for customer access.

Average Daily Deposits (dollars in thousands)

                                                        Average for the Year
                                       --------------------------------------------------------
                                                  2001                        2000
                                          Amount           %           Amount           %
                                          ------           -           ------           -
Non-interest bearing demand.......        $44,685          13%        $40,109          14%
NOW accounts......................         29,164           8          21,554           8
MMDA/Savings .....................         68,837          20          67,498          23
Time - negotiable brokered........         51,699          15          18,241           6
Time..............................        152,000          44         141,085          49
                                         --------         ----       --------         ----
   Total Deposits.................       $346,385         100%       $288,487         100%
                                         ========         ====       ========         ====

      The recent surge in loan growth and lending opportunities has resulted in the Banks' need to rely on funding sources outside its local market. The use of such funding sources is monitored very closely to provide the lowest cost funding available to the Bank.

Average Deposit Balances (dollars in thousands)

      The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                 Average for the Year
                                                --------------------------------------------------------
                                                           2001                         2000
                                                           ----                         ----
                                                    Average       Average        Average       Average
                                                    Balance         Rate         Balance         Rate
                                                    -------        ------        -------        ------
         Non-interest bearing demand........         $44,685                      $40,109
         NOW Accounts.......................          29,164       2.00%           21,554       2.41%
         MMDA/Savings.......................          68,837       2.13            67,498       2.96
         Time - negotiable brokered.........          51,699       5.91            18,241       6.91
         Time...............................         152,000       5.26           141,085       5.75
                                                    --------       -----         --------       -----
            Total Deposits..................        $346,385       3.78%         $288,487       4.12%
                                                    ========       =====         ========       =====

      At December 31,2001, the Bank had approximately $56,010,000 in brokered time deposits.

Maturity Distribution of Time Deposits of $100,000 Or More

      The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2001:

                                                                              Amount
                                                                              ------
                     Three months or less...........................          $22,835
                     Over 3 months through 12 months................           26,919
                     Over 1 year through 3 years...................            28,811
                     Over 3 years...................................           25,451
                                                                             --------
                                                                             $104,016
                                                                             ========

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

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

                                           December 31, 2001                           December 31, 2000
                               -----------------------------------------    ----------------------------------------
                                Average         Average        Average       Average       Average       Average
                                Balance         Maturity         Rate        Balance       Maturity        Rate
                               -----------     ----------    -----------   -----------   -----------    ----------
Repurchase agreements             $38,885          1 day        2.93%        $28,976         1 day        6.17%
FHLB Borrowings                    37,110      66 months        6.48          36,019     67 months        6.39
Federal funds purchased             2,543          1 day        4.17          12,899         1 day        4.98
Treasury tax & loan note            1,799          1 day        3.45           1,622         1 day        6.04
Other borrowings                      143      61 months        6.81             168     73 months        6.57
                               -----------                  -----------   -----------                   ---------
                                  $78,538                       4.63%        $77,894                      5.77%
                               ===========                  ===========   ===========                   =========

LIQUIDITY AND CAPITAL RESOURCES

Capital

      Capital provides the foundation for future growth and expansion. The major component of capital is stockholders' equity. Stockholders' equity was $49.3 million as of December 31, 2001, an increase of $4.7 million, or 10.5% from a year ago. The increase is primarily from the retention of earnings.

      In 2001, the Company paid cash dividends totaling $1,899,554, approximately 32% of earnings. The lower percentage was the result of higher earnings in 2001 and not a change in the dividend policy. In 2000 the Company paid cash dividends totaling $1,768,647, approximately 45% of earnings. In 1999, the Company paid cash dividends totaling $1,674,256, approximately 37% of earnings.

      Under the regulatory "risk-based capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company's various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board as of December 31, 2001, as shown in the table below:

Capital Resources (in thousands)

                                         Regulatory Requirements              December 31,
                                                                      -----------------------------
                                       Adequately         Well
                                      Capitalized      Capitalized        2001            2000
                                                                          ----            ----
Tier 1 capital..................                                         $47,761         $43,499
Tier 2 capital..................                                           5,099           4,765
                                                                         -------         -------
  Total qualifying capital......                                         $52,860         $48,264
                                                                         =======         =======
Tier 1 leverage ratio...........            4%              5%            10.01%          10.52%
Tier 1 risk-based capital.......            4%              6%            11.90%          11.41%
Total risk-based capital........            8%             10%            13.17%          12.67%

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

      The Asset and Liability Management Committee (ALCO) is responsible for overseeing the financial management of net interest income, liquidity, investment activities, and other related activities. In regard to interest rate risk, management has relied on re-pricing GAP analysis, which is a traditional method of assessing interest rate risk. Recognizing that there is no single measure that absolutely measures current or future risk, management also relies on a simulation analysis to assess risk in dynamic interest rate environments.

Maturities and Sensitivities of Loans to Changes in Interest Rates

      The following table shows the amount of total loans outstanding as of December 31, 2001, which based on scheduled maturity dates, are due in the periods indicated.

                                                                         Maturing
                                                                      (in thousands)
                                       -----------------------------------------------------------------------------
                                                               After one but
                                         Within one Year     within five years    After five years       Total
Residential Real Estate...........            $15,589               25,613               8,759             49,961
Installment.......................              2,524               45,313              24,016             71,853
Commercial Real Estate............             47,101              140,688               9,075            196,864
Other Commercial..................             31,870               26,523               2,274             60,667
                                              -------             --------             -------           --------
       Totals.....................            $97,084             $238,137             $44,124           $379,345
                                              =======             ========             =======
Allowance for Loan Losses.........                                                                         (6,983)
                                                                                                         --------
Total Loans Receivable, Net.......                                                                       $372,362
                                                                                                         ========

      Below is a schedule of the amounts maturing or re-pricing, which are classified according to their sensitivity to changes in interest rates.

                                                                            Interest Sensitivity
                                                                               (in thousands)
                                                         -----------------------------------------------------------
                                                               Fixed Rate          Variable Rate         Total
                                                               ----------          -------------         -----
Due within 3 months.................................              $17,057            $103,124          $120,181
Due after 3 months within 1 year....................               17,691                   -            17,691
Due after one but within five years.................              199,314                   -           199,314
Due after five years................................               42,159                   -            42,159
                                                                 --------            --------          --------
Total...............................................             $276,221            $103,124          $379,345
                                                                 ========            ========
Allowance for loan losses...........................                                                     (6,983)
                                                                                                       --------
Total loans receivable, net.........................                                                   $372,362
                                                                                                       ========

Asset/Liability Gap Position (in thousands)

                                                                       December 31, 2001
                                            ---------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................       $      0       $      0       $      0      $      0     $        0
  Loans................................        134,322         40,017        177,533        27,473        379,345
  Securities (including restricted
     investments)......................         42,459          3,659         13,853        22,009         81,980
  Loans held for sale..................         11,456              -              -             -         11,456
                                              --------       --------       --------       -------       --------
  Total interest earning assets........       $188,237        $43,676       $191,386       $49,482       $472,781
                                              ========       ========       ========       =======       ========
Interest bearing liabilities:
  Savings & NOW........................        $31,323       $  8,253        $44,017       $23,843        107,436
  Time.................................         43,106         76,723         75,165         8,201        203,195
                                              --------       --------       --------       -------       --------
  Total deposits.......................         74,429         84,976        119,182        32,044        310,631
  Other borrowings.....................         54,076          4,000         12,200        17,800         88,076
                                              --------       --------       --------       -------       --------
   Total interest bearing liabilities..       $128,505        $88,976       $131,382       $49,844       $398,707
                                              ========       ========       ========       =======       ========
Rate sensitivity gap and ratios:
  Gap for period.......................         59,732        (45,300)        60,004          (362)
  Cumulative gap.......................         59,732         14,432         74,436        74,074
  Period gap ratio.....................           1.46            .49           1.46           .99
  Cumulative gap ratio.................           1.46           1.07           1.21          1.19
Gap /Total Earning assets
  Period...............................          31.7%         (103.7)%        31.4%         (0.7)%
  Cumulative...........................          31.7%            6.2%         17.6%         15.7%

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

     As of December 31,2001 the cumulative one year gap position was asset sensitive, approximately 6.2% of earning assets. The table above reflects that the Bank has an asset repricing gap of $59,732,000 at 3 months and an asset repricing gap of $14,432,000 at one year. The Bank's gap position indicates that within one year the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank's current GAP position and interest rate exposure and will continue to invest in assets and fund liabilities with the intent of maintaining a neutral GAP position. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

                               Market Value of
Change in Interest Rates          Portfolio           Percent           Net Interest          Percent
                                  Equity(1)           Change             Income(2)            Change
                              -------------------  ---------------    -----------------    --------------
     300 basis point rise          $32,250             (37.4)%             $23,630                6.4%
     200 basis point rise           38,331             (25.6)               23,122                4.1
     100 basis point rise           45,551             (11.6)               22,650                2.0
     Base rate                      51,509               -                  22,206                -
     100 basis point decline        55,062               6.9                21,247               (4.3)
     200 basis point decline        58,883              14.3                20,082               (9.6)
     300 basis point decline        62,925              22.2                18,440              (16.7)

(1)	Simulation analyses calculate the change in the net present value of the Company's assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.
(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

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

Liquidity

      Liquidity management is also a significant responsibility of the ALCO. The objective of liquidity management is to ensure the availability of funds to meet the demands of depositors and borrowers. The primary sources of liquidity include the repayment of customer loans, maturity of and repayment of Bank investments, deposits, and borrowings. The Bank also has at its disposal the ability to borrow funds from other banks, borrow funds from the Federal Home Loan Bank, and purchase brokered certificates of deposits from outside the Bank's market area. Advances from the Federal Home Loan Bank increased by $1.2 million and the use of brokered certificates of deposit increased by $3.1 million in 2001 compared to 2000.

      Net cash flows from operating activities declined significantly in 2001 to $2.8 million cash used from $8.3 million provided in 2000. The decline was almost completely attributable to an increase in loans-held-for-sale at December 31, 2001. This increase reflects the significant number of mortgage closings in the closing days of December, 2001.

      Cash flows from financing activities reflect an increase in both the purchases and proceeds of available-for-sale securities. The sharp decline in interest rates has resulted in an increase of principal repayments on mortgage-backed securities. The increased cash flows were re-invested in similar securities. Net loan growth declined from $61 million in 2000 to $33 million in 2001. This decline reflects the economic slow down and tightening of credit standards on consumer loans.

      The $38 million decline in cash flows from financing activities reflects the lower funding needs resulting from the decline in net loan growth explained above. During 2001, brokered time deposits increased $3.1 million compared to an increase of $52.9 million in 2000.

      Next years cash flow from operations and other borrowings are expected to be adequate to meet the needs of the Company.

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

Selected Quarterly Financial Data (Unaudited):
(in thousands, except per share data)

                                                                 Three Months Ended
------------------------------------------------------------------------------------------------------------
                                           March 31          June 30        September 31      December 31
------------------------------------------------------------------------------------------------------------
Year Ending December 31, 2001
------------------------------------------------------------------------------------------------------------
Total Assets                                $470,007          $475,573         $489,473          500,782
------------------------------------------------------------------------------------------------------------
Net Interest Income                            4,285             4,662            5,018            5,346
------------------------------------------------------------------------------------------------------------
Provision for Loan Losses                        525               610              565            1,325
------------------------------------------------------------------------------------------------------------
Net Income                                     1,244             1,455            1,848            1,469
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Earnings per Share                                .61              .72               .90            .73
------------------------------------------------------------------------------------------------------------
Book Value per Share                            22.86            23.12             24.10          24.24
------------------------------------------------------------------------------------------------------------
Return on Average Assets                         1.09%            1.24%             1.51%          1.17%
------------------------------------------------------------------------------------------------------------
Return on Stockholders' Equity                  11.06%           12.41%            15.25%         11.71%
------------------------------------------------------------------------------------------------------------
Efficiency Ratio                                57.97%           56.15%            51.38%         57.41%
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Year Ending December 31, 2000
------------------------------------------------------------------------------------------------------------
Total Assets                               $ 396,913         $ 416,548        $ 429,146        $ 457,004
------------------------------------------------------------------------------------------------------------
Net Interest Income                            4,030             4,148            4,260            4,243
------------------------------------------------------------------------------------------------------------
Provision for Loan Losses                        330               470              400            1,920
------------------------------------------------------------------------------------------------------------
Net Income                                       994             1,258            1,397              321
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Earnings per Share                                .49              .62               .68            .16
------------------------------------------------------------------------------------------------------------
Book Value per Share                            20.64            20.72             21.89          21.95
------------------------------------------------------------------------------------------------------------
Return on Average Assets                         1.04%            1.24%             1.31%           .26%
------------------------------------------------------------------------------------------------------------
Return on Stockholders' Equity                   9.61%           12.03%            12.83%          3.02%
------------------------------------------------------------------------------------------------------------
Efficiency Ratio                                63.97%           55.21%            56.38%         59.95%
------------------------------------------------------------------------------------------------------------

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

      The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (See "Market Risk" from Item 7). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Company has no market risk sensitive instruments held for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	TABLE OF CONTENTS

PAGE
Independent Auditors' Reports	28
Consolidated Financial Statements
Consolidated Balance Sheets	30
Consolidated Statements of Income	31
Consolidated Statements of Comprehensive Income	32
Consolidated Statements of Changes in Stockholders' Equity	33
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35-51

Independent Auditor's Report

To the Board of Directors and Stockholders
O.A.K Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of O.A.K Financial Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K Financial Corporation and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Grand Rapids, Michigan
January 28, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiary
Byron Center, Michigan

We have audited the accompanying consolidated balance sheet of O.A.K. Financial Corporation and Subsidiary as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of O.A.K. Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Grand Rapids, Michigan
January 26, 2001

O.A.K. FINANCIAL CORPORATION AND SUBDISIARY	CONSOLIDATED BALANCE SHEETS
                                                                                December 31,
                                                                 -------------------------------------------
      ASSETS                                                             2001                   2000
                                                                 --------------------   --------------------
Cash and due from banks                                              $12,051,503            $10,759,837
Federal funds sold                                                             -              6,000,000
                                                                    ------------           ------------
Cash and cash equivalents                                             12,051,503             16,759,837
Available-for-sale securities                                         79,080,306             74,446,393
Total Loans                                                          379,345,186            347,293,451
Allowance for loan losses                                             (6,982,779)            (4,874,020)
                                                                    ------------           ------------
Net Loans                                                            372,362,407            342,419,431

Loans held for sale                                                   11,456,287                725,857
Accrued interest receivable                                            3,484,633              3,445,573
Premises and equipment, net                                           12,586,367             12,293,881
Restricted investments                                                 2,900,000              2,710,000
Other assets                                                           6,860,483              4,202,688
                                                                    ------------           ------------
Total assets                                                        $500,781,986           $457,003,660
                                                                    ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Interest bearing                                               $310,631,041           $293,593,320
     Non-interest bearing                                             48,322,935             44,559,923
                                                                    ------------           ------------
Total deposits                                                       358,953,976            338,153,243

Securities sold under agreements to repurchase and
federal funds purchased                                               51,162,712             32,233,984
Borrowed funds                                                        37,036,681             38,455,955
Other liabilities                                                      4,345,794              3,531,662
                                                                    ------------           ------------
Total liabilities                                                    451,499,163            412,374,844

Stockholders' equity
     Common stock, $1 par value; 4,000,000 shares authorized,
        shares issued and outstanding: 2,040,532 at December 31,
        2001 and 2,041,775 at December 31, 2000                        2,040,532              2,041,775
     Additional paid-in capital                                        6,302,538              6,265,446
     Retained earnings                                                40,396,147             36,280,076
     Accumulated other comprehensive income                              916,256                483,869
     Unallocated common stock held by ESOP                              (372,650)              (442,350)
                                                                    ------------           ------------
Total stockholders' equity                                            49,282,823             44,628,816
                                                                    ------------           ------------
Total liabilities and stockholders' equity                          $500,781,986          $ 457,003,660
                                                                    ============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                                      -30-

  O.A.K. FINANCIAL CORPORATION                               CONSOLIDATED STATEMENTS OF INCOME
         AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                                         -------------------------------------------------
                                                               2001            2000              1999
                                                         ------------     --------------    --------------
Interest income
     Loans                                               $31,447,999        $28,942,504       $21,656,573
     Available-for-sale securities                         4,335,313          4,003,757         3,264,615
     Restricted investments                                  196,963            201,369           106,473
     Federal funds sold                                      139,476             24,589            52,644
                                                         -----------        -----------       -----------
Total interest income                                     36,119,751         33,172,219        25,080,305
                                                         -----------        -----------       -----------                                                         ===========        ===========       ===========
Interest expense
     Deposits                                             13,092,938         11,888,486         8,368,069
     Borrowed funds                                        2,583,850          3,159,406         1,327,843
     Securities sold under agreements to repurchase        1,132,235          1,442,904           832,353
                                                         -----------        -----------       -----------
Total interest expense                                    16,809,023         16,490,796        10,528,265
                                                         -----------        -----------       -----------
Net interest income                                       19,310,728         16,681,423        14,552,040

Provision for loan losses                                  3,025,000          3,120,000         1,250,000
                                                         -----------        -----------       -----------
Net interest income after provision for
     loan losses                                          16,285,728         13,561,423        13,302,040
                                                         -----------        -----------       -----------
Non-interest income
     Service charges                                       1,573,933          1,353,040           811,369
     Net gain on sales of loans held for sale              1,924,467            344,111           599,935
     Loan servicing fees                                      25,281            152,639           148,042
     Net gain on sales of available-for-sale securities      300,090            213,287           532,915
     Insurance premiums                                    1,007,243            960,907         1,042,618
     Brokerage fees                                          303,695            310,318           321,615
     Other                                                   247,185            263,701           164,311
                                                         -----------        -----------       -----------
Total non-interest income                                  5,381,894          3,598,003         3,620,805
                                                         -----------        -----------       -----------
Non-interest expenses
     Salaries                                              6,201,895          5,416,446         4,948,945
     Employee benefits                                     1,513,834          1,233,611           984,104
     Occupancy                                             1,015,564            918,782           880,846
     Furniture and fixtures                                1,063,756          1,144,496           846,828
     Other                                                 4,212,948          3,343,953         2,942,129
                                                         -----------        -----------       -----------
Total non-interest expenses                               14,007,997         12,057,288        10,602,852
                                                         -----------        -----------       -----------
Income before federal income taxes                         7,659,625          5,102,138         6,319,993

Federal income taxes                                       1,644,000          1,132,000         1,791,000
                                                         -----------        -----------       -----------
Net income                                                $6,015,625         $3,970,138        $4,528,993
                                                         ===========        ===========       ===========
Income per common share:
     Basic                                                     $2.96             $1.95             $2.23
                                                               =====             =====             =====
     Diluted                                                   $2.96             $1.95             $2.23
                                                               =====             =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                                      -31-

     O.A.K. FINANCIAL CORPORATION                                    CONSOLIDATED STATEMENTS OF
           AND SUBSIDIARY                                              COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------

                                                                        Year Ended December 31
                                                       --------------------------------------------------------
                                                           2001                2000                  1999
                                                       --------------    ----------------     -----------------
Other comprehensive income (loss)

Unrealized gains (losses) on available-
     for-sale securities arising during the year           $955,477          $1,889,683          $(1,676,862)

Reclassification adjustment for realized
     gains included in net income                           300,090             213,287               532,915
                                                          ---------          ----------          ------------
Other comprehensive income (loss)
     before income taxes                                    655,387           1,676,396            (2,209,777)

Income taxes (benefit) related to
     other comprehensive income                             223,000             570,000              (751,000)
                                                          ---------          ----------          ------------

Other comprehensive income (loss)                           432,387           1,106,396            (1,458,777)

Net income                                                6,015,625           3,970,138             4,528,993
                                                          ---------          ----------          ------------
Comprehensive income                                     $6,448,012          $5,076,534            $3,070,216
                                                          ---------          ----------          ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      -32-

    O.A.K. FINANCIAL CORPORATION                                        CONSOLIDATED STATEMENTS OF
        AND SUBSIDIARY                                               CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

                                                                         Year Ended December 31
                                                            ------------------------------------------------
                                                                2001              2000               1999
                                                           -------------     --------------    -------------

Shares of common stock issued and outstanding
     Balance, beginning of year                              2,041,775          2,041,775         2,000,000
     Common stock forfeitures                                   (2,000)                 -                 -
     Common stock issued                                           757                  -            13,000
     Issuance of common stock for business combination               -                  -            28,775
                                                            ----------         ----------        ----------
     Balance, end of year                                    2,040,532          2,041,775         2,041,775
                                                            ==========         ==========        ==========
Common stock
     Balance, beginning of year                             $2,041,775         $2,041,775        $2,000,000
     Common stock forfeitures                                   (2,000)                 -                 -
     Common stock issued                                           757                  -            13,000
     Issuance of common stock for business combination               -                  -            28,775
                                                            ----------         ----------        ----------
     Balance, end of year                                    2,040,532          2,041,775         2,041,775
                                                            ----------         ----------        ----------
Additional paid-in-capital
     Balance, beginning of year                              6,265,446          6,259,681         5,622,680
     Issuance of common stock                                   37,092                  -           637,001
     Allocation of ESOP shares                                       -              5,765                 -
                                                            ----------         ----------        ----------
     Balance, end of year                                    6,302,538          6,265,446         6,259,681
                                                            ----------         ----------        ----------
Retained earnings
     Balance, beginning of year                             36,280,076         34,078,585        31,494,055
     Accumulated deficit in business combination                     -                  -          (270,207)
     Net income                                              6,015,625          3,970,138         4,528,993
     Cash dividends                                         (1,899,554)        (1,768,647)       (1,674,256)
                                                            ----------         ----------        ----------
     Balance, end of year                                   40,396,147         36,280,076        34,078,585
                                                            ----------         ----------        ----------
Accumulated other comprehensive (loss) income
     Balance, beginning of year                                483,869           (622,527)          836,250
     Other comprehensive income (loss)                         432,387          1,106,396        (1,458,777)
                                                            ----------         ----------        ----------
     Balance, end of year                                      916,256            483,869          (622,527)
                                                            ----------         ----------        ----------
Unallocated common stock held by ESOP
     Balance, beginning of year                               (442,350)          (500,000)                -
     Unearned ESOP compensation                                      -                  -          (500,000)
     Allocation of ESOP shares                                  69,700             57,650                 -
                                                            ----------         ----------        ----------
     Balance, end of year                                     (372,650)          (442,350)         (500,000)
                                                            ----------         ----------        ----------
Total stockholders' equity                                 $49,282,823        $44,628,816       $41,257,514
                                                            ----------         ----------        ----------

The accompanying notes are an integral part of these consolidated financial statements.

                                      -33-

     O.A.K. FINANCIAL CORPORATION                                   CONSOLIDATED STATEMENTS OF
         AND SUBSIDIARY                                                  CASH FLOWS
--------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                               -----------------------------------------------
                                                                     2001           2000            1999
                                                               --------------  -------------    --------------
Cash flows from operating activities
  Net income                                                    $6,015,625       $3,970,138       $4,528,993
  Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                            1,048,634        1,108,809          916,515
        Provision for loan losses                                3,025,000        3,120,000        1,250,000
        Proceeds from sales of loans held for sale             107,606,050       20,568,196       45,364,562
        Originations of loans held for sale                   (116,412,013)     (20,317,904)     (40,716,703)
        Net gain on sales of available-for-sale securities        (300,090)        (213,287)        (532,915)
        Net gain on sales of loans held for sale                (1,924,467)        (344,111)        (599,935)
        Net amortization of investment premiums                    177,358          112,885          163,506
        (Gain) loss on sales of property and equipment               8,475          (65,500)           7,769
        Deferred income taxes (benefit)                           (905,000)        (743,000)         (85,000)
        Changes in operating assets and liabilities
             which (used) provided cash
        Accrued interest receivable                                (39,060)        (728,736)         (690,652)
        Other assets                                            (1,977,795)         179,631          (186,327)
        Other liabilities                                          883,832        1,688,352          (304,994)
                                                                ----------      -----------        ----------
Net cash (used in) provided by operating activities             (2,793,451)       8,335,473         9,114,819
                                                                ----------      -----------        ----------
Cash flows from investing activities
  Available-for-sale securities
     Proceeds from maturities                                   29,648,233        8,331,637        11,425,763
     Proceeds from sales                                         4,130,670          968,939         3,313,371
     Purchases                                                 (37,634,697)     (20,320,276)      (23,146,715)
  Purchases of restricted investments                             (190,000)        (710,000)         (736,100)
  Net increase in loans held for investment                    (32,967,976)     (61,260,242)      (66,275,365)
  Purchases of premises and equipment                           (2,090,988)      (2,874,735)       (4,361,920)
  Proceeds from the sale of premises and equipment                 741,393          156,115            11,858
                                                                ----------      -----------        ----------
Net cash used in investing activities                          (38,363,365)     (75,708,562)      (79,769,108)
                                                                ----------      -----------        ----------
Cash flows from financing activities
  Net increase in deposits                                      20,800,733       83,987,195        36,875,241
  Net (decrease) increase in TT&L note                          (2,576,782)        (509,820)        2,447,197
  Proceeds from FHLB borrowings                                 15,400,000       22,800,000        20,000,000
  Repayments of FHLB borrowings                                (14,200,000)     (16,000,000)       (4,000,000)
  Net other borrowed funds (repayments)                            (42,492)         (39,824)          (54,065)
  Net increase (decrease) in securities sold under
     agreements to repurchase and fed funds purchased           18,928,728      (14,390,367)       18,051,047
  Dividends paid                                                (1,899,554)      (1,768,647)       (1,674,256)
  Proceeds from issuance of common stock                                 -                -           150,001
  Proceeds from stock options exercised                             37,849                -                 -
                                                                ----------      -----------        ----------
Net cash provided by financing activities                       36,448,482       74,078,537        71,795,165
                                                                ----------      -----------        ----------
Net increase in cash and cash equivalents                       (4,708,334)       6,705,448         1,140,876

Cash and cash equivalents, beginning of year                    16,759,837       10,054,389         8,913,513
                                                                ----------      -----------        ----------
Cash and cash equivalents, end of year                         $12,051,503      $16,759,837       $10,054,389
                                                               ===========      ===========       ===========
Supplementary cash flows information
  Interest paid                                                $17,195,069      $15,762,060       $10,320,794
  Income taxes paid                                              2,740,000        1,869,167         1,948,430

The accompanying notes are an integral part of these consolidated financial statements.

                                      -34-
O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Use of Estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

      Accounting Policies - The accounting policies used in the preparation of the accompanying consolidated financial statements conform to predominant banking industry practices. The principles, which materially affect the determination of the Corporation's consolidated financial position or results of operations, are summarized as follows:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The Corporation maintains deposit accounts in various financial institutions, which generally exceed FDIC insured limits or are not insured. Management believes the Corporation is not exposed to any significant interest rate or other financial risk as a result of these deposits.

Available-For-Sale Securities

      Available-for-sale securities are recorded at their estimated fair value. Net unrealized appreciation and depreciation, net of the effect of deferred income taxes is reported in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of securities below cost that are determined to be other than temporary are reflected in earnings as realized losses. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Investment and Related Income

      Loans are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as scheduled. When the accrual of interest is discontinued, all uncollected accrued interest is reversed. Interest income on such loans is recognized only to the extent cash payment is received. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as non-accrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

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

      The Bank currently retains servicing on all loans originated and sold into the secondary market. Originated mortgage servicing rights ("OMSR") retained are recognized for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment rate of the underlying mortgage. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a decrease in carrying value.

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

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line and accelerated methods based upon the useful lives of related assets, which generally range from 5 to approximately 40 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

Net Income Per Share

      Net income per share of common stock is calculated on the basis of the weighted average number of common shares outstanding including shares allocated under the employee stock ownership plan, which was approximately 2,035,000 in 2001, 2,034,000 in 2000 and 2,031,000 in 1999 and the assumed exercise of the outstanding stock options were not considered in the calculation of diluted earnings per share because their effect was anti-dilutive.

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

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

      Certain amounts on the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Segment Reporting

      The Company provides a broad range of financial products and services through its branch network in West Michigan. While the Company's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's operations are considered by Management to be aggregated in one reportable operating segment.

2. AVAILABLE-FOR-SALE SECURITIES

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

                                                               Gross             Gross
                                         Amortized          Unrealized         Unrealized            Fair
2001                                        Cost               Gains             Losses              Value
                                     -----------------  ----------------   ---------------    ---------------
Mortgage-backed securities                $52,577,876           $731,739           $60,197       $53,249,418
States and political subdivisions          24,234,969            660,464            38,647        24,856,786
Other                                         879,198            106,640            11,736           974,102
                                     -----------------  ----------------   ---------------    ---------------
Total                                     $77,692,043         $1,498,843          $110,580       $79,080,306
                                     =================  ================   ===============    ===============

2000

U.S. government and
     federal agency                       $10,430,632           $  1,295          $ 77,550       $10,354,377
Mortgage-backed securities                 37,305,026            286,161           161,428        37,429,759
States and political subdivisions          25,188,019            486,964            60,352        25,614,631
Other                                         789,068            265,675             7,117         1,047,626
                                     -----------------  ----------------   ---------------   ----------------
Total                                     $73,712,745         $1,040,095         $ 306,447       $74,446,393
                                     =================  ================   ===============   ================

      The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2001 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Amortized             Fair
                                                                       Cost               Value
                                                                 ----------------    ----------------
     Due in one year or less                                          $2,268,217         $2,293,352
     Due after one year through five years                             7,820,079          8,091,473
     Due after five years through ten years                           12,307,319         12,650,963
     Due after ten years                                               2,718,551          2,795,099
                                                                ----------------    ----------------

     Subtotal                                                         25,114,166         25,830,887
     Mortgage-backed securities                                       52,577,877         53,249,419
                                                                ----------------    ----------------

     Total                                                           $77,692,043        $79,080,306
                                                                ================    ================

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment income from taxable and nontaxable securities for the years ended December 31, is as follows:

                                    2001               2000               1999
                             ----------------    --------------    ---------------
     Taxable                       $3,095,141       $2,815,554        $2,173,429
     Nontaxable                     1,240,172        1,188,203         1,091,186
                             ----------------    --------------    ---------------

     Total                         $4,335,313       $4,003,757        $3,264,615
                             ================    ==============    ===============

The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

                                                  2001              2000             1999
                                             -------------     -------------    -------------
     Gross realized gains                         $301,458         $217,785          $532,915
     Gross realized losses                          (1,368)          (4,498)                -
                                             -------------     -------------    -------------
           Net realized gain on sales of
          available-for-sale securities           $300,090         $213,287          $532,915
                                             =============     =============    =============

      The tax provision, applicable to these net realized gains, amounted to approximately $102,000, $73,000 and $181,000 during 2001, 2000 and 1999, respectively.

      Investment securities with carrying values of approximately $78,106,000 and $72,356,000 at December 31, 2001 and 2000, respectively, were pledged to secure borrowing arrangements disclosed in notes 7 and 8 or for other purposes as required or permitted by law.

3. LOANS

Major loan classifications at December 31 are as follows:

                                                                      2001                 2000
                                                               -----------------    -----------------

     Commercial real estate                                         $196,863,957         $165,977,721
     Residential real estate                                          49,960,794           53,644,229
     Commercial                                                       60,667,282           64,511,214
     Consumer                                                         71,853,153           63,160,287
                                                               -----------------    -----------------

     Total loans receivable                                          379,345,186          347,293,451

     Less allowance for loan losses                                    6,982,779            4,874,020
                                                               -----------------    -----------------

     Loans receivable, net                                          $372,362,407         $342,419,431
                                                               =================    =================

At December 31, 2001, scheduled maturities of loans with fixed rates of interest are as follows:

     One year or less                                                      $34,747,893
     One to five years                                                     199,314,510
     Over five years                                                        42,158,653
                                                                     ------------------
     Total                                                                $276,221,056
                                                                     ==================

      The Bank services loans for others, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and processing foreclosures. Loans being serviced for others as of December 31, 2001 and 2000, approximated $199,000,000 and $152,000,000, respectively; such loans are not included in the accompanying consolidated balance sheets.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes mortgage servicing rights capitalized and amortized and the fair value of mortgage servicing rights included in other assets in the accompanying consolidated balance sheets as of December 31:

                                                         2001                2000                1999
                                                  -----------------    ----------------    ----------------
    Balance, beginning of year                          $1,223,808        $1,215,373         $  918,093
      Mortgage servicing rights capitalized              1,162,497           223,465            491,995
      Amortization                                        (444,780)         (215,030)          (194,715)
                                                   ----------------    ----------------    ----------------
    Balance, end of year                                $1,941,525        $1,223,808         $1,215,373
                                                   ================    ================    ================

The following is a summary of information pertaining to impaired loans as of December 31:

                                                                      2001                 2000
                                                               -----------------    ----------------
    Impaired loans without a valuation allowance                        $324,952         $         -
    Impaired loans with a valuation allowance                          8,484,210           2,685,702
                                                               -----------------    ----------------
    Total impaired loans                                              $8,809,162          $2,685,702
                                                               =================    ================
    Valuation allowance related to impaired loans                     $1,622,659            $699,334
                                                               =================    ================

                                                              2001             2000              1999
                                                         -------------    -------------     --------------
    Average investment in impaired loans                  $8,731,084       $2,618,756         $1,607,204

    Interest income recognized on impaired loans
    (no interest income was recognized on the cash
    basis)                                                  $580,298        $172,775            $151,414

      All payments applied to impaired loans are recorded as a reduction in principal balance, when the impaired loan is in non-accrual status.

4. ALLOWANCE FOR LOAN LOSSES

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                     2001                  2000                1999
                                               -----------------    -----------------    ----------------
     Balance, beginning of year                       $4,874,020           $3,550,553          $2,879,376

     Provision for loan losses                         3,025,000            3,120,000           1,250,000
     Recoveries                                          262,859              245,826              91,451
     Loans charged off                                (1,179,100)          (2,042,359)           (670,274)
                                               ------------------    -----------------    ----------------
                Balance, end of year                   6,982,779           $4,874,020          $3,550,553
                                               ==================    =================    ================

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                                     2001                 2000
                                                                -----------------    ----------------
     Land                                                             $2,555,231          $2,130,069
     Buildings and improvements                                       10,599,636          10,118,577
     Furniture and equipment                                           5,955,322           5,769,263
                                                                -----------------    ----------------

     Total premises and equipment                                     19,110,189          18,017,909

            Less accumulated depreciation                              6,523,822           5,724,028
                                                                -----------------    ----------------

     Premises and equipment, net                                     $12,586,367         $12,293,881
                                                                =================    ================

6. DEPOSITS

The following is a summary of the distribution of time deposits at December 31:

                                                                       2001                 2000
                                                                -----------------    -----------------
       Time, $100,000 and over                                       $48,005,633          $46,362,916
       Other time                                                     99,179,615          101,128,485
       Brokered time deposits, $100,000 and over                      56,010,000           52,915,000
                                                                -----------------    -----------------
     Total interest bearing                                         $203,195,248         $200,406,401
                                                                =================    =================

At December 31, 2001, scheduled maturities of time deposits are as follows:

     2002                                                                         $119,837,204
     2003                                                                           29,089,076
     2004                                                                           22,328,082
     2005                                                                           16,173,614
     2006                                                                            7,574,272
     2007                                                                            4,097,000
     2008                                                                            1,000,000
     2009                                                                            2,096,000
     2010                                                                            1,000,000
                                                                              -----------------

     Total time deposits                                                          $203,195,248
                                                                              =================

      Interest expense on time deposits issued in denominations of $100,000 or more was approximately $5,566,310 in 2001, $3,874,000 in 2000 and $1,365,000 in 1999.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BORROWED FUNDS

Borrowed funds at December 31, consist of the following obligations:

                                                                      2001                 2000
                                                                -----------------    -----------------

     Federal Home Loan Bank advances                                 $36,000,000          $34,800,000
     Treasury tax and loan note                                          913,398            3,490,180
     Other borrowings                                                    123,283              165,775
                                                                -----------------    -----------------

     Total borrowed funds                                            $37,036,681          $38,455,955
                                                                =================    =================

      The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government agency securities with a combined carrying value of approximately $47,071,000 and $40,869,000 at December 31, 2001 and 2000, respectively; the maximum outstanding at any month end was $40,000,000 and $39,800,000, respectively; the average daily balance was $37,110,000 and $36,019,000, respectively; the average interest rate was 6.48% and 6.17% respectively.

      The Treasury Tax and Loan Note is collateralized by U.S. government agency securities with a carrying value of approximately $5,353,000 and $6,314,000 at December 31, 2001 and 2000, respectively. The Treasury Tax and Loan Note is a daily borrowing with the Federal Reserve Bank, due on demand at 25 basis points below the national federal fund interest rate (1.75% at December 31, 2001). The Treasury Tax and Loan Note had a carrying value and fair value as of December 31, 2001 and 2000 of $913,398 and $3,490,180, respectively; the maximum outstanding at any month end was $4,022,000 and $4,541,000, respectively; the average daily balance was $1,799,000 and $1,622,000, respectively; the average interest rate was 3.45% and 3.80% respectively.

The Federal Home Loan Bank advances at December 31, 2001 and their contractual maturities are as follows:

                                                                              2001
                                                                         ---------------
               Fixed rate advances:
               Due in 2002                                                    6,000,000
               Due in 2003                                                    1,000,000
               Due in 2004                                                    8,200,000
               Due in 2005                                                    1,000,000
               Due in 2006                                                    2,000,000
               Due in 2007                                                    1,000,000
               Due in 2010                                                   16,800,000
                                                                         ---------------

               Total long-term debt                                         $36,000,000
                                                                         ===============

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

      Securities sold under agreements to repurchase at December 31, 2001 and 2000 mature within one day from the transaction date and have an average interest rate of 2.94% and 5.03%, respectively. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $51,484,000 and $43,847,000 at December 31, 2001 and 2000, respectively. Such securities remain under the control of the Bank. The maximum amount outstanding at any month end during the years ended December 31, 2001 and 2000 was $44,580,000 and $36,045,000, respectively; the daily average balance was $38,574,000 and $28,976,000, respectively.

      Federal Funds Purchased had a carrying value and fair value as of December 31, 2001 and 2000 of $10,150,000 and $0, respectively; the maximum outstanding at any month end was $12,200,000 and $24,000,000, respectively; the average daily balance was $2,543,000 and $12,899,000, respectively; the average interest rate was 4.17% and 6.39% respectively.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended December 31 consists of:

                                                 2001                  2000               1999
                                         ------------------    -----------------   ----------------
Current                                         $2,549,000            $1,875,000        $1,876,000
Deferred (benefit)                                (905,000)             (743,000)          (85,000)
                                          ------------------    -----------------   ----------------

Federal income tax expense                      $1,644,000            $1,132,000        $1,791,000
                                          ==================    =================   ================
A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:
                                                      2001                 2000                1999
                                                ------------------    ----------------    ----------------
Statutory rate applied to income
  before income taxes                                $2,604,000          $1,734,727          $2,148,798
Effect of tax-exempt interest
  income                                               (407,000)           (354,990)           (341,898)
Change in valuation allowance
                                                       (439,000)           (260,000)            (20,000)
Other - net                                            (114,000)             12,263               4,100
                                                 ------------------    ----------------    ----------------

Federal income tax expense                           $1,644,000          $1,132,000          $1,791,000
                                                 ==================    ================    ================

      The net deferred income tax asset as of December 31, is comprised of the tax effect of the following temporary differences:

                                                                        2001                2000
                                                                    ---------------     ---------------
Deferred tax assets
  Allowance for loan losses                                           $2,106,000          $1,555,000
  Deferred compensation plan                                             465,000             301,000
  Deferred loan fees                                                     108,000               1,000
                                                                    ---------------     ---------------
Total deferred tax assets                                              2,679,000           1,857,000
Valuation allowance                                                            -            (439,000)
                                                                    ---------------     ---------------

          Net deferred tax assets                                      2,679,000           1,418,000
                                                                    ---------------     ---------------
Deferred tax liabilities
  Depreciation                                                          (165,000)            (73,000)
  Discount accretion                                                     (20,000)            (31,000)
  Other                                                                  (31,000)                  -
  Loan servicing rights                                                 (660,000)           (416,000)
                                                                    ---------------     ---------------

Total deferred tax liabilities                                          (876,000)           (520,000)
                                                                    ---------------     ---------------
Net deferred tax assets entering into the determination
  of the provision for federal income taxes                            1,803,000             898,000

Additional deferred tax (liability) asset related to
  other comprehensive income                                            (472,000)           (249,000)
                                                                    ---------------     ---------------
           Net deferred tax asset included in other assets
  on the accompanying consolidated balance sheets                     $1,331,000           $ 649,000
                                                                    ===============     ===============

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS

Loans

      Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $8,122,000 and $4,577,000 at December 31, 2001 and 2000, respectively; new loans and repayments during 2001 were approximately $5,202,000 and $1,657,000, respectively.

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

     At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                 Contract Amount
                                                       -------------------------------------
                                                            2001                2000
                                                       ----------------    ----------------
Commitments to grant loans                                 $33,871,000         $29,949,000
Unfunded commitments under lines of credit                  87,712,000          82,352,000
Commercial and standby letters of credit                     4,471,000           3,406,000

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

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2000 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                       Minimum To Be Well
                                                                                       Capitalized Under
                                                           Minimum Capital             Prompt Corrective
                                       Actual                Requirement               Action Provisions
                                 ------------------     ---------------------        ---------------------
                                  Amount     Ratio         Amount      Ratio            Amount     Ratio
                              --------   -------       --------    -------          --------   --------
                                                        (Dollars in thousands)
As of December 31, 2001
Total capital to risk
  weighted assets
   Consolidated                  $52,860    13.17%        $32,120       8.0%        $     N/A        N/A%
   Bank                           52,173    13.01          32,082       8.0            40,102        10.0
Tier 1 capital to risk
  weighted assets
   Consolidated                   47,761    11.90%         16,060       4.0               N/A         N/A
   Bank                           47,137    11.76          16,041       4.0            24,061         6.0
Tier 1 capital to
  average assets
   Consolidated                   47,761    10.01%         19,130       4.0               N/A         N/A
   Bank                           47,137     9.87          19,103       4.0            23,877         5.0

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Minimum To Be Well
                                                                                        Capitalized Under
                                                            Minimum Capital            Prompt Corrective
                                       Actual                 Requirement              Action Provisions
                                ------------------       -------------------          ------------------
                                 Amount     Ratio         Amount      Ratio            Amount     Ratio
                                --------   -------       --------    -------          --------   -------
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

      The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2001 and 2000, those required reserve balances were $4,851,000 and $3,215,000, respectively.

      The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years. The amount that was not subject to this restriction is approximately $10,776,000 at January 1, 2002. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

13. EMPLOYEE BENEFIT PLANS

      The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 2% of employees' eligible wages.

      The Corporation maintains a Profit Sharing Plan covering substantially all employees. The Corporation's contribution to the profit sharing plan is based on defined performance targets established annually by the board of directors.

      The Corporation maintains an internally leveraged Employee Stock Ownership Plan (ESOP) covering substantially all employees. The Corporation makes annual contributions equal to at least the ESOP's debt service less dividends received by the ESOP. The original loan will be repaid over a period of 10 years. The dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The shares pledged as collateral are reported as unallocated common stock held by the ESOP in the equity section of the balance sheet. As shares are released they become outstanding for earnings per share computations.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ESOP shares as of December 31 were as follows:
                                                   2001                 2000                 1999
                                               ----------------    -----------------    -----------------
       Allocated shares                               2,547                1,153                    -
       Shares released for allocation                   928                1,394                1,153
       Unreleased shares                              6,525                7,453                8,847
                                               ----------------    -----------------    -----------------
       Total ESOP shares                             10,000               10,000               10,000
                                               ================    =================    =================

      The total Corporation contributions to the 401(k) match, profit sharing plan and ESOP were $345,062, $319,367 and $274,035 for 2001, 2000 and 1999, respectively.

      Stock Compensation and Stock Option Plans - The Corporation maintains stock option plans for non-employee directors (the Director's Plan) and employees and officers of the Corporation and its' subsidiaries (the Employees' Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 165,000 options under the Employees' Plan and up to 35,000 options under the Directors' Plan.

      Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2001, 13,400 options were awarded with an exercise price of $50.00 per share. During 2000, 12,127 options were awarded with an exercise price of $55.00 per share.

The following tables summarize information about stock option transactions:

                                           2001                       2000                     1999
                                  ----------------------    ------------------------   ----------------------
                                                Average                     Average                   Average
                                                Option                       Option                   Option
                                   Shares        Price        Shares         Price      Shares        Price
                                 ----------    ---------    ----------     ---------   ---------    ---------
Outstanding, beginning of year     22,484       $52.53         11,750        $50.00           -           $ -

Granted                            13,400        50.00         12,127         55.00      11,750         50.00

Exercised                            (757)       50.00              -             -           -             -

Forfeited/expired                    (732)       50.00         (1,393)       (52.72)          -             -
                                 ----------    ----------    ----------     ---------   --------    ---------
Outstanding, end of year           34,395        51.65         22,484         52.53      11,750         50.00
                                 ==========    ==========    ==========     =========   ========    =========
Exercisable, end of year           21,727       $52.62         11,114        $50.00           -     $       -
                                 ==========    ==========    ==========     =========   ========    =========

                                                         Options Outstanding
                                              --------------------------------------           Number of
                                                    Number              Wgt. Avg.               Options
      Exercise                                   Outstanding            Remaining             Exercisable
        Price                                   Dec. 31, 2001      Contractual Life           Dec. 31, 2001
  ------------------                          -----------------    -------------------    ------------------
          $50                                       23,025             8.2 years                 10,357
          $55                                       11,370             8.0 years                 11,370
                                              ------------         -------------------    ------------------
         Total                                      34,395             8.1 years                 21,727
                                              ============         ===================    ==================

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      All options expire 10 years after the date of the grant; 137,848 shares are reserved for future issuance under the Stock Compensation Plan and 27,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

      Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

      Had compensation costs for the Corporation's stock option plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                   2001               2000             1999
                                                                 -------------    -------------     ------------
Net Income                                  As Reported              6,015            3,970            4,529
                                            Pro Forma                5,939            3,858            4,421

Earnings Per Share                          As Reported               2.96             1.95             2.23
                                            Pro Forma                 2.92             1.89             2.18

Earnings Per Share - assuming dilution      As Reported               2.96             1.95             2.23
                                            Pro Forma                 2.92             1.89             2.18
      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                       2001                   2000                  1999
                                                -------------------    -------------------    ------------------
Dividend yield                                         1.97%                  1.66%                 1.45%
Expected life                                        9 years                9 years               9 years
Expected volatility                                    4.80%                  3.49%                 3.49%
Risk-free interest rate                                5.07%                  5.12%                 6.45%
Weighted-average fair value per share of options
    granted during the year                          $16.77                 $13.44                 $9.63

      Deferred Compensation - The Bank sponsors a deferred compensation plan for all directors who wish to participate. The cost of the plan was $197,000, $179,000 and $204,000 in 2001, 2000 and 1999, respectively. The accrued benefit obligation for this plan was $1,368,208 and $820,952 as of December 31, 2001 and 2000, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

14. CONTINGENCIES

      The Bank is party to litigation arising in the normal course of business. In the opinion of management, based on consultation with legal counsel, liabilities from such litigation, if any, would not have a material effect on the Corporation's consolidated financial statements. As a result of acquiring real estate from foreclosure proceedings, the Bank is subject to potential claims and possible legal proceedings involving environmental matters. No such claims have been asserted at December 31, 2001.

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

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Loans Held for Sale - The fair value of loans held for sale is estimated based on the present value of estimated future cash flows of the loan and related servicing rights using a discount rate commensurate with the risks associated with the respective financial instruments.

     Accrued Interest Receivable - The carrying amounts reported in the consolidated balance sheets for accrued interest receivable approximate those assets' fair values.

     Deposit Liabilities - The fair values, for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts), which have no stated maturity are, by definition, equal to the amount payable on demand. Approximately 43% and 41% of the Bank's deposits at December 31, 2001 and 2000, respectively have fair values equal to carrying values. The carrying amounts for variable rate certificates of deposit and other variable rate time deposits approximate their fair values at the reporting date. Fair values for fixed rate time deposits and other time deposits with stated maturities are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected monthly maturities.

     Securities Sold Under Agreements to Repurchase Fair value approximates the carrying value since the majority of these instruments were entered into at our near December 31, 2001 and 2000.

     Borrowed Funds - The carrying amounts of federal funds purchased, treasury tax and loan note options, and variable rate advances approximate their fair values. The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Other Liabilities - The carrying amounts reported in the consolidated balance sheets for other liabilities approximate those liabilities' fair values.

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

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Bank's financial instruments at December 31, are as follows:
                                                                  Carrying              Fair
     2001                                                          Amount               Value
                                                              ----------------    ----------------
     Financial assets
         Cash and cash equivalents                               $12,051,503         $12,051,503
         Available-for-sale securities                            79,080,306          79,080,306
         Loans receivable, net                                   372,362,407         382,060,017
         Loans held for sale                                      11,456,287          11,456,287
         Accrued interest receivable                               3,484,633           3,484,633
         Restricted investments                                    2,900,000           2,900,000

     Financial liabilities
         Deposits                                                358,953,976        361,121,027
         Borrowed funds                                           37,036,681         38,963,337
         Securities sold under agreements
           to repurchase and federal funds purchased              51,162,712         51,162,712
         Other liabilities                                         4,345,794          4,345,794

     2000

     Financial assets
         Cash and cash equivalents                               $16,759,837         $16,759,837
         Available-for-sale securities                            74,446,393          74,446,393
         Loans receivable, net                                   342,419,431         340,881,056
         Loans held for sale                                         725,857             725,857
         Accrued interest receivable                               3,445,573           3,445,573
          Restricted investments                                   2,710,000           2,710,000

     Financial liabilities
         Deposits                                                338,153,243        338,538,491
         Borrowed funds                                           38,455,955         39,314,326
         Securities sold under agreements
           to repurchase                                          32,233,984         32,233,984
         Other liabilities                                         3,531,662          3,531,662

16. O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

      The following summarizes parent company only condensed balance sheets as of December 31, 2001 and 2000 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2001, 2000 and 1999:

                                               Condensed Balance Sheets

                                                                     2001                 2000
                                                               -----------------    ----------------
     Assets
         Cash                                                           $146,458             $38,517
         Investment in subsidiary                                     48,658,458          44,164,309
         Available-for-sale securities                                   914,399           1,008,952
                                                               -----------------    ----------------
     Total assets                                                    $49,719,315         $45,211,778
                                                               =================    ================
     Other borrowed funds                                               $372,650            $467,031

     Other liabilities                                                    63,842             115,931

     Stockholders' equity                                             49,282,823          44,628,816
                                                               -----------------    ----------------
     Total liabilities and stockholders' equity                      $49,719,315         $45,211,778
                                                               =================    ================

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Condensed Statements of Income

                                                               2001                  2000                1999
                                                         ------------------    -----------------    ----------------
     Income
         Dividends from subsidiary                              $1,972,000             $325,000            $816,710
         Interest from available-for-sale securities                20,669               24,076              36,045
         Net realized gain on sale of
           available-for-sale securities                           204,485              215,785             507,134
                                                         ------------------    -----------------    ----------------

     Total income                                                2,197,154              564,861           1,359,889

     Other expenses                                                137,927              167,599             202,937
                                                         ------------------    -----------------    ----------------
     Income before equity in undistributed net
         income of subsidiary                                    2,059,227              397,262           1,156,952
     Equity in undistributed net income of
         subsidiary                                              3,956,398            3,572,876           3,372,041
                                                         ------------------    -----------------    ----------------

     Net income                                                 $6,015,625           $3,970,138          $4,528,993
                                                         ==================    =================    ================

                                           Condensed Statements of Cash Flows

                                                         2001             2000             1999
                                                    --------------    -------------    --------------
  Cash flows from operating activities
      Net income                                      $6,015,625      $3,970,138        $4,528,993
      Adjustments to reconcile net income
        to net cash provided by operating
        activities
           Net gain on available-for-sale securities    (204,485)       (215,785)         (507,134)
           Undistributed earnings of subsidiary       (3,956,398)     (3,572,876)       (3,372,041)
           Changes in other liabilities                   12,922         (47,305)           15,685
                                                    -------------    ---------------   --------------

  Net cash provided by operating
      activities                                       1,867,664         134,172           665,503
                                                    -------------    ---------------   --------------

  Cash flows from investing activities
       Available-for-sale securities
        Proceeds from sales                              709,018         594,959         1,287,854
        Purchases                                       (572,705)       (298,474)                -
                                                    -------------    ---------------   --------------
  Net cash provided by investing
      activities                                         136,313         296,485         1,287,854
                                                    -------------    ---------------   --------------

  Cash flows from financing activities
      Repayment of long-term debt                        (94,381)        (32,969)                -
      Proceeds from allocation of ESOP                    60,050          63,415                 -
      Proceeds from common stock issued                        -               -           650,001
      Proceeds from stock options exercised               37,849               -                 -
      Dividends paid                                  (1,899,554)     (1,768,647)       (1,674,256)
                                                    -------------    ---------------   --------------

  Net cash used in financing activities              (1,896,036)     (1,738,201)       (1,024,255)
                                                    -------------    ---------------   --------------

  Net (decrease) increase in cash and cash
      equivalents                                        107,941       1,307,544           929,102
  Cash and cash equivalents, beginning
      of year                                             38,517       1,346,061           416,959
                                                    -------------    ---------------   --------------

  Cash and cash equivalents, end of year                $146,458         $38,517        $1,346,061
                                                    =============    ===============   ==============

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

      The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Information About Directors and Nominees" on pages 3 through 4 of the Company's definitive proxy statement, as filed with the Commission and dated March 25, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

      The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11. Executive Compensation.

      The information set forth under the caption "Executive Compensation Summary" on pages 6, 7 and 8 of the Company's definitive proxy statement, as filed with the Commission and dated March 25, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 5 and 6 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information set forth under the caption "Voting Securities and Beneficial Ownership of Management" on pages 2 and 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 25, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information set forth under the caption "Certain Transactions" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 25, 2002, relating to the April 18, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)     1.   Financial Statements

               Independent Auditors' Report
               Consolidated Financial Statements
                    Consolidated Balance Sheets as of December 31, 2001 and 2000
                    Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2001, 2000 and 1999
                    Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules
                Not applicable

          3.   Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
              The Exhibit Index is located on the final page of this report on Form 10-K.

(b)      Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 8, 2002.

O.A.K. FINANCIAL CORPORATION

/s/      John A. Van Singel
John A. Van Singel
President, Chief Executive Officer
(Principal Executive Officer)

/s/     James A. Luyk
James A. Luyk
Executive Vice President
(Chief Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints John A. Van Singel and James A. Luyk, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature	Date

/s/ Robert Deppe Robert Deppe	March 8, 2002

/s/ Norm Fifelski Norman Fifelski	March 8, 2002

/s/ Dellvan Hoezee Dellvan Hoezee	March 8, 2002

/s/ John Peterson John Peterson	March 8, 2002

/s/ Lois Smalligan Lois Smalligan	March 8, 2002

/s/ John A. Van Singel John A. Van Singel	March 8, 2002

/s/ David Van Solkema David Van Solkema	March 8, 2002

Gerald Williams	March 8, 2002

EXHIBIT INDEX

      The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

10	Income Protection Agreement between the Registrant and James Luyk

21	Subsidiaries of Registrant

      The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

3.2	Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares, incorporated by reference to Exhibit 3 of Registrant's Report on Form 10-K for the year ended December 31, 1998.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

4	Form of Registrant's Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

10.1	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.2	Nonemployee Directors' Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.3	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant's Registration Statement on Form 10, as amended.

10.4	Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant's Report on Form 10-K for the year ended December 31, 2000.

16	Letter of former accountants required by Item 304(a)(3) of Regulation S-K is incorporated by reference to Exhibit 16 of the Registrant's Report on Form 8-K dated December 30, 2000.

EXHIBIT 10 - FORM OF INCOME PROTECTION AGREEMENT PLAN

INCOME PROTECTION AGREEMENT

     This Agreement is made on the dates shown below by O.A.K. Financial Corporation, and James Luyk ("Employee").

Statement of Facts

      Employee is employed by O.A.K. Financial Corporation / Byron Center State Bank, and is presently engaged in employment as its Chief Financial Officer. O.A.K. Financial Corporation desires to retain Mr. Luyk as a productive employee, and therefore desires to provide him with certain assurances that his income will be protected in the event of a change in the corporate control of O.A.K. Financial Corporation

Agreement

     In consideration of the facts stated above and the mutual promises of the parties, it is agreed as follows:

     1.     Definition

           a.     Change of Control. For purposes of this Agreement, a Change of Control shall occur in the event that any person or entity other than O.A.K. Financial Corporation's existing shareholders (as of the date of this Agreement( acquires more than 35% of any class of the capital stock of O.A.K. Financial Corporation.

           b.      Initiation of a change of Control. For purposes of this Agreement, an Initiation of a Change of Control shall occur whenever the shareholders or Board of Directors of O.A.K. Financial Corporation enter into an agreement, issues a letter of intent, adopts a resolution, or solicits, makes or receives an offer, to enter into a transaction which would result in a Change of Control

      2.      Continuation of Employment. In the event of an Initiation of a Change of Control, O.A.K. Financial Corporation shall continue Employee's employment from the date of the Initiation of the Change of Control to the effective date of the Change of Control. Employee's employment shall be continued on the same terms, including compensation, benefits, and other matters covered by O.A.K. Financial Corporation policies, that were in effect on the date of this Agreement, or on the date of the Initiation of the Change of Control, whichever is greater.

     3.      Compensation. In the event Employee is terminated within thirty-six (36) months of a Change of control, O.A.K. Financial Corporation shall provide Employee with a lump sum payment equal to three times the annual regular salary, plus the highest bonus incentive compensation to which the Employee would be entitled, at the rate in effect on the date of this Agreement, or on the date of the Initiation of the Change of Control, whichever is greater.

     4.      Benefits. Employee shall also be provided with a group health care insurance, life insurance and long-term disability insurance for a period of thirty-six (36) months after a Change in Control. Benefits shall be at a level and extent comparable to the O.A.K. Financial Corporation benefit plans and programs and subject to all the terms, conditions and employee premiums and co-pays which apply to Employee on the date of the Initiation of the Change of Control.

     5.      Conditions to the Payment of Compensation. As a condition to the payment of the Continued Compensation described in paragraph 3, Employee shall be obligated to work for O.A.K. Financial Corporation (or the entity which succeeds O.A.K. Financial Corporation as the result of the Change of Control) for a period of up to six months from the effective date of the Change of Control, if requested by O.A.K. Financial Corporation or its successor, provided that such employment is in the same location and substantially identical to Employee's employment prior to the Change of Control. If Employee resigns from employment without completing the employment obligation described in this paragraph, O.A.K. Financial Corporation shall only be obligated to pay Employee a lump sum equal to six months of the salary that was in effect on the effective date of the Change of Control, and no other compensation and/or benefits.

     6.      Termination of Compensation. O.A.K. Financial Corporation's obligation to provide the Compensation to Employee pursuant to paragraph 3 shall cease in the event that (i) Employee's death or disability; or if Employee is discharged from employment because of (ii) a willful and continued failure to perform duties reasonably assigned by O.A.K. Financial Corporation or its successor, after a written demand for performance is delivered to Employee which specifically identifies the manner in which it is claimed that Employee has failed to perform assigned duties, and after Employee has been provided a reasonable period of time in which to complete such performance; or (iii) willful misconduct by Employee which is materially injurious to O.A.K. Financial Corporation or its successor; or (iv) Employee voluntarily retires or resigns his employment.

      7.      Confidentiality. Employee recognizes that disclosure of the existence of this Agreement could be detrimental to O.A.K. Financial Corporation and therefore agrees not to disclose the existence or content of this Agreement to any person or entity without O.A.K. Financial Corporation's written authorization. In the event of a breach of this paragraph, Employee shall forfeit all rights to employment, compensation, or benefits provided by this Agreement.

      8.      Term. This Agreement shall become effective when fully executed by both parties, and shall continue in effect for a period of two (2) years from that date. This Agreement shall automatically renew for successive two (2) year periods, unless terminated by written notice from one party to the other at least thirty (30) days prior to the expiration date of this Agreement or renewed Agreement. If an Initiation of Change of Control occurs during the term of this Agreement or renewed Agreement, then this Agreement shall apply to the corresponding Change of Control, regardless of whether the Change of Control otherwise occurs during the term of this Agreement, or the renewed Agreement.

     9.      Governing Law. The interpretation, application and enforcement of this Agreement shall be governed in all respects by the law of the State of Michigan. Any action arising under or concerning this Agreement shall be brought in the State of Michigan.

      10.      Entire Agreement. Other than those plans or policies which provisions have been incorporated into this Agreement, this Agreement contains the entire understanding of the parties, and there are no additional promises or assurances between the parties other than those which have been specifically set forth in this Agreement. This Agreement may not be amended except in writing signed by Jim Luyk and the Chairperson (or his/her equivalent title) of the Board of directors of O.A.K. Financial Corporation.

O.A.K. Financial Corporation By: /s/ John A. Van Singel Title: President Date: October 19, 2000	/s/ James Luyk James Luyk Date: October 19, 2000

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