Form 10-Q
period 2002-03-31
O A K FINANCIAL CORP
filed 2002-05-15
CIK 1038459

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,040,532 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 14, 2002.

INDEX

                                                                                          Page
                                                                                        Number(s)
                                                                                        ---------

Part I.           Financial Information (unaudited):

                  Item 1.
                  ------
                  Consolidated Financial Statements                                        3 - 6
                  Notes to Consolidated Financial Statements                               7 - 8

                  Item 2.
                  ------
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           9 - 17

                  Item 3
                  ------
                  Quantitative and Qualitative Disclosures About Market Risk                  18

Part II.          Other Information

                  Item 6.
                  ------
                  Exhibits and Reports on Form 8-K                                            18

Signatures                                                                                    19

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS
                                                                    March 31,           December 31,
                                                                       2002                 2001
      ASSETS                                                       (Unaudited)
                                                                -------------------   ------------------

Cash and due from banks...................................           $12,807,800          $12,051,503
Federal funds sold........................................             3,000,000                    -
                                                                       ---------          -----------
Cash and cash equivalents.................................            15,807,800           12,051,503

Available-for-sale securities.............................            81,952,925           79,080,306

Total Loans ..............................................           388,441,553          379,345,186
Allowance for loan losses.................................            (7,292,465)          (6,982,779)
                                                                     -----------        -------------
Net Loans.................................................           381,149,088          372,362,407

Loans held for sale.......................................             5,771,511           11,456,287
Accrued interest receivable...............................             3,694,865            3,484,633
Premises and equipment, net...............................            13,536,020           12,586,367
Restricted investments....................................             2,900,000            2,900,000
Other assets..............................................             7,146,983            6,860,483
                                                                       ---------       --------------

Total assets..............................................          $511,959,192         $500,781,986
                                                                    ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing..........................................          $326,966,556         $310,631,041
Non-interest bearing......................................            45,331,805           48,322,935
                                                                      ----------         ------------

Total deposits............................................           372,298,361          358,953,976

Securities sold under agreements to repurchase
  and federal funds purchased.............................            41,487,539           51,162,712
Borrowed funds............................................            43,620,735           37,036,681
Other liabilities.........................................             3,921,233            4,345,794
                                                                       ---------         ------------

Total liabilities.........................................           461,327,868          451,499,163

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
  2,040,532 shares issued and outstanding ................             2,040,532            2,040,532
Additional paid-in capital................................             6,297,434            6,302,538
Retained earnings.........................................            41,767,529           40,396,147
Accumulated other comprehensive income ...................               852,079              916,256
Unallocated common stock held by ESOP.....................              (326,250)            (372,650)
                                                                       ---------       --------------

Total stockholders' equity................................            50,631,324           49,282,823
                                                                      ----------        -------------

Total liabilities and stockholders' equity................          $511,959,192         $500,781,986
                                                                    ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME
                                                                            Three Months Ended March 31,
                                                                                   (Unaudited)
                                                                          2002                    2001
                                                                     ------------------      ------------------
Interest income
     Loans................................................              $7,437,220             $7,761,272
     Available-for-sale securities .......................                 844,254              1,166,850
     Restricted investments...............................                  43,089                 50,055
     Federal funds sold...................................                   8,765                 67,329
                                                                             -----                 ------

Total interest income.....................................               8,333,328              9,045,506
                                                                         ---------              ---------

Interest expense
     Deposits ............................................               2,557,411              3,758,864
     Borrowed funds.......................................                 571,731                615,517
     Securities sold under agreements to repurchase.......                 161,091                385,767
                                                                           -------                -------

Total interest expense....................................               3,290,233              4,760,148
                                                                         ---------              ---------

Net interest income.......................................               5,043,095              4,285,358

Provision for loan losses ................................                 600,000                525,000
                                                                           -------                -------

Net interest income after provision for
     loan losses..........................................               4,443,095              3,760,358
                                                                         ---------              ---------

Non-interest income
     Service charges......................................                 415,427                347,654
     Net gain on sales of loans held for sale.............                 704,188                184,568
     Amortization of mortgage servicing rights............                (233,846)               (93,512)
     Loan servicing fees..................................                 102,339                115,027
     Net gain on sales of available-for-sale securities...                  47,811                105,936
     Insurance premiums...................................                 332,933                248,453
     Brokerage fees.......................................                  57,333                 71,310
     Other................................................                  52,167                 78,566
                                                                            ------                 ------

Total non-interest income                                                1,478,352              1,058,002
                                                                         ---------              ---------

Non-interest expenses
     Salaries ............................................               1,816,874              1,372,558
     Employee benefits....................................                 505,133                392,598
     Occupancy............................................                 291,659                255,735
     Furniture and fixtures...............................                 254,424                286,251
     Other................................................               1,136,242                857,313
                                                                         ---------                -------

Total non-interest expenses.............................                 4,004,332              3,164,455
                                                                         ---------              ---------

Income before federal income taxes......................                 1,917,115              1,653,905

Federal income taxes ...................................                   552,750                409,700
                                                                           -------                -------

Net income..............................................                $1,364,365             $1,244,205
                                                                        ==========             ==========

Income per common share:
     Basic..............................................                  $0.67                   $0.61
                                                                          =====                   =====
     Diluted............................................                  $0.67                   $0.61
                                                                          =====                   =====

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                                                           Three Months Ended March 31,
                                                                                   (Unaudited)
                                                                          2002                     2001
                                                                   -------------------      -------------------

Shares of common stock issued and outstanding
     Balance, beginning of year..............................           2,040,532              2,041,775
     Common stock issued.....................................                   -                    757
                                                                        ---------             ----------
     Balance, end of year....................................           2,040,532              2,042,532
                                                                        =========             ==========

Common stock
     Balance, beginning of year..............................          $2,040,532             $2,041,775
     Common stock issued.....................................                   -                    757
                                                                        ---------             ----------

     Balance, end of year....................................           2,040,532              2,042,532
                                                                        ---------             ----------
Additional paid-in-capital
     Balance, beginning of year..............................           6,302,538              6,265,446
     Issuance of common stock................................                   -                 37,092
     Allocation of ESOP shares...............................              (5,104)                     -
                                                                        ---------             ----------

     Balance, end of year....................................           6,297,434              6,302,538

Retained earnings
     Balance, beginning of year..............................          40,396,147             36,280,076
     Unallocated ESOP shares.................................               7,017                      -
     Net income..............................................           1,364,365              1,244,205
                                                                       ----------             ----------

     Balance, end of year....................................          41,767,529             37,524,281
                                                                       ----------             ----------
Accumulated other comprehensive (loss) income
     Balance, beginning of year..............................             916,256                483,869
     Other comprehensive income (loss).......................             (64,177)               538,499
                                                                      -----------            ----------

     Balance, end of year....................................             852,079              1,022,368
                                                                      -----------             ----------
Unallocated common stock held by ESOP
     Balance, beginning of year..............................            (372,650)              (442,350)
     Allocation of ESOP shares...............................              46,400                 60,050
                                                                        ---------             ----------

     Balance, end of year....................................            (326,250)              (382,300)
                                                                        ---------              ---------

Total stockholders' equity.................................           $50,631,324            $46,509,419
                                                                      -----------            -----------

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             Three Months Ended March 31,
                                                                                     (Unaudited)
                                                                      ------------------------------------------
                                                                            2002                    2001
                                                                      ------------------      ------------------
Cash flows from operating activities
    Net income...................................................         $1,364,365              $1,244,205
    Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation and amortization..........................            238,084                 267,613
          Provision for loan losses..............................            600,000                 525,000
          Proceeds from sales of loans held for sale.............         61,186,582              12,588,998
          Originations of loans held for sale....................        (54,797,618)            (13,386,217)
          Net gain on sales of available-for-sale securities.....            (47,811)               (105,936)
          Net gain on sales of loans held for sale...............           (704,188)               (184,568)
          Net amortization of investment premiums................             94,386                  29,336
          (Gain) loss on sales of property and equipment.........              8,723                       -
          Deferred income taxes (benefit)........................            (97,489)                      -
          Changes in operating assets and liabilities
           which (used) provided cash
          Accrued interest receivable............................           (210,232)               (125,446)
          Other assets...........................................           (348,514)               (690,156)
          Net (decrease) increase in other liabilities...........           (378,161)                858,648
                                                                          ----------              ----------
Net cash (used in) provided by operating activities..............          6,908,127               1,021,477
                                                                           ---------               ---------

Cash flows from investing activities
    Available-for-sale securities
       Proceeds from maturities..................................          7,029,756               6,195,312
       Proceeds from sales.......................................          1,258,477               2,475,155
       Purchases.................................................        (11,110,188)            (11,453,101)
    Net increase in loans held for investment....................         (9,386,681)             (9,276,078)
    Purchases of premises and equipment..........................         (1,245,040)               (531,545)
    Proceeds from the sale of premises and equipment.............             48,580                       -
                                                                        ------------             -----------
Net cash used in investing activities............................        (13,405,096)            (12,590,257)
                                                                         ------------            ------------

Cash flows from financing activities

    Net increase in deposits.....................................         13,344,385               4,997,106
    Net increase (decrease) in TT&L note.....................              4,595,157                (200,961)
    Proceeds from FHLB borrowings................................          4,000,000                       -
    Repayments of FHLB borrowings................................         (2,000,000)                      -
    Net other borrowed funds (repayments)........................            (11,103)                      -
    Net increase (decrease) in securities sold under
       agreements to repurchase and fed funds purchased..........         (9,675,173)              5,467,486
    Proceeds from stock options exercised........................                  -                  37,850
                                                                          ----------           -------------
Net cash provided by financing activities .......................         10,253,266              10,301,481
                                                                          ----------              ----------

Net increase (decrease) in cash and cash equivalents ............          3,756,297              (1,267,299)

Cash and cash equivalents, beginning of year.....................         12,051,503              16,759,837
                                                                          ----------              ----------

Cash and cash equivalents, end of period ........................        $15,807,800             $15,492,538
                                                                         ===========             ===========

Supplementary cash flows information

    Interest paid................................................         $3,309,587               4,515,992
    Income taxes paid............................................            610,000                       -

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 – Earnings per Share

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

                                                               March 31, 2002         March 31, 2001
                                                             -----------------     ------------------
Average shares outstanding                                          2,040,532             2,042,532
Average ESOP shares not committed to be released                       (6,525)               (7,646)
                                                             -----------------     ------------------
Shares outstanding for basic earnings per share                     2,034,007             2,034,886
Dilutive shares from stock option plans                                     -                     -
                                                             -----------------     ------------------
Shares outstanding for dilutive earnings per share                  2,034,007             2,034,886
                                                             -----------------     ------------------

Note 3 – Comprehensive Income (in thousands)

                                                                  Three Months ended March 31,
                                                             ----------------------------------------
                                                                   2002                  2001
                                                             -----------------     ------------------
Net Income                                                            $1,364                $1,244
Net Change in unrealized gain on securities
       available-for-sale, net of tax                                    (64)                  539
                                                             -----------------     ------------------
Comprehensive income                                                  $1,300                $1,783
                                                             =================     ==================

Note 4 – Segment Reporting

      The Corporation provides a broad range of financial products and services through its branch network in West Michigan. While the Corporation's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a corporate wide basis. Accordingly, all of the Corporation's operations are considered by Management to be aggregated in one reportable operating segment.

Note 5 - Allowance for loan losses (in thousands)

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

      Impaired loans as of March 31, 2002 and December 31, 2001 were $10.6 million and $8.8 million, respectively. The allowance for impaired loans was $2.1 million and $1.6 million as of March 31, 2002 and December 31, 2001, respectively. Non-performing loans totaled $5.6 million at March 31, 2002 compared to $5.2 million at December 31, 2001 and $3.8 million at March 31, 2001.

Note 6 – Interest rate risk

      In the ordinary course of business, the Bank enters into rate-lock residential real estate loan commitments with customers. These commitments expose the Bank to interest rate risk. It is the Bank's practice to sell most of the real estate mortgage loans to the Federal Home Loan Mortgage Corporation as soon as practical, to minimize the Bank's exposure to changes in interest rates.

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

Item 2.     Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

      The following is management's discussion and analysis of the factors that influenced O.A.K. Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 2001 annual report on Form 10-K and the audited financial statements and notes contained therein.

FINANCIAL CONDITION

Summary

      Total assets increased $11 million, 2.2% to $512 million from December 31, 2001 to March 31, 2002. The significant changes were an increase in net loans receivable of $9 million, a 2.4% increase of which the commercial loan portfolio increased $4 million. Deposits increased $13 million, 3.7% to $372 million; interest bearing deposits increased $16 million and non-interest bearing deposits decreased $3 million, as a result of lower balances in business checking accounts. The significant change in the interest bearing deposits came from an increase in time deposits of $12 million. Time deposits $100,000 or greater increased $10 million and time deposits under $100,000 increased $2 million. Brokered time deposits increased $3 million from December 31, 2001 to March 31,2002. The Corporation expects similar quarterly growth in loans and deposits throughout the remainder of the current year. Borrowed funds increased $7 million and securities sold under agreements to repurchase and fed funds purchased decreased $10 million from December 31, 2001 to March 31, 2002.

Securities

      The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Corporation's investing activities is to provide for safety of the principal invested, as a source of liquidity and management of exposure to changes in interest rates.

      All of the Corporation's securities are classified as held-for-sale. The Corporation's total holdings increased $3 million from December 31, 2001.

                                                       Amortized             Fair              Amount
Securities available-for-sale (in thousands)              Cost              Value              Pledged
                                                          ----              -----              -------
     March 31, 2002.............................        $80,662            $81,953             $76,023
     December 31, 2001..........................         77,692             79,080              78,106

      The Bank sold securities designated available-for-sale with an aggregate market value of $1.3 million during the first quarter of 2002. The majority of the securities are pledged to secure borrowed funds from the Federal Home Loan Bank, and securities sold under agreements to repurchase and other purposes as required or permitted by law.

Portfolio Loans

      The Bank's largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation("FHLMC"). However, the Bank retains servicing rights on substantially all such loans sold. At March 31,

2002 and December 31, 2001, the Bank was servicing loans for FHLMC totaling $234 million and $194 million respectively. The percentage of consumer loans as a percent of total loans is expected to decline. The Bank has taken steps to improve consumer credit quality that will result in a decline in indirect consumer lending. Indirect consumer loans declined from $46 million at December 31, 2001 to $44 million at March 31, 2002. It is likely that the indirect consumer loan portfolio will continue to shrink throughout the year.

Loan Portfolio Composition (in thousands)

                                                      March 31, 2002         December 31, 2001
                                                      --------------         -----------------
                                                     Amount         %        Amount         %
                                                     ------         -        ------         -

          Commercial Real Estate...............     $203,864       52       $196,864        52
          Residential Real Estate..............       56,434       15         49,961        13
          Commercial...........................       58,057       15         60,667        16
          Consumer.............................       70,087       18         71,853        19
                                                    --------       --       --------        --
            Total loans.......................      $388,442      100%      $379,345       100%
                                                    ========      ====      ========       ====

      The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. The loan review officer submits periodic reviews to Executive management and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category.

      The low interest rate environment resulted in a significant amount of re-financing during the first quarter of 2002. Consumers refinanced mortgage loans to lock in the lower interest rates. This activity increased gains on sales of loans held for sale by 281% from the previous year. Management does not expect this abnormally high volume to continue. Loans held for sale declined $5.7 million from December31, 2001 to $5.8 million at March 31, 2002. During the last half of 2001 and the first three months of 2002, the Bank experienced a significant amount of fixed rate commercial loan re-financing. A significant number of these customers re-financed from higher fixed interest rates to lower variable interest rates. For discussion regarding interest rate risk exposure and management of this risk see the "Interest Rate Risk" and "Asset/Liability Gap Position" sections.

Non-performing Assets (in thousands)

                                                                          March 31, 2002        December 31, 2001
                                                                          ---------------       -----------------
    Non-accrual loans............................................          $4,985                 $2,285
    90 days or more past due & still accruing...............                  588                  2,961
                                                                          -------                -------
         Total Non-performing Loans..............................           5,573                  5,246
    Other real estate............................................             120                    120
                                                                          -------                -------
        Total Non-performing Assets..............................          $5,693                 $5,366
                                                                           ======                 ======

    As a percentage of portfolio loans
         Non-performing loans....................................           1.43%                  1.38%
         Non-performing assets...................................           1.47%                  1.41%
         Allowance for loan losses...............................           1.88%                  1.84%
    Allowance for loan losses as a % of non-performing loans.....            131%                   133%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Subsequent to March 31, 2002, one large loan, totaling approximately $2.5 million, previously included in impaired loans, was placed on nonaccrual.

Allowance for Loan Losses (in thousands)

                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                          2002                 2001
                                                                          ----                 ----
    Balance at beginning of period............................           6,983                4,874
    Loans charged off.........................................            (347)                (410)
    Recoveries of loans previously charged off................              56                  126
    Additions to allowance charged to operations..............             600                  525
                                                                           ---                  ---
         Balance at end of period.............................          $7,292               $5,115
                                                                        ======               ======
    Net loans charged off to average loans outstanding........            .30%                 .32%

      For the three month period ended March 31, 2002 versus the same period in 2001, net loans charged off increased 2.4%. The increased provision for loan losses charged to operations, reflects the growth in the loan portfolio and the probable losses inherent in the portfolio. The majority of loan charge offs, during the first three months of 2002, are from the indirect consumer auto loan portfolio.

Allocation of the Allowance for Loan Losses (dollars in thousands)

      The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

                                                     March 31, 2002                    December 31, 2001
                                                     --------------                    -----------------
                                          Allowance        % of total        Allowance        % of total
                                           Amount           allowance          Amount          allowance
                                           ------           ---------          ------          ---------

Commercial.................               $5,217               72%           $4,908               70%
Real estate mortgages......                  113                2               100                2
Consumer...................                1,138               16             1,273               18
Unallocated................                  824               10               702               10
                                             ---               --               ---               --
  Total....................               $7,292              100%           $6,983              100%
                                          ======              ===            ======              ===

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

      The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type. Management has provided additions to the allowance for loan losses to support the 2002 loan growth, to replenish the allowance for charge-offs during the year and for the increase of non-performing loans.

Deposits and borrowed funds

The following table sets forth the average deposit balances and the portfolio mix thereon:

                                                         March 31, 2002             December 31, 2001
                                                         --------------             -----------------
                                                        Average                   Average
                                                        Balance        %          Balance         %
                                                        -------        -          -------         -

    Non-interest bearing demand ................        $50,139       14%         $ 44,685       13%
    NOW accounts ...............................         33,411        9%           29,164        8%
    MMDA/Savings ...............................         75,015       20%           68,837       20%
    Time - negotiable brokered .................         58,483       16%           51,699       15%
    Time .......................................        151,560       41%          152,000       44%
                                                        -------      ----          -------      ----
        Total Deposits .........................       $368,608      100%         $346,385      100%
                                                       ========      ====         ========      ====

      Total deposits increased $13 million from $359 million at December 31, 2001 to $372 million at March 31, 2002. Non-interest bearing deposits declined $3 million, savings and time deposits increased $6 million and time deposits over $100,000 increased $10 million. The increase in time deposits over $100,000 includes brokered CD's, which increased $3 million from $56 million at December 31, 2001 to $59 million at March 31, 2002.

      Borrowed funds from the Federal Home Loan Bank increased $2 million from $36 million at December 31, 2001 to $38 million at March 31, 2002. Fed funds purchased declined $10 million from $10 million at December 31, 2001 to zero at March 31, 2002.

      The use of alternative funding sources such as fed funds, brokered certificates and FHLB advances supplement the Bank's core deposits and also is an integral component of the Bank's asset/liability management effort.

RESULTS OF OPERATIONS

Summary

      Net income equaled $1,364,000 for the three months ended March 31, 2002, compared to $1,244,000 for the same period in 2001. This is a 10% increase over the same period in 2001. The increase from the comparable period in 2001 reflects a higher net interest margin, growth in earning assets and a substantial increase in mortgage fee income.

Earnings Performance (in thousands, except per share data)

                                                     For the Three Months Ended March 31,
                                                  --------------------------------------------
                                                          2002                  2001
                                                          ----                  ----

Net Income..................................              $1,364                 $1,244
  Per Share.................................               $0.67                  $0.61

Earnings ratios:
  Return on average assets..................               1.08%                  1.10%
  Return on average equity..................              11.03%                 11.13%

Net Interest Income

      The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis ("FTE") and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

                                                     For the Three Months Ended March 31,
                                                            (dollars in thousands)
                                                  --------------------------------------------
                                                          2002                  2001
                                                          ----                  ----

Average earning assets......................            $480,272               $434,894
Tax equivalent net interest income..........               5,174                  4,401

As a percentage of average earning assets:
  Tax equivalent interest income............               7.07%                  8.53%
  Interest expense..........................               3.25%                  5.18%
                                                           -----                  -----
  Interest spread...........................               3.82%                  3.35%

  Tax equivalent net interest income........               4.37%                  4.10%

Average earning assets as a percentage of
average assets..............................               93.2%                  94.5%

      Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income increased $773,000 to $5,174,000 for the first quarter of 2002, an 18% increase from the same period in 2001. The increase was a result of the growth of the Corporation's average earning assets, which grew 10% from a year earlier. The loan portfolio average balance increased 13% and the investment portfolio average balance increased 4% for the first quarter of 2002 compared to the same quarter in 2001. Earning assets averaged $45 million higher for the first quarter of 2002 compared to the same quarter in 2001; this volume change resulted in an additional $651,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the three months ended March 31, 2002 was primarily funded by a 2.2% increase, $4,595,000 in time deposits. For the three months ended March 31, 2002 the average FTE interest rate earned on assets decreased 150 basis points, decreasing FTE interest income by $699,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased 190 basis points, decreasing interest expense by $1,472,000. The net difference between interest rates earned and paid was a $773,000 increase in FTE net interest income.

      In the long-term, management expects the declining trend in the net interest margin to continue because of fierce competition for deposits in the Bank's local markets and shift of deposit funding sources from low cost funds to higher cost funds. This is a result of high funding needs, increased local competition, and increased sophistication of funds management by the Bank's customers. The unprecedented decline in rates and steep yield curve have resulted in significant customer refinance activity from fixed rate commercial loans to floating rate. This refinancing activity will likely result in a decline in the Bank's net interest margin from the current level.

Provision for loan losses

      The provision for loan losses charged to earnings was $600,000 in the first quarter of 2002, which is slightly higher than the $525,000 for 2001. The recent increase in the provision is attributed to loan growth, an increase in classified loans and a general weakness in the economy.

      The increase in the allowance reflects management's assessment of the allowance for loan losses. Further weakness in the local economy could result in a higher loan loss provision in future periods. The overall credit quality of the commercial and consumer loan portfolios appear to be weakening due to the economic slowdown. The number and dollar amount of loan downgrades may accelerate in the second quarter, which could require an increase in the provision for loan losses.

Non-interest Income

      Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale, gains from loan sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Bank retains the servicing rights on the loans sold to Freddie Mac. Non-interest income increased $420,000 or 40% for the three month period ended March 31, 2002 versus 2001. The increase was due to a $519,000, 281%, increase in net gains on loan sales, this increase is a direct result of a favorable interest rate environment which caused a significant increase in the mortgage refinance business. The Bank anticipates lower volume in mortgage activity for the remainder of the year. The 148% increase in amortization of mortgage servicing rights was due to the refinance boom. Service charges on deposit accounts increased $67,000, a 19% increase for the three month period ended March 31, 2002 versus 2001. This increase was a result of continued account growth and fee increases. Insurance revenue increased 34%, or $85,000. This increase was a result of continued growth in the number of new insurance customers.

Non-interest Expense

                                                                 For the Three Months Ended March 31,
                                                                            (in thousands)
                                                              -------------------------------------------

                                                                      2002                  2001
                                                                      ----                  ----

    Salaries .............................................            $1,817              $ 1,372
    Employee benefits ....................................               505                  393
    Occupancy ............................................               292                  256
    Equipment ............................................               254                  286
    Data processing & software ...........................               218                  198
    Legal & professional .................................               121                   80
    Printing and supplies .............................                  113                  107
    Marketing ............................................               100                   69
    Other ................................................               584                  403
                                                                      ------               ------

         Total non-interest expense ......................            $4,004               $3,164
                                                                      ======               ======

      Non-interest expense increased $840,000 or 27% for the three month period ended March 31, 2002 versus 2001. The Corporation's salary expense increased $445,000, or 32% for the three month period ended March 31, 2002 versus 2001. The increase includes the addition of several key management positions, new employees and salary increases. Employee benefit's increased $112,000, or 28% during the first quarter 2002 versus 2001. The Corporation's medical plan is self-insured, there were higher medical claims and more employees enrolled in the plan. Legal & Professional fees increased 51%, or $41,000. The increase is a result of outside audit and other consulting expense. Other expenses increased 45%, or $181,000 for the three month period ended March 31, 2002 versus 2001. The increase in non-interest expense includes temporary staff and lending expenses associated with the significant increase in mortgage business. As the mortgage activity slows, these expenses will decline.

Provision for Federal Income Tax

      The provision for income taxes was $553,000, which equates to an effective tax rate of 29% for the three month period ended March 31, 2002 compared to $410,000, effective tax rate of 25% in 2001. The increase in the effective tax rate for the three month period ended March 31, 2002 is a result of the Corporation utilizing valuation allowance credit in 2001. As a result of the valuation allowance, the provision for income taxes was lowered by $45,000 for the three month period ended March 31, 2001. Excluding the valuation allowance credit, the provision for income taxes would have been $455,000, which equates to an effective tax rate of 27% for the three month period ended March 31, 2001. The difference between the Corporation's effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. Tax-exempt income, net of nondeductible interest expense totaled $279,000 and $276,000 for periods ended March 31, 2002 and 2001, respectively.

Impact of Inflation

      The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact on earnings of the Corporation than inflation. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services. Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity to assets ratio, which in turn reduces the amount of earnings available for cash dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital

      The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. For the three month period ended March 31, 2002 total shareholders' equity increased $1,349,000, which includes a $64,000 decrease of accumulated other comprehensive income.

      There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios at March 31, 2002:

Capital Resources (in thousands)

                                     Regulatory Requirements
                                     Adequately       Well
                                     Capitalized   Capitalized    March 31, 2002   December 31, 2001
                                     -----------   -----------    --------------   -----------------

  Tier 1 capital.....................                                 $49,145           $47,761
  Tier 2 capital.....................                                   5,215             5,099
                                                                        -----             -----
  Total qualifying capital...........                                 $54,360           $52,860
                                                                      =======           =======

  Ratio of capital to total assets
  Tier 1 leverage ratio..............     4%            5%              9.55%             9.64%
  Tier 1 risk-based capital..........     4%            6%             11.97%            11.90%
  Total risk-based capital...........     8%           10%             13.24%            13.17%

Asset/Liability Gap Position (in thousands)

                                                              As of March 31, 2002
                                         -----------------------------------------------------------
                                           0-3         4-12         1-5           5+
                                          Months      Months       Years         Years       Total
                                          ------      ------       -----         -----       -----
Interest earning assets:
  Fed Funds Sold.......................   $ 3,000     $     -     $      -       $     -     $  3,000
  Loans................................   146,683      39,261      166,017        36,480      388,441
  Securities (including restricted
     investments)......................    47,838       2,945       13,650        20,420       84,853
  Loans held for sale..................     5,772           -            -             -        5,772
                                         --------     -------     --------       -------     --------
  Total interest earning assets........  $203,293     $42,206     $179,667       $56,900     $482,066
                                         ========     =======     ========       =======     ========

Interest bearing liabilities:
  Savings & NOW........................   $33,196    $  8,426      $44,937       $24,341      110,900
  Time.................................    62,812      62,695       83,842         6,718      216,067
                                         --------     -------     --------       -------     --------
  Total interest bearing deposits......    96,008      71,121      128,779        31,059      326,967
  Other borrowings.....................    48,996       2,000       16,312        17,800       85,108
                                         --------     -------     --------       -------     --------

   Total interest bearing liabilities..  $145,004     $73,121     $145,091       $48,859     $412,075
                                         ========     =======     ========       =======     ========

Rate sensitivity gap and ratios:
  Gap for period.......................    58,289     (30,915)      34,688         8,041
  Cumulative gap.......................    58,289      27,374       62,062        70,103
  Period gap ratio.....................      1.40         .58         1.24          1.16
  Cumulative gap ratio.................      1.40        1.13         1.17          1.17
Gap /Total Earning assets
  Period...............................     12.1%       (6.4)%        7.2%          1.7%
  Cumulative...........................     12.1%         5.7%       12.9%         14.5%

      The asset/liability gap reflects the scheduled repayment and maturities of the Corporation's loans and investments. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Also, savings and NOW accounts, which have a variable interest rate, are treated as not immediately sensitive to changes in interest rates, based on the Corporation's historical experience and future intentions.

      As of March 31, 2002 the cumulative one-year gap position was asset sensitive, approximately 5.7% of total earning assets. The table above reflects that the Corporation has an asset repricing gap of $58 million at 3 months and an asset repricing gap of $27 million at one year. The Corporation's gap position indicates that within one year, the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Corporation.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

                                    Market Value of
Change in Interest Rates               Portfolio          Percent        Net Interest       Percent
                                       Equity(1)          Change          Income(2)         Change
                                   ----------------    -------------    --------------    -----------
     300 basis point rise               $33,556           (37.0)%          $22,104            8.9%
     200 basis point rise                39,776           (25.3)            21,463            5.8
     100 basis point rise                47,203           (11.4)            20,862            2.8
     Base rate                           53,268             -               20,290              -
     100 basis point decline             56,990             7.0             19,100           (5.9)
     200 basis point decline             61,196            14.9             17,795          (12.3)
     300 basis point decline             65,665            23.3             16,068          (20.8)
(1)	Simulation analyses calculate the change in the net present value of the Corporation's assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.
(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

      Simulations models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of a simulation model is relatively new at the Bank and changes in the assumptions could impact the results. Simulation models require the ability to accurately predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors.

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

      Cash and cash equivalents equaled 3.1% of total assets as of March 31, 2002 versus 2.4% as of December 31, 2001. For the three month period ended March 31, 2002, $6.9 million in net cash was provided from operations, investing activities used $13.4 million, and financing activities provided $10.3 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $3.8 million increase in cash and cash equivalents during the three month period ended March 31, 2002. The Corporation's liquidity is considered adequate by management.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

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

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on 8-K

(a)      Exhibits - None.

(b)      Reports on Form 8K - None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned hereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ John A. Van Singel John A. Van Singel (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

DATE:       5/14/02