Form 10-Q
period 2002-06-30
O A K FINANCIAL CORP
filed 2002-08-14
CIK 1038459

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,040,532 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 14, 2002.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	3-6 7-8 9-18 19
Part II.	Other Information
Item 1.
Legal Proceedings

Item 2.
Changes in Securities and Use of Proceeds

Item 3.
Defaults Upon Senior Securities

Item 4.
Submission of Matters to a Vote of Security Holders

Item 5.
Other Information

Item 6.
	Exhibits and Reports on Form 8-K	20 20 20 20 20 20
Signatures		21
Exhibits		22

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS
                                                                      June 30,            December 31,
                                                                        2002                  2001
      ASSETS                                                        (Unaudited)
                                                                 -------------------   -----------------

Cash and due from banks.....................................          $16,190,951          $12,051,503
Federal funds sold..........................................            1,800,000                    -
                                                                     -------------        ------------
Cash and cash equivalents...................................           17,990,951           12,051,503

Available-for-sale securities...............................           76,492,788           79,080,306

Total Loans ................................................          395,885,349          379,345,186
Allowance for loan losses...................................           (8,426,464)          (6,982,779)
                                                                     -------------        -------------
Net Loans...................................................          387,458,885          372,362,407

Loans held for sale.........................................            3,511,911           11,456,287
Accrued interest receivable.................................            3,331,496            3,484,633
Premises and equipment, net.................................           15,294,424           12,586,367
Restricted investments......................................            2,900,000            2,900,000
Other assets................................................            8,073,523            6,860,483
                                                                     ------------         ------------

Total assets................................................         $515,053,978         $500,781,986
                                                                     ============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing............................................         $332,565,150         $310,631,041
Non-interest bearing........................................           47,828,473           48,322,935
                                                                     ------------         ------------

Total deposits..............................................          380,393,623          358,953,976

Securities sold under agreements to repurchase
  and federal funds purchased...............................           41,982,507           51,162,712
Borrowed funds..............................................           38,416,146           37,036,681
Other liabilities...........................................            4,111,493            4,345,794
                                                                     ------------         ------------

Total liabilities...........................................          464,903,769          451,499,163

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
  2,040,532 shares issued and outstanding ..................            2,040,532            2,040,532
Additional paid-in capital..................................            6,297,434            6,302,538
Retained earnings...........................................           40,857,729           40,396,147
Accumulated other comprehensive income .....................            1,280,764              916,256
Unallocated common stock held by ESOP.......................             (326,250)            (372,650)
                                                                     -------------        -------------

Total stockholders' equity..................................           50,150,209           49,282,823
                                                                     ------------         ------------

Total liabilities and stockholders' equity..................         $515,053,978         $500,781,986
                                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME
                                                                 Six Months and Three Months ended June 30, 2002 and 2001
                                                                                        (Unaudited)
                                                                      Three Months                       Six Months
                                                                      -------------                      ----------
                                                                   2002            2001            2002             2001
                                                                   ----            ----            ----             ----
Interest Income
   Loans...............................................         $7,105,299      $  7,821,959     $14,542,519     $15,583,231
   Available-for-sale securities.......................            832,002         1,120,028       1,676,256       2,286,878
   Restricted investments..............................             44,664            49,393          87,753          99,448
   Federal funds sold..................................              4,080            13,569          12,845          80,898
                                                                ----------      ------------     -----------     -----------

Total interest income..................................          7,986,045         9,004,949      16,319,373      18,050,455
                                                                ----------      ------------     -----------     -----------

Interest expense
   Deposits............................................          2,572,323         3,420,367       5,129,734       7,179,231
   Borrowed funds......................................            503,113           626,862       1,074,844       1,242,379
   Securities sold under agreements to repurchase......            158,569           295,692         319,660         681,459
                                                                   -------      ------------     -----------     -----------

Total interest expense.................................          3,234,005         4,342,921       6,524,238       9,103,069
                                                                ----------      ------------     -----------     -----------

Net interest income....................................          4,752,040         4,662,028       9,795,135       8,947,386

Provision for loan losses..............................          2,045,000           610,000       2,645,000       1,135,000
                                                                ----------      ------------     -----------     -----------

Net interest income after provision for loan losses....          2,707,040         4,052,028       7,150,135       7,812,386
                                                                ----------      ------------     -----------     -----------

Non-interest income
   Service charges.....................................            471,812           391,498         887,239         739,152
   Net gain on sales of loans held for sale............            335,976           531,487       1,040,164         716,055
   Amortization of mortgage servicing rights...........           (118,887)          (87,929)       (352,733)       (181,441)
   Loan servicing fees.................................            121,054           104,233         223,393         219,260
   Net gain on sales of available-for-sale securities..             33,231            49,993          81,042         155,929
   Insurance premiums..................................            258,124           250,798         591,057         499,251
   Brokerage fees......................................             74,126            86,666         131,459         157,976
   Other...............................................             56,727            52,697         108,894         131,263
                                                                ----------      ------------     -----------     -----------

Total non-interest income..............................          1,232,163         1,379,443       2,710,515       2,437,445
                                                                ----------      ------------     -----------     -----------

Non-interest expenses
   Salaries............................................          1,740,096         1,409,562       3,556,970       2,782,122
   Employee benefits...................................            425,612           384,924         930,745         777,520
   Occupancy...........................................            301,070           236,729         592,729         519,022
   Furniture and fixtures..............................            250,068           271,604         504,492         531,297
   Other...............................................          1,257,934         1,159,148       2,394,176       2,016,461
                                                                ----------      ------------     -----------     -----------

Total non-interest expenses............................          3,974,780         3,461,967       7,979,112       6,626,422
                                                                ----------      ------------     -----------     -----------

Income before federal income taxes.....................            (35,577)        1,969,504       1,881,538       3,623,409

Federal income taxes...................................           (102,100)          514,600         450,650         924,300
                                                                -----------     ------------     -----------     -----------

Net income.............................................            $66,523        $1,454,904      $1,430,888      $2,699,109
                                                                ==========      ============     ===========     ===========

Income per common share:
    Basic..............................................         $      .03      $        .72     $       .70     $      1.33
                                                                ==========      ============     ===========     ===========
    Diluted............................................         $      .03      $        .72     $       .70     $      1.33
                                                                ==========      ============     ===========     ===========
The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                        Six Months Ended June 30,
                                                                              (Unaudited)
                                                                       2002                   2001
                                                                 ----------------       ----------------

Shares of common stock issued and outstanding
     Balance, beginning of year..............................         2,040,532              2,041,775
     Common stock issued.....................................                 -                    757
                                                                    -----------            -----------

     Balance, end of year....................................         2,040,532              2,042,532
                                                                    ===========            ===========

Common stock
     Balance, beginning of year..............................        $2,040,532             $2,041,775
     Common stock issued.....................................                 -                    757
                                                                    -----------            -----------

     Balance, end of year....................................         2,040,532              2,042,532
                                                                    -----------            -----------

Additional paid-in-capital
     Balance, beginning of year..............................         6,302,538              6,265,446
     Issuance of common stock................................                 -                 37,092
     Allocation of ESOP shares...............................            (5,104)                     -
                                                                    -----------            -----------

     Balance, end of year....................................         6,297,434              6,302,538

Retained earnings
     Balance, beginning of year..............................        40,396,147             36,280,076
     Unallocated ESOP shares.................................             7,018                      -
     Cash dividends..........................................          (976,324)              (919,109)
     Net income..............................................         1,430,888              2,699,109
                                                                    -----------            -----------

     Balance, end of year....................................        40,857,729             38,060,046
                                                                    -----------            -----------

Accumulated other comprehensive (loss) income
     Balance, beginning of year..............................           916,256                483,869
     Other comprehensive income (loss).......................           364,508                527,674
                                                                    -----------            -----------

     Balance, end of year....................................         1,280,764              1,011,543
                                                                    -----------            -----------

Unallocated common stock held by ESOP
     Balance, beginning of year..............................          (372,650)              (442,350)
     Allocation of ESOP shares...............................            46,400                 69,700
                                                                    -----------            -----------

     Balance, end of year....................................          (326,250)              (372,650)
                                                                    ------------           ------------

Total stockholders' equity...................................       $50,150,209            $47,044,009
                                                                    -----------            -----------

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Six Months Ended June 30,
                                                                                              (Unaudited)
                                                                               ------------------------------------------
                                                                                     2002                    2001
                                                                               ------------------      ------------------
Cash flows from operating activities
    Net income.............................................................         $1,430,888              $2,699,109
    Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation and amortization....................................            482,299                 536,033
          Provision for loan losses........................................          2,645,000               1,135,000
          Proceeds from sales of loans held for sale.......................         76,496,749              43,567,349
          Originations of loans held for sale..............................        (67,720,064)            (44,386,781)
          Net gain on sales of available-for-sale securities...............            (81,042)               (155,929)
          Net gain on sales of loans held for sale.........................           (832,309)               (716,055)
          Net amortization of investment premiums..........................            203,157                  47,164
          (Gain) loss on sales of property and equipment...................              8,993                       -
          Deferred income taxes (benefit)..................................           (482,582)                      -
          Changes in operating assets and liabilities which (used) provided cash
               Accrued interest receivable.................................            153,137                 (13,829)
               Other assets................................................           (917,797)             (1,827,215)
               Net (decrease) increase in other liabilities................           (187,901)                299,101
                                                                                   -----------             -----------
Net cash provided by operating activities..................................         11,198,528               1,183,947
                                                                                   -----------             -----------

Cash flows from investing activities
    Available-for-sale securities
       Proceeds from maturities............................................         12,756,348              11,612,836
       Proceeds from sales.................................................          3,503,195               3,672,833
       Purchases...........................................................        (13,240,379)            (16,785,096)
    Net increase in loans held for investment..............................        (17,741,478)            (17,661,749)
    Purchases of restricted investments                                                      -                 (10,000)
    Purchases of premises and equipment....................................         (3,222,959)               (627,074)
    Proceeds from the sale of premises and equipment.......................
                                                                                        23,610                       -
                                                                                   -----------             -----------
Net cash used in investing activities......................................        (17,921,663)            (19,798,250)
                                                                                   -----------             -----------

Cash flows from financing activities

    Net increase in deposits...............................................         21,439,647               6,591,721
    Net increase in TT&L note..............................................          1,399,627                 441,273
    Proceeds from FHLB borrowings..........................................          4,000,000               7,200,000
    Repayments of FHLB borrowings..........................................         (4,000,000)             (4,000,000)
    Common stock dividends paid............................................           (976,324)               (919,139)
    Net other borrowed funds (repayments)..................................            (20,162)                (20,857)
    Net increase (decrease) in securities sold under
       agreements to repurchase and fed funds purchased....................         (9,180,205)              5,643,050
    Proceeds from stock options exercised..................................                  -                  37,850
                                                                                   -----------             -----------
Net cash provided by financing activities .................................         12,662,583              14,973,898
                                                                                   -----------             -----------

Net increase (decrease) in cash and cash equivalents ......................          5,939,448               3,640,405

Cash and cash equivalents, beginning of year...............................         12,051,503              16,759,837
                                                                                   -----------             -----------

Cash and cash equivalents, end of period ..................................        $17,990,951             $13,119,432
                                                                                   ===========             ===========

Supplementary cash flows information

    Interest paid..........................................................         $6,627,109              $9,364,777
    Income taxes paid......................................................           $962,400                $933,500

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2001.

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

                                                     Three Months ended June 30,         Six Months ended June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                        ----              ----             ----              ----
Average shares outstanding                           2,040,532         2,042,532        2,040,532        2,042,532
Average ESOP shares not committed to be released        (6,525)           (7,517)          (6,525)          (7,582)
                                                    -------------     -------------    -------------     -------------
Shares outstanding for basic earnings per share     2,034,007          2,035,015        2,034,007        2,034,950
Dilutive shares from stock option plans             -                          -                -                -
                                                    -------------     -------------    -------------     -------------
Shares outstanding for dilutive earnings per share  2,034,007          2,035,015        2,034,007        2,034,950
                                                    -------------     -------------    -------------     -------------

Note 3 – Comprehensive Income (in thousands)

                                                     Three Months ended June 30,         Six Months ended June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                        ----              ----             ----              ----
Net Income                                                $67            $1,455           $1,431            $2,699
Net Change in unrealized gain on securities
       available-for-sale, net of tax                     428               (11)             364               528
                                                    -------------     -------------    -------------     -------------
Comprehensive income                                     $495            $1,444           $1,795            $3,227
                                                    =============     =============    =============     =============

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

Note 5 – Allowance for loan losses

        The allowance for loan losses is established as a reserve to absorb estimated credit losses associated with the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

        Impaired loans as of June 30, 2002 and December 31, 2001 were $28.5 million and $8.8 million, respectively. The allowance for impaired loans was $3.0 million and $1.6 million as of June 30, 2002 and December 31, 2001, respectively. Non-performing loans totaled $6.9 million at June 30, 2002 compared to $5.2 million at December 31, 2001 and $3.0 million at June 30, 2001. Non-performing loans are defined as loans that are 90 days past due plus loans that the bank has stopped accruing interest.

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

Bank Regulatory Developments

        During the course of the most recent examination of the Bank by representatives of the Federal Reserve Bank of Chicago, the Bank's principal federal regulator, and representatives of the Michigan Office of Financial and Insurance Services (the "Regulators"), the examiners raised concerns and identified supervisory issues with respect to the Bank's operations including, among others, its Board of Directors, management and asset quality and credit risk. The Regulators have recently issued their examination report, which reviews these issues and concerns in detail. The Regulators have also indicated that they intend to request the Bank to enter into an informal or a formal written agreement which would contain various reporting and other requirements for the Bank to respond to the issues and concerns raised during the course of the examination and in the examination report. As a result of issues and concerns of the Regulators, the Federal Reserve Bank of Chicago also issued a directive to the Bank which requires prior notice to the Federal Reserve Bank of Chicago before adding or replacing any member of the Banks' board of directors, or employing, changing the responsibilities of, or dismissing any officer of the Bank. In addition, as a result of the Regulators concerns, the Bank has withdrawn applications for opening a new branch office in Jenison, Michigan and a new planned branch in Wayland, Michigan. Another effect or result of the regulatory issues and concerns is that the Bank will be required to pay significantly increased premiums for FDIC insurance. These premiums are estimated to be approximately $80,000 per month and will have an adverse effect on the Bank's earnings while this requirement is in place.

        The Bank's board of directors and management have been in discussions with the Regulators and are aggressively and thoroughly responding to the issues and concerns raised by the Regulators. Searches for a new Bank Chief Executive Officer and a new Bank Chief Lending Officer are in process and are expected to be completed within three to four months. Mr. John Van Singel, the president and chief executive officer of the Company and of the Bank is currently on a leave of absence. Mr. James Luyk, the Bank's Chief Financial Officer, has been designated as the Bank's Interim Chief Operating Officer for the Bank. Mr. Robert Deppe has been elected to serve as the new Chairman of the Board of the Bank. The Board is in the process of screening and selecting four new directors and expects to complete this process before the end of the year. The Bank also intends to retain a loan workout specialist on a contract basis. In addition, a special improvement team of key employees has been created which is identifying and implementing the action steps needed to resolve all of the regulatory issues and concerns.

        In spite of the Regulators' asset quality concerns, which are being addressed, the Bank's capital exceeds the regulatory requirements for being `well capitalized" as set forth in applicable laws and regulations. In addition, the Bank is well positioned in markets, which are believed to be excellent. Given those factors, the strength of the Bank's overall staff and progress made to date in dealing with asset quality issues, Management believes that the restrictions on the Bank's operations and the increased FDIC insurance premiums imposed by the Regulators to date, or that may be imposed under any informal or formal agreement, will not continue for an extended period of time. Moreover, the Bank expects to be profitable for the balance of the year.

FINANCIAL CONDITION

Summary

        Total assets increased $14 million, 2.8% to $515 million from December 31, 2001 to June 30, 2002. The significant changes were an increase in net loans receivable of $15 million. Substantially all of the 4.1% increase was in the commercial loan portfolio. Deposits increased $21 million, or 6.0%, to $380 million; interest bearing deposits increased $22 million and non-interest bearing deposits decreased $.5 million, as a result of lower balances in business checking accounts. The significant change in the interest bearing deposits came from an increase in core deposits of $19 million. Savings, N.O.W. and M.M.D.A. increased $13 million, time deposits under $100,000 increased $6 million. Brokered time deposits increased $ 1 million from December 31, 2001 to June 30, 2002. The Corporation expects similar quarterly growth in deposits and slower growth in loans throughout the remainder of the year. Borrowed funds increased $1 million and securities sold under agreements to repurchase and fed funds purchased decreased $9 million from December 31, 2001 to June 30, 2002.

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

        All of the Corporation's securities are classified as held-for-sale. The Corporation's total holdings decreased $3 million from December 31, 2001.

                                                          Amortized             Fair             Amount
Securities available-for-sale (in thousands)                 Cost              Value             Pledged
                                                             ----              -----             -------
     June 30, 2002..............................           $74,553             $76,493           $70,523
     December 31, 2001..........................            77,692              79,080            78,106

        The Bank sold securities designated available-for-sale with an aggregate market value of $3.6 million during the first six months of 2002. The majority of the securities are pledged to secure borrowed funds from the Federal Home Loan Bank, and securities sold under agreements to repurchase and other purposes as required or permitted by law.

Portfolio Loans

        The Bank's largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The Bank's consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation("FHLMC"). However, the Bank retains servicing rights on substantially all such loans sold. At June 30, 2002 and December 31, 2001, the Bank was servicing loans for FHLMC totaling $241 million and $195 million respectively. The percentage of consumer loans as a percent of total loans is expected to decline. The Bank has taken steps to improve consumer credit quality that will result in a decline in indirect consumer lending. Indirect consumer loans declined from $46 million at December 31, 2001 to $40 million at June 30, 2002. It is likely that the indirect consumer loan portfolio will continue to shrink throughout the year.

Loan Portfolio Composition (in thousands)

                                                           June 30, 2002          December 31, 2001
                                                           -------------          -----------------
                                                          Amount         %        Amount         %
                                                          ------         -        ------         -

          Commercial Real Estate....................     $215,408       54       $196,864        52
          Residential Real Estate...................       57,382       14         49,961        13
          Commercial................................       57,450       15         60,667        16
          Consumer..................................       65,645       17         71,853        19
                                                         --------       --       --------        --
            Total loans............................      $395,885      100%      $379,345       100%
                                                         ========      ====      ========       ====

        The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and appoints the Chief Lending Officer, who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. The loan review officer submits periodic reviews to Executive management and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category.

        The low interest rate environment resulted in a significant amount of re-financing during the first six months of 2002. Consumers refinanced mortgage loans to lock in the lower interest rates. This activity increased gains on sales of loans held for sale by 45% from the previous year. Management does not expect this abnormally high volume to continue. Loans held for sale declined from $11.5 million at December 31, 2001 to $3.5 million at June 30, 2002. During the three months of 2001 and the first three months of 2002, the Bank experienced a significant amount of fixed rate commercial loan re-financing. A significant number of these customers re-financed from higher fixed interest rates to lower variable interest rates. For discussion regarding interest rate risk exposure and management of this risk see the "Interest Rate Risk" and "Asset/Liability Gap Position" sections.

Non-performing Assets (in thousands)

                                                                          June 30, 2002         December 31, 2001
                                                                          --------------        -----------------
    Non-accrual loans............................................               $6,637                 $2,285
    90 days or more past due & still accruing....................                  233                  2,961
                                                                                ------                 ------
         Total Non-performing Loans..............................                6,870                  5,246
    Other real estate............................................                  120                    120
                                                                                ------                 ------
        Total Non-performing Assets..............................               $6,990                 $5,366
                                                                                ======                 ======

    As a percentage of portfolio loans
         Non-performing loans....................................                1.74%                  1.38%
         Non-performing assets...................................                1.77%                  1.41%
         Allowance for loan losses...............................                2.13%                  1.84%
    Allowance for loan losses as a % of non-performing loans.....                 123%                   133%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate, which is real estate that has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS 118, are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

Allowance for Loan Losses (in thousands)

                                                             Three Months ended               Six Months ended
                                                                  June 30,                        June 30,
                                                         ----------------------------    ---------------------------
                                                              2002           2001             2002          2001
                                                              ----           ----             ----          ----
Balance at beginning of period......................        $7,292         $5,115           $6,983        $4,874
Loans charged off...................................          (993)          (188)          (1,340)         (598)
Recoveries of loans previously charged off..........            82             39              138           165
Additions to allowance charged to operations........         2,045            610            2,645         1,135
                                                           -------        --------         -------       -------
     Balance at end of period.......................        $8,426         $5,576           $8,426        $5,576
                                                           =======        =======          =======       =======

Net loans charged off to average loans outstanding..          .92%           .17%             .62%          .24%

        Net loans charged off increased $762,000 or 511% for the second quarter of 2002, compared to 2001. This is a result of higher charge-offs in the commercial loan and indirect consumer loan portfolios. The additions to allowance charged to operations increased $1,435,000 for the second quarter of 2002, versus 2001. The addition to the allowance charged to operations was 235% higher compared to the same period in 2001. This increase was the result of increased charge-offs, a change in the Bank's loan rating system and a continued weak economy.

        For the six month period ended June 30, 2002 versus the same period in 2001, net loans charged off increased 178%. The increased provision for loan losses charged to operations, reflects the growth in the loan portfolio and the probable losses inherent in the portfolio. The majority of loan charge offs, during the first six months of 2002, are from the indirect consumer auto loan and commercial loan portfolio. The indirect consumer loan portfolio has been intentionally reduced by over 15% since October 2001 to lower risk in this area.

Allocation of the Allowance for Loan Losses (dollars in thousands)

The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

                                                    June 30, 2002                 December 31, 2001
                                                    -------------                 -----------------
                                               Allowance     % of total        Allowance     % of total
                                                Amount        allowance         Amount        allowance
                                                ------        ---------         ------        ---------

Commercial.............................           $5,424             64%          $4,908             70%
Real estate mortgages..................              115              1              100              2
Consumer...............................            1,414             17            1,273             18
Allocated based on subjective factors..            1,473             18              702             10
                                                  ------          -----           ------          -----
  Total................................           $8,426            100%          $6,983            100%
                                                  ======          =====           ======          =====

        In addition to specific reserves assigned to individual loans, management uses an eight point rating system to assign risk ratings to all commercial loans. A pre-determined loss allocation is assigned to loans in each risk-rating category. Residential real-estate and consumer loans are assigned a loss allocation on a "pooled" basis, which represents historical losses and management's judgment. The allowance also includes an allocation based on subjective factors, including but not limited to general economic conditions, local business conditions, trends, and mix and terms of the loan portfolio.

        The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type. Management has provided additions to the allowance for loan losses to support the 2002 loan growth, to replenish the allowance for charge-offs during the year and for the increase of non-performing loans.

Deposits and borrowed funds

The following table sets forth the average deposit balances and the portfolio mix thereon:

                                                          June 30, 2002              December 31, 2001
                                                          -------------              -----------------

                                                         Average                     Average
                                                         Balance          %          Balance         %
                                                         -------          -          -------         -

    Non-interest bearing demand ................            $49,521       13%         $ 44,685       13%
    NOW accounts ...............................             35,551       10%           29,164        8%
    MMDA/Savings ...............................             76,340       20%           68,837       20%
    Time - negotiable brokered .................             58,350       16%           51,699       15%
    Time .......................................            154,064       41%          152,000       44%
                                                           --------    ------         --------    ------
        Total Deposits .........................           $373,826      100%         $346,385      100%
                                                           ========    ======         ========    ======

        Total deposits increased $21 million from $359 million at December 31, 2001 to $380 million at June 30, 2002. Non-interest bearing deposits declined $.5 million, savings and time deposits increased $18.5 million and time deposits over $100,000 increased $3.0 million. The increase in time deposits over $100,000 includes brokered CD's, which increased $1 million from $56 million at December 31, 2001 to $57 million at June 30, 2002.

        Borrowed funds from the Federal Home Loan Bank remained at $36 million from December 31, 2001 to June 30, 2002. Fed funds purchased declined $10 million from $10 million at December 31, 2001 to zero at June 30, 2002.

        The use of alternative funding sources such as fed funds, brokered certificates and FHLB advances supplement the Bank's core deposits and also is an integral component of the Bank's asset/liability management effort.

RESULTS OF OPERATIONS

Summary

        Net income decreased significantly from the same period in 2001. The decrease is mainly due to an increase in the loan loss provision and an increase in non-interest expense. Net income equaled $67,000 for the second quarter in 2002, compared to $1,455,000 for the second quarter in 2001. This is a 95% decrease from the second quarter in 2001. The loan loss provision for the second quarter in 2002 was $2,045,000 compared to $610,000 for the second quarter in 2001. Non-interest expense increased $513,000 for the second quarter in 2002, compared to 2001.

        Net income equaled $1,431,000 for the six months ended June 30, 2002, compared to $2,699,000 for the same period in 2001. This is a 47% decrease from the same period in 2001. The loan loss provision for the first six months of 2002 was $2,645,000, compared to $1,135,000 for the same period in 2001. Non-interest expense increased $1,353,000 for the six month period ended June 30, 2002 versus 2001.

Earnings Performance (in thousands, except per share data)

                                         Three Months Ended June 30,               Six Months Ended June 30,
                                    ------------------- ------------------- ------------------- -----------------
                                           2002                2001                2002                2001
                                           ----                ----                ----                ----

Net Income..........................         $67              $1,455              $1,431               $2,699
  Per Share.........................       $0.03               $0.72               $0.70                $1.33

Earnings ratios:
  Return on average assets..........         05%               1.24%                .56%                1.17%
  Return on average equity..........         52%              12.49%               5.71%               11.81%

Net Interest Income

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis ("FTE") and interest expense and average rates earned and paid for the Bank's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                       (dollars in thousands)            (dollars in thousands)
                                                       ----------------------            ----------------------
                                                       2002              2001             2002            2001
                                                       ----              ----             ----            ----

Average earning assets......................         $473,260          $442,215        $476,746         $438,584
Tax equivalent net interest income..........            4,865             4,786          10,041            9,189

As a percentage of average earning assets:
  Tax equivalent interest income............            6.77%             8.28%           6.92%            8.40%
  Interest expense..........................            3.18%             4.64%           3.21%            4.91%
                                                     --------          --------        --------         --------
  Interest spread...........................            3.59%             3.64%           3.71%            3.49%

  Tax equivalent net interest income........            4.12%             4.34%           4.25%            4.23%

Average earning assets as a percentage of
average assets..............................            92.1%             94.2%           92.8%            94.3%

        Net interest income is the principal source of income for the Corporation. For the second quarter in 2002, tax equivalent net interest income increased $79,000, or 2%, over the same period in 2001. Average earning assets increased 7% to $473,260,000 during the second quarter in 2002, compared to $442,215,000 in 2001. This volume change resulted in an increase in an additional $363,000 in fully taxable equivalent interest income. The average rate of interest collected on loans decreased 137 basis points for the second quarter of 2002, compared to 2001, resulting in a $1,310,000 decrease in fully taxable equivalent interest income. The average rate paid on time deposits decreased 150 basis points for the second quarter in 2002, compared to 2001, resulting in a $796,000 increase in fully taxable equivalent net interest income.

        Tax equivalent net interest income increased $852,000 to $10,041,000 for the first six months of 2002, a 9% increase from the same period in 2001. The increase was a result of the growth of the Corporation's average earning assets, which grew 9% from a year earlier. The loan portfolio average balance increased 10% and the investment portfolio average balance increased 4% for the first six months of 2002 compared to the same period in 2001. Earning assets averaged $38 million higher for the first six months of 2002 compared to the same period in 2001; this volume change resulted in an additional $970,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the six months ended June 30, 2002 was primarily funded by a 4.3% increase, $8,715,000 in time deposits. For the six months ended June 30, 2002 the average FTE interest rate earned on assets decreased 148 basis points, decreasing FTE interest income by $1,728,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased 170 basis points, decreasing interest expense by $2,580,000. The net difference between interest rates earned and paid was a $852,000 increase in FTE net interest income.

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

Provision for loan losses

        The provision for loan losses charged to earnings was $2,045,000 in the second quarter of 2002, compared to $610,000 for the same period in 2001. The provision for loan losses charged to earnings was $2,645,000 in the first six months of 2002, which is significantly higher than the $1,135,000 for the same period in 2001. The recent increase in the provision is attributed to loan growth, an increase in classified loans and a general weakness in the economy.

        The increase in the allowance reflects management's assessment of the allowance for loan losses. Although management expects the loan loss provision to be approximately $500,000 to $600,000 in the remaining quarters of 2002, unanticipated changes in credit quality could result in significant adjustments to the provision charged to operations.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale, gains from loan sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Bank retains the servicing rights on the loans sold to Freddie Mac. Non-interest income decreased $147,000, or 11% for the second quarter of 2002, compared to 2001. The decrease was mainly the result of a slow down in mortgage refinancing during the second quarter of 2002. This resulted in a $196,000 decrease in net gain on sales of loans held for sale for the three month period ended June 30, 2002, versus 2001.

        Non-interest income increased $273,000 or 11% for the six month period ended June 30, 2002 versus 2001. The increase was due to a $324,000, 45%, increase in net gains on loan sales. This increase is a direct result of a favorable interest rate environment which caused a significant increase in the mortgage refinance business. The Bank anticipates lower volume in mortgage activity for the remainder of the year. The 94% increase in amortization of mortgage servicing rights was due to the refinance boom. Service charges on deposit accounts increased $148,000, a 20% increase for the six month period ended June, 2002 versus 2001. This increase was a result of continued account growth and fee increases. Insurance revenue increased 18%, or $92,000. This increase was a result of continued growth in the number of new insurance customers.

Non-interest Expense

        Non-interest expense is expected to increase in future quarters as a result of matters described under "Bank Regulatory Developments." Increases in staff expense, legal and professional expense and FDIC insurance are expected.

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                  (in thousands)                    (in thousands)
                                                  --------------                    --------------
                                              2002             2001             2002             2001
                                              ----             ----             ----             ----

   Salaries ............................       $1,740           $1,409           $3,557           $2,782
   Employee benefits ...................          426              385              931              778
   Occupancy ...........................          301              237              593              519
   Equipment ...........................          250              271              504              531
   Data processing & software ..........          224              180              442              374
   Legal & professional ................          156               91              277              160
   Printing and supplies ...............          163              103              276              210
   Marketing ...........................           87               71              187              140
   Other ...............................          628              715            1,212            1,132
                                             --------         --------         --------         --------

        Total non-interest expense .....       $3,975           $3,462           $7,979           $6,626
                                             ========         ========         ========         ========

        Non-interest expense increased $513,000 or 15% for the second quarter in 2002, compared to 2001. The corporation's salary expense increased $331,000 or 23% for the second quarter of 2002, versus 2001. Employee benefits expense increased $41,000 or 11% for the second quarter of 2002, versus 2001. Legal and professional fees increased $65,000 for the second quarter of 2002, versus 2001.

        Non-interest expense increased $1,353,000 or 20% for the six month period ended June 30, 2002 versus 2001. The Corporation's salary expense increased $775,000, or 28% for the six month period ended June 30, 2002 versus 2001. The increase includes the addition of several key management positions, new employees and salary increases. Employee benefit's increased $153,000, or 20% during the first six months of 2002 versus 2001. The Corporation's medical plan is self-insured, there were higher medical claims and more employees enrolled in the plan. Legal & professional fees increased 73%, or $117,000. The increase is a result of outside audit and other consulting expense. Other expenses increased 7%, or $80,000 for the six month period ended June 30, 2002 versus 2001. The increase in non-interest expense includes temporary staff and lending expenses associated with the significant increase in mortgage business. As the mortgage activity slows, these expenses will decline.

Provision for Federal Income Tax

        The provision for income taxes was $451,000, which equates to an effective tax rate of 24% for the six month period ended June 30, 2002 compared to $924,000, effective tax rate of 26% in 2001. The decrease in the effective tax rate for the six month period ended June 30, 2002 is a result of a higher percentage of tax-exempt income to income before federal income taxes. The percentage was 33% for the six month period ended June 30, 3002 versus 19% for the same period in 2001. The corporation utilized a valuation allowance credit of $120,000 for the six month period ended June 30, 2001, which resulted in lowering the effective tax rate from 29% to 26%. The difference between the Corporation's effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. Tax-exempt income, net of nondeductible interest expense totaled $527,000 and $555,000 for six month periods ended June 30, 2002 and 2001, respectively.

        The provision for federal income taxes for the second quarter was a credit of $102,000, as a result of a net operating loss before federal income taxes and impact of tax exempt income in the second quarter, off-setting a portion of the tax provision recorded in the first quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. For the six month period ended June 30, 2002 total shareholders' equity increased $867,000, which includes a $365,000 increase of accumulated other comprehensive income.

        There are minimum risk based capital regulatory guidelines placed on the Corporation's capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios at June 30, 2002:

Capital Resources (in thousands)

                                                Regulatory Requirements
                                              Adequately          Well
                                              Capitalized     Capitalized       June 30, 2002        December 31, 2001
                                              -----------     -----------       -------------        -----------------

    Tier 1 capital......................                                             $48,236                 $47,761
    Tier 2 capital......................                                               5,321                   5,099
                                                                                     -------                 -------
    Total qualifying capital............                                             $53,557                 $52,860
                                                                                     =======                 =======

    Ratio of capital to total assets
    Tier 1 leverage ratio...............          4%               5%                  9.43%                   9.64%
    Tier 1 risk-based capital...........          4%               6%                 11.52%                  11.90%
    Total risk-based capital............          8%              10%                 12.79%                  13.17%

Asset/Liability Gap Position (in thousands)

                                                                       As of June 30, 2002
                                            ------------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................        $ 1,800        $     -       $      -       $     -       $  1,800
  Loans................................        159,137         32,510        162,223        42,015        395,885
  Securities (including restricted
     investments)......................         45,818          4,624         15,572        13,379         79,393
  Loans held for sale..................          3,512              -              -             -          3,512
                                              --------        -------       --------       -------       --------
  Total interest earning assets........       $210,267        $37,134       $177,795       $55,394       $480,590
                                              ========        =======       ========       =======       ========

Interest bearing liabilities:
  Savings & NOW........................        $55,199       $  3,963        $21,136       $40,070        120,368
  Time.................................         44,102         72,689         91,569         3,837        212,197
                                              --------        -------       --------       -------       --------
  Total interest bearing deposits......         99,301         76,652        112,705        43,907        332,565
  Other borrowings.....................         44,399          3,000         15,200        17,800         80,399
                                              --------        -------       --------       -------       --------

   Total interest bearing liabilities..       $143,700        $79,652       $127,905       $61,707       $412,964
                                              ========        =======       ========       =======       ========

Rate sensitivity gap and ratios:
  Gap for period.......................         66,567        (42,518)        49,890       (6,313)
  Cumulative gap.......................         66,567         24,049         73,939        67,626
  Period gap ratio.....................           1.46            .47           1.39           .90
  Cumulative gap ratio.................           1.46           1.11           1.21          1.16
Gap /Total Earning assets
  Period...............................          13.9%          (8.8)%         10.4%        (1.3)%
  Cumulative...........................          13.9%            5.0%         15.4%         14.1%

        The asset/liability gap reflects the scheduled repayment and maturities of the Corporation's loans, investments and liabilities. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Also, savings and NOW accounts, which have a variable interest rate, are treated as not immediately sensitive to changes in interest rates, based on the Corporation's historical experience and future intentions.

        As of June 30, 2002 the cumulative one-year gap position was asset sensitive, approximately 5.0% of total earning assets. The table above reflects that the Corporation has an asset repricing gap of $67 million at 3 months and an asset repricing gap of $24 million at one year. The Corporation's gap position indicates that within one year, the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Corporation.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

                                       Market Value of
Change in Interest Rates                  Portfolio              Percent           Net Interest          Percent
                                          Equity(1)              Change             Income(2)            Change
                                      -------------------    ----------------    -----------------    --------------
     300 basis point rise                  $36,387                (22.6)%             $20,069                9.4%
     200 basis point rise                   40,048                (14.8)               19,522                6.4
     100 basis point rise                   43,659                 (7.1)               18,957                3.4
     Base rate                              47,011                  -                  18,341                -
     100 basis point decline                50,151                  6.7                17,711               (3.4)
     200 basis point decline                53,491                 13.8                16,532               (9.9)
     300 basis point decline                57,356                 22.0                14,643              (20.2)

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

        Cash and cash equivalents equaled 3.5% of total assets as of June 30, 2002 versus 2.4% as of December 31, 2001. For the six month period ended June 30, 2002, $11.2 million in net cash was provided from operations, investing activities used $17.9 million, and financing activities provided $12.6 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $5.9 million increase in cash and cash equivalents during the six month period ended June 30, 2002. The Corporation's liquidity is considered adequate by management.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. - None
Item 2.	Changes in Securities and Use of Proceeds. - None
Item 3.	Defaults Upon Senior Securities. - None
Item 4.	Submission of Matters to a Vote of Securities Holders.
The annual meeting of shareholders of the Corporation was held on April 18, 2002. The shareholders of the Corporation voted on the following matters at the meeting.:
Director Nominee: John A. Van Singel	For: 1,622,245	Withhold 39,013
Item 5.	Other Information. - None
Item 6.	Exhibits and Reports on 8-K.

(a)	Exhibits
99.1	Certificate of the Interim Chief Executive Officer and the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K
The Corporation filed a Current Report on Form 8-K dated June 27, 2002, disclosing in Item 9 an increase in the loan loss provision, the search for a new CEO for the Corporation’s bank subsidiary and the appointment of a chief operating officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ James A. Luyk James A. Luyk (Acting Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

DATE:  8/14/02

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Acting Chief Executive Officer and the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1

I, James A. Luyk, Acting Chief Executive Officer and the Chief Financial Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated:  August 14, 2002

/s/ James A. Luyk James A. Luyk Acting Chief Executive Officer and Chief Financial Officer