Form 10-Q
period 2002-09-30
O A K FINANCIAL CORP
filed 2002-11-14
CIK 1038459

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,040,532 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 14, 2002.

INDEX

Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Item 4.
	Controls and Procedures	3-6 7-8 9-18 19 19
Part II.	Other Information
Item 1.
Legal Proceedings

Item 2.
Changes in Securities and Use of Proceeds

Item 3.
Defaults Upon Senior Securities

Item 4.
Submission of Matters to a Vote of Security Holders

Item 5.
Other Information

Item 6.
	Exhibits and Reports on Form 8-K	20 20 20 20 20 20
Signatures		21
Certifications		22-23
Exhibits		24-26

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS
                                                                                 September 30,          December 31,
                                                                                      2002                  2001
      ASSETS                                                                      (Unaudited)
                                                                               -------------------   -------------------

Cash and due from banks..................................................           $20,059,764          $12,051,503
Federal funds sold.......................................................            12,900,000                    -
                                                                                  -------------        -------------
Cash and cash equivalents................................................            32,959,764           12,051,503

Available-for-sale securities............................................            81,128,494           79,080,306

Total Loans .............................................................           397,037,300          379,345,186
Allowance for loan losses................................................            (8,631,616)          (6,982,779)
                                                                                  --------------       --------------
Net Loans................................................................           388,405,684          372,362,407

Loans held for sale......................................................             2,415,736           11,456,287
Accrued interest receivable..............................................             3,178,736            3,484,633
Premises and equipment, net..............................................            15,438,628           12,586,367
Restricted investments...................................................             2,900,000            2,900,000
Other assets.............................................................             8,392,108            6,860,483
                                                                                  -------------        -------------                                                                                 --------------       --------------

Total assets.............................................................          $534,819,150         $500,781,986
                                                                                   ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing.........................................................          $335,275,956         $310,631,041
Non-interest bearing.....................................................            55,304,432           48,322,935
                                                                                  -------------        -------------

Total deposits...........................................................           390,580,388          358,953,976

Securities sold under agreements to repurchase
  and federal funds purchased............................................            50,582,988           51,162,712
Borrowed funds...........................................................            37,500,000           37,036,681
Other liabilities........................................................             4,185,583            4,345,794
                                                                                  -------------        -------------

Total liabilities........................................................           482,848,959          451,499,163

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
  2,040,532 shares issued and outstanding ...............................             2,040,532            2,040,532
Additional paid-in capital...............................................             6,297,434            6,302,538
Retained earnings........................................................            42,283,045           40,396,147
Accumulated other comprehensive income ..................................             1,675,430              916,256
Unallocated common stock held by ESOP....................................              (326,250)            (372,650)
                                                                                  --------------      ---------------

Total stockholders' equity...............................................            51,970,191           49,282,823
                                                                                  -------------        -------------

Total liabilities and stockholders' equity...............................          $534,819,150         $500,781,986
                                                                                   ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME
                                                                            Three Months and Nine Months ended
                                                                                September 30, 2002 and 2001
                                                                                        (Unaudited)
                                                                      Three Months                      Nine Months
                                                                      -------------                     -----------
Interest Income                                                    2002            2001            2002             2001
                                                                   ----            ----            ----             ----
   Loans...............................................         $7,093,084        $7,949,319     $21,635,603     $23,532,550
   Available-for-sale securities.......................            837,022         1,020,147       2,513,278       3,307,025
   Restricted investments..............................             45,007            50,680         132,760         150,128
   Federal funds sold..................................             30,895            56,657          43,740         137,555
                                                             -------------     -------------  --------------   -------------

Total interest income..................................          8,006,008         9,076,803      24,325,381      27,127,258
                                                               -----------       -----------     -----------     -----------

Interest expense
   Deposits............................................          2,556,813         3,178,186       7,686,547      10,357,417
   Borrowed funds......................................            494,594           598,486       1,569,438       1,840,865
   Securities sold under agreements to repurchase......            207,108           281,791         526,768         963,250
                                                               -----------       -----------     -----------   -------------

Total interest expense.................................          3,258,515         4,058,463       9,782,753      13,161,532
                                                                ----------        ----------      ----------     -----------

Net interest income....................................          4,747,493         5,018,340      14,542,628      13,965,726

Provision for loan losses..............................            600,000           565,000       3,245,000       1,700,000
                                                               -----------       -----------     -----------     -----------

Net interest income after provision for loan losses....          4,147,493         4,453,340      11,297,628      12,265,726
                                                                ----------        ----------     -----------     -----------

Non-interest income
   Service charges.....................................            475,657           410,485       1,362,896       1,149,637
   Net gain on sales of loans held for sale............          1,099,840           621,846       2,140,004       1,337,901
   Amortization of mortgage servicing rights...........           (203,370)         (125,164)       (556,103)       (306,605)
   Loan servicing fees.................................            123,220           109,783         346,613         329,043
   Net gain on sales of available-for-sale securities..                  -           144,161          81,042         300,090
   Insurance premiums..................................            261,143           295,253         852,200         794,504
   Brokerage fees......................................             57,124            75,386         188,583         233,362
   Other...............................................             51,015            79,344         159,909         210,607
                                                               -----------       -----------     -----------     -----------

Total non-interest income..............................          1,864,629         1,611,094       4,575,144       4,048,539
                                                                ----------        ----------      ----------      ----------

Non-interest expenses
   Salaries............................................          1,724,940         1,653,540       5,281,910       4,435,662
   Employee benefits...................................            430,236           344,323       1,360,981       1,121,843
   Occupancy...........................................            317,879           236,512         910,608         755,534
   Furniture and fixtures..............................            277,897           267,734         782,389         799,031
   Other...............................................          1,230,504           973,469       3,624,680       2,989,930
                                                                ----------       -----------      ----------      ----------

Total non-interest expenses............................          3,981,456         3,475,578      11,960,568      10,102,000
                                                                ----------        ----------     -----------     -----------

Income before federal income taxes.....................          2,030,666         2,588,856       3,912,204       6,212,265

Federal income taxes...................................            605,350           740,700       1,056,000       1,665,000
                                                               -----------       -----------     -----------     -----------

Net income.............................................         $1,425,316        $1,848,156      $2,856,204      $4,547,265
                                                                ==========        ==========      ==========      ==========

Income per common share:
    Basic..............................................           $   0.70         $   0.90         $   1.40        $   2.23
                                                                  ========         ========         ========        ========
    Diluted............................................           $   0.70         $   0.90         $   1.40        $   2.23
                                                                  ========         ========         ========        ========
The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                     Nine Months Ended September 30,
                                                                                               (Unaudited)
                                                                                      2002                     2001
                                                                               -------------------      -------------------

Shares of common stock issued and outstanding
    Balance, beginning of period.......................................                2,040,532              2,041,775
    Common stock issued................................................                        -                    757
                                                                                     -----------            -----------

    Balance, end of period.............................................                2,040,532              2,042,532
                                                                                     ===========            ===========

Common stock
    Balance, beginning of period.......................................               $2,040,532             $2,041,775
    Common stock issued................................................                        -                    757
                                                                                     -----------            -----------

    Balance, end of period.............................................                2,040,532              2,042,532
                                                                                     -----------            -----------

Additional paid-in-capital
    Balance, beginning of period.......................................                6,302,538              6,265,446
    Issuance of common stock...........................................                        -                 37,092
    Allocation of ESOP shares..........................................                   (5,104)                     -
                                                                                     -----------            -----------

    Balance, end of period.............................................                6,297,434              6,302,538

Retained earnings
    Balance, beginning of period.......................................               40,396,147             36,280,076
    Unallocated ESOP shares............................................                    7,018                      -
    Cash dividends.....................................................                 (976,324)              (919,140)
    Net income.........................................................                2,856,204              4,547,265
                                                                                     -----------            -----------

    Balance, end of period.............................................               42,283,045             39,908,201
                                                                                     -----------            -----------

Accumulated other comprehensive income
    Balance, beginning of period.......................................                  916,256                483,869
    Other comprehensive income ........................................                  759,174                678,973
                                                                                     -----------            -----------

    Balance, end of period.............................................                1,675,430              1,162,842
                                                                                     -----------            -----------

Unallocated common stock held by ESOP
    Balance, beginning of period.......................................                 (372,650)              (442,350)
    Allocation of ESOP shares..........................................                   46,400                 69,700
                                                                                     -----------            -----------

    Balance, end of period.............................................                 (326,250)              (372,650)
                                                                                     -----------            -----------

Total stockholders' equity.............................................              $51,970,191            $49,043,463
                                                                                     -----------            -----------

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Nine Months Ended September 30,
                                                                                               (Unaudited)
                                                                                 ----------------------------------------
                                                                                        2002                 2001
                                                                                 -------------------   ------------------
Cash flows from operating activities
   Net income...............................................................          $2,856,204            $4,547,265
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization.........................................             755,789               801,023
      Provision for loan losses.............................................           3,245,000             1,700,000
      Proceeds from sales of loans held for sale............................         108,317,312            69,779,088
      Originations of loans held for sale...................................         (98,317,698)          (71,159,528)
      Net gain on sales of available-for-sale securities....................             (81,042)             (300,090)
      Net gain on sales of loans held for sale..............................            (959,063)           (1,337,901)
      Net amortization of investment premiums...............................             299,563                45,026
      Loss on sales of property and equipment...............................              14,916                     -
      Deferred income taxes (benefit).......................................            (539,143)             (503,921)
      Changes in operating assets and liabilities which (used) provided cash
         Accrued interest receivable........................................             305,897              (400,128)
         Other assets.......................................................          (1,386,990)             (631,569)
         Net (decrease) increase in other liabilities.......................            (113,811)              283,562
                                                                                     ------------          -----------
Net cash provided by operating activities...................................          14,396,934             2,822,827
                                                                                     -----------           -----------

Cash flows from investing activities
   Available-for-sale securities
      Proceeds from maturities..............................................          16,778,874            22,932,862
      Proceeds from sales...................................................           3,598,520             4,130,670
      Purchases.............................................................         (21,488,507)          (31,371,411)
   Net increase in loans held for investment................................         (19,288,277)          (30,805,355)
   Purchases of restricted investments......................................                   -              (190,000)
   Purchases of premises and equipment......................................          (3,660,539)             (200,524)
   Proceeds from the sale of premises and equipment.........................              37,573                     -
                                                                                     -----------           -----------
Net cash used in investing activities.......................................         (24,022,356)          (35,503,758)
                                                                                     ------------          ------------

Cash flows from financing activities
   Net increase in deposits.................................................          31,626,412            16,373,616
   Net increase in TT&L note................................................             586,602               474,725
   Proceeds from FHLB borrowings............................................           4,000,000             7,200,000
   Repayments of FHLB borrowings............................................          (4,000,000)           (6,000,000)
   Common stock dividends paid..............................................            (976,324)             (919,140)
   Net other borrowed funds (repayments)....................................            (123,283)              (31,588)
   Net increase in securities sold under agreements
      to repurchase and fed funds purchased.................................            (579,724)            9,754,129
   Proceeds from stock options exercised....................................                   -                37,850
                                                                                     -----------           -----------
Net cash provided by financing activities ..................................          30,533,683            26,889,592
                                                                                     -----------           -----------

Net increase (decrease) in cash and cash equivalents .......................          20,908,261            (5,791,339)

Cash and cash equivalents, beginning of period..............................          12,051,503            16,759,837
                                                                                     -----------           -----------

Cash and cash equivalents, end of period ...................................         $32,959,764           $10,968,498
                                                                                     ===========           ===========

Supplementary cash flows information
   Interest paid............................................................         $10,009,785           $13,441,067
   Income taxes paid........................................................          $1,232,400            $1,678,300

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

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

                                                          Three Months ended                 Nine Months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                        ----              ----             ----              ----
Average shares outstanding                            2,040,532         2,042,532        2,040,532         2,042,532
Average ESOP shares not committed to be released         (6,525)           (7,453)          (6,525)           (7,539)
                                                    -------------     -------------    -------------     -------------
Shares outstanding for basic earnings per share       2,034,007         2,035,079        2,034,007         2,034,993
Dilutive shares from stock option plans                      -                 -                -                 -
                                                    -------------     -------------    -------------     -------------
Shares outstanding for dilutive earnings per share    2,034,007         2,035,079        2,034,007         2,034,993
                                                    -------------     -------------    -------------     -------------

Note 3 – Comprehensive Income (in thousands)

                                                          Three Months ended                 Nine Months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                        ----              ----             ----              ----
Net Income                                              $1,425            $1,848           $2,856           $4,547
Net Change in unrealized gain on securities
       available-for-sale, net of tax                      395               151              759              679
                                                    -------------     -------------    -------------     -------------
Comprehensive income                                    $1,820            $1,999           $3,615           $5,226
                                                    =============     =============    =============     =============

Note 4 – Segment Reporting

        The Corporation provides a broad range of financial products and services through its branch network in West Michigan. While the Corporation’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a corporate wide basis. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment.

Note 5 – Allowance for loan losses

        The allowance for loan losses is established as a reserve to absorb estimated credit losses associated with the loan portfolio.  Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Impaired loans as of September 30, 2002 and December 31, 2001 were $25.5 million and $8.8 million, respectively. The allowance for impaired loans was $3.2 million and $1.6 million as of September 30, 2002 and December 31, 2001, respectively. The change in impaired loans reflects a change made to the banks loan rating system during the second quarter of 2002. During the second quarter of 2002, the bank significantly increased the provision for loan losses to cover the increase in impaired loans. Non-performing loans totaled $9.4 million at September 30, 2002 compared to $5.2 million at December 31, 2001 and $5.3 million at September 30, 2001. Non-performing loans are defined as loans that are 90 days or more past due and accruing interest plus loans that the accrual of interest has been discontinued.

Note 6 – Interest rate risk

        In the ordinary course of business, the Bank enters into rate-lock residential real estate loan commitments with customers. These commitments expose the Bank to interest rate risk. It is the Bank’s practice to sell most of the real estate mortgage loans to the Federal Home Loan Mortgage Corporation. The Bank mitigates risk by entering into agreements to rate-lock with the Federal Home Loan Mortgage Corporation.

FORWARD LOOKING STATEMENTS

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

        This report also contains forward looking statements with respect to the impact of the regulatory and supervisory matters described below under the caption “Bank Regulatory Developments” on the Corporation’s and the Bank’s business operations and performance. In addition to the factors mentioned above or previously disclosed in the Corporation’s other filings with the Securities and Exchange Commission (accessible on the SEC’s web site at http://www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward looking statements or historical performance: (1) the Corporation’s and the Bank’s failure to satisfy the requirements of the Written Agreement with the Federal Reserve and OFIS; (2) the impact of reputational risk created by the issues and concerns raised by the Regulators and the Written Agreement on such matters as business generation and retention, funding and liquidity; and (3) further supervisory or enforcement action of the Regulators.

        Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s other filings with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        O.A.K. Financial Corporation (the “Corporation”) is a single bank holding company whose sole subsidiary is Byron Center State Bank (the “Bank”). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which was acquired February 1, 1999. Dornbush Insurance Agency sells property and casualty, life, disability and long-term care insurance products.

        The following is management’s discussion and analysis of the factors that influenced O.A.K. Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2001 annual report on Form 10-K and the audited financial statements and notes contained therein.

Bank Regulatory Developments

        As previously reported on Form 8-K, effective October 4, 2002, the Corporation and the Bank entered into a Written Agreement with the Federal Reserve Bank of Chicago (“Federal Reserve”) and the Michigan Office of Financial and Insurance Services (“OFIS”).

        The Written Agreement was requested by the Federal Reserve and OFIS as a result of the most recent examination of the Bank by representatives of the Federal Reserve, the Bank’s principal federal regulator, and representatives of OFIS (the “Regulators”) in which the examiners raised concerns and identified supervisory issues with respect to the Bank’s operations including, among others, its Board of Directors, management, asset quality and credit risk. The Written Agreement specifies various actions and reporting requirements for the Bank to respond to the issues and concerns raised during the course of the examination and in the resulting Examination Report. Among other things, the Written Agreement requires that the Bank’s Board of Directors review the functions and performance of the Bank’s senior executives and report to the Regulators specific actions proposed to strengthen the Bank’s management structure; commits the Bank to hire a chief lending officer, a qualified commercial loan workout officer to assist in the collection of problem loans, and a qualified loan officer with experience in consumer lending; that the Board prepare a written plan to strengthen Board oversight of management and operations of the Bank; that the Bank submit to the Regulators written loan policies and procedures that address the deficiencies reported in the Examination Report; that the Bank take steps necessary to correct documentation and credit information deficiencies and loan policy exceptions listed in the Examination Report; that the Bank maintain an adequate allowance for loan and lease losses; that the Corporation and the Bank only declare or pay dividends with the prior written approval of the Regulators; that the Corporation not directly or indirectly incur any debt without prior written approval of the Federal Reserve; that the Corporation not redeem any stock without the prior written approval of the Federal Reserve; that the Bank submit to the Regulators a written business plan and budget for 2003; that the Corporation and the Bank provide prior notice to the Regulators before appointing new senior executive officers or directors; that the Corporation and the Bank not make severance or indemnification payments to executives or directors without prior approval of the Regulators and the FDIC; and that the Bank’s Board of Directors appoint a committee to monitor and coordinate the Bank’s compliance with the provisions of the Written Agreement and that progress reports with respect to compliance with the Written Agreement be filed with the Regulators. As previously reported, the Bank will also be required to pay significantly increased FDIC insurance premiums.

        The Bank’s and the Corporation’s Boards of Directors and management are aggressively responding to the requirements of the Written Agreement and the issues and concerns raised by the Regulators in the Examination Report. The Corporation and the Bank have hired a new president and chief executive officer and it is expected that a new chief lending officer will soon be hired. Two new directors were recently added to the Boards of the Corporation and the Bank and the process of screening and selecting two additional new directors will soon commence, with the expectation that two additional new directors will be added before year-end. A special improvement team of key employees created prior to the execution of the Written Agreement is continuing to identify and implement action steps needed to resolve regulatory issues and concerns and comply with all of the terms and conditions of the Written Agreement, many of which have been accomplished.

        In spite of the Regulators’ asset quality concerns, which are being addressed, the Bank’s capital exceeds the regulatory requirements for being “Well-Capitalized” as set forth in applicable laws and regulations. In addition, the Bank is well-positioned in markets, which are believed to be excellent. Given those factors, the Bank’s success in hiring a highly qualified new president and chief executive officer, the strength of the Bank’s overall staff, and progress made to date in dealing with the requirements of the Written Agreement and asset quality issues, management believes that the restrictions on the Bank’s operations imposed by the Written Agreement and increased FDIC insurance premiums will not continue for an extended period of time. Moreover, the Bank still expects to be profitable for the balance of this year.

FINANCIAL CONDITION

Summary

        Total assets increased $34 million, 6.8% to $535 million from December 31, 2001 to September 30, 2002. The significant changes were an increase in net loans receivable of $16 million and an increase in federal funds sold of $13 million. Net loans receivable increased $16 million, 4.3% from December 31, 2001 to September 30, 2002. The significant change in net loans receivable was due to the increase in commercial real-estate and residential real-estate loan portfolios. Deposits increased $32 million, or 8.8%, to $391 million; interest-bearing deposits increased $25 million and non-interest bearing deposits increased $7 million. The significant change in the interest bearing deposits came from an increase in Savings, N.O.W. and M.M.D.A. accounts. Savings deposits increased $1 million, N.O.W. deposits increased $4 million and M.M.D.A. deposits increased $18 million from December 31, 2001 to September 30, 2002. Time deposits increased $2 million from December 31, 2001 to September 30, 2002. The increase in time deposits includes a decrease in brokered time deposits of $1 million from December 31, 2001 to September 30, 2002. The Corporation expects similar quarterly growth in deposits and slower growth in loans throughout the remainder of the year. Borrowed funds increased $.5 million and securities sold under agreements to repurchase and fed funds purchased decreased $.5 million from December 31, 2001 to September 30, 2002.

Securities

        The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Corporation’s investing activities is to provide for safety of the principal invested, provide a source of liquidity and manage the Bank’s exposure to changes in interest rates.

        All of the Corporation’s securities are classified as held-for-sale. The Corporation’s total holdings increased $2 million from December 31, 2001.

                                                         Amortized             Fair             Amount
Securities available-for-sale (in thousands)                Cost              Value             Pledged
                                                            ----              -----             -------
     September 30, 2002.........................           $78,590             $81,128           $77,428
     December 31, 2001..........................            77,692              79,080            78,106

        The Bank sold securities designated available-for-sale with an aggregate market value of $3.6 million during the first nine months of 2002. The majority of the securities are pledged to secure borrowed funds from the Federal Home Loan Bank, and securities sold under agreements to repurchase and other purposes as required or permitted by law.

Portfolio Loans

        The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The Bank’s consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation(“Freddie Mac”). However, the Bank retains servicing rights on substantially all such loans sold. At September 30, 2002 and December 31, 2001, the Bank was servicing loans for Freddie Mac totaling $250 million and $195 million respectively.

The percentage of consumer loans as a percent of total loans is expected to decline. The Bank has taken steps to improve consumer credit quality that will result in a decline in indirect consumer lending. Indirect consumer loans declined from $46 million at December 31, 2001 to $35 million at September 30, 2002. The indirect consumer loan portfolio will continue to shrink throughout the year.

Loan Portfolio Composition (in thousands)

                                                         September 30, 2002       December 31, 2001
                                                         ------------------       -----------------
                                                          Amount         %        Amount         %
                                                          ------         -        ------         -

          Commercial Real Estate..................       $220,755       55       $196,864        52
          Residential Real Estate.................         62,432       16         49,961        13
          Commercial..............................         54,913       14         60,667        16
          Consumer................................         58,937       15         71,853        19
                                                           ------       --         ------        --
            Total loans..........................        $397,037      100%      $379,345       100%
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

        The low interest rate environment resulted in a significant amount of re-financing during the first nine months of 2002. Consumers refinanced mortgage loans to lock in the lower interest rates. This activity increased gains on sales of loans held for sale by 60% from the previous year. Management does not expect this abnormally high volume to continue. Loans held for sale declined from $11.5 million at December 31, 2001 to $2.4 million at September 30, 2002. During the last three months of 2001 and the first three months of 2002, the Bank experienced a significant amount of fixed rate commercial loan re-financing. A significant number of these customers re-financed from higher fixed interest rates to lower variable interest rates. For discussion regarding interest rate risk exposure and management of this risk see the “Interest Rate Risk” and “Asset/Liability Gap Position” sections.

Non-performing Assets (in thousands)

                                                                        September 30, 2002      December 31, 2001
                                                                        -------------------     -----------------
    Non-accrual loans............................................               $8,781                 $2,285
    90 days or more past due & still accruing....................                  614                  2,961
                                                                                ------                 ------
        Total Non-performing Loans...............................                9,395                  5,246
    Other real estate............................................                  120                    120
                                                                                ------                 ------
        Total Non-performing Assets..............................               $9,515                 $5,366
                                                                                ======                 ======

    As a percentage of portfolio loans
         Non-performing loans....................................                2.37%                  1.38%
         Non-performing assets...................................                2.40%                  1.41%
         Allowance for loan losses...............................                2.17%                  1.84%
    Allowance for loan losses as a % of non-performing loans.....                  92%                   133%

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

Allowance for Loan Losses (in thousands)

                                                             Three Months ended               Nine Months ended
                                                                September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             2002           2001             2002          2001
                                                             ----           ----             ----          ----
Balance at beginning of period......................         $8,426         $5,576           $6,983        $4,874
Loans charged off...................................           (487)          (300)          (1,827)         (898)
Recoveries of loans previously charged off..........             93             52              231           217
Additions to allowance charged to operations........            600            565            3,245         1,700
                                                             ------         ------           ------        ------
     Balance at end of period.......................         $8,632         $5,893           $8,632        $5,893
                                                             ======         ======           ======        ======

Net loans charged off to average loans outstanding..           .40%           .27%             .54%          .25%

        Net loans charged off increased $146,000 or 59% for the three month period ended September 30, 2002, compared to 2001. This is a result of higher charge-offs in the commercial loan and indirect consumer loan portfolios. The additions to allowance charged to operations increased $35,000 or 6% for the third quarter of 2002, versus 2001.

        For the nine month period ended September 30, 2002 versus the same period in 2001, net loans charged off increased $915,000 or 134%. The increased provision for loan losses charged to operations, reflects the growth in the loan portfolio and the probable losses inherent in the portfolio. The majority of loan charge offs, during the first nine months of 2002, are from the indirect consumer auto loan and commercial loan portfolios. The indirect consumer loan portfolio has been intentionally reduced by 25% since September 2001 to lower risk in this area. The additions to allowance charged to operations increased $1,545,000 or 91% for the nine month period ended September 30, 2002, versus 2001. This increase was the result of increased charge-offs, a change in the Bank’s loan rating system and a continued weak economy.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

                                                     September 30, 2002                   December 31, 2001
                                                     ------------------                   -----------------
                                                 Allowance        % of total         Allowance       % of total
                                                  Amount           allowance          Amount          allowance
                                                  ------           ---------          ------          ---------

Commercial..............................            $6,172               72%             $4,908             70%
Real estate mortgages...................               254                3                 100              2
Consumer................................             1,940               22               1,273             18
Allocated based on subjective factors...               266                3                 702             10
                                                    ------             ----              ------           ----
  Total.................................            $8,632              100%             $6,983            100%
                                                    ======             ====              ======           ====

        In addition to specific reserves assigned to individual loans, management uses an eight point rating system to assign risk ratings to all commercial loans. Residential real estate and consumer loans are assigned a loss allocation on a “pooled” basis, which represents historical losses and management’s judgment. The allowance also includes an allocation based on subjective factors, including but not limited to general economic conditions, local business conditions, trends, and mix and terms of the loan portfolio.

        The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loan losses without regard to loan type. Management has provided additions to the allowance for loan losses to support the 2002 loan growth, to replenish the allowance for charge-offs during the year and for the increase of non-performing loans.

Deposits and borrowed funds

The following table sets forth the deposit balances and the portfolio mix thereof:

                                                        September 30, 2002           December 31, 2001
                                                        ------------------           -----------------
                                                       Balance          %          Balance           %
                                                       -------          -          -------           -

    Non-interest bearing demand ................         $55,304        14%          $48,323         13%
    NOW accounts ...............................          37,852        10%           34,299         10%
    MMDA/Savings ...............................          92,180        24%           73,137         20%
    Time - negotiable brokered .................          55,259        14%           56,010         16%
    Time .......................................         149,985        38%          147,185         41%
                                                        --------    -------         --------     -------
        Total Deposits .........................        $390,580       100%         $358,954        100%
                                                        ========    =======         ========     =======

        Total deposits increased $32 million from $359 million at December 31, 2001 to $391 million at September 30, 2002. Non-interest bearing deposits increased $7 million, savings, N.O.W. and M.M.D.A. deposits increased $23 million and time deposits increased $2 million. The increase in time deposits includes brokered CD’s, which decreased $1 million from $56 million at December 31, 2001 to $55 million at September 30, 2002.

        Borrowed funds from the Federal Home Loan Bank remained at $36 million from December 31, 2001 to September 30, 2002. Fed funds purchased declined $10 million from $10 million at December 31, 2001 to zero at September 30, 2002.

        The use of alternative funding sources such as fed funds, brokered certificates and FHLB advances supplement the Bank’s core deposits and also is an integral component of the Bank’s asset/liability management effort.

RESULTS OF OPERATIONS

Summary

        Net income equaled $1,425,000 for the third quarter in 2002, compared to $1,848,000 for the same period in 2001. This is a 23% decrease from the third quarter in 2001. The loan loss provision for the third quarter in 2002 was $600,000 compared to $565,000 for the same period in 2001. Non-interest expense increased $506,000 for the third quarter in 2002, compared to 2001.

        Net income decreased $1,691,000 for the nine month period ended September 30, 2002, compared to the same period in 2001. The decrease is mainly due to an increase in the loan loss provision and an increase in non-interest expense. Net income equaled $2,856,000 for the nine months ended September 30, 2002, compared to $4,547,000 for the same period in 2001. This is a 37% decrease from the same period in 2001. The loan loss provision for the first nine months of 2002 was $3,245,000, compared to $1,700,000 for the same period in 2001. Non-interest expense increased $1,859,000 to $11,961,000 for the nine month period ended September 30, 2002, compared to the same period in 2001.

Earnings Performance (in thousands, except per share data)

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                    --------------------------------------------------------------------------------
                                           2002                2001                2002                2001
                                           ----                ----                ----                ----

Net Income..........................       $1,425              $1,848              $2,856              $4,547
  Per Share.........................        $0.70               $0.90               $1.40               $2.23

Earnings ratios:
  Return on average assets..........        1.08%               1.51%               0.74%               1.29%
  Return on average equity..........       11.07%              15.25%               7.53%              12.96%

Net Interest Income

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the Bank’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                       (dollars in thousands)            (dollars in thousands)
                                                       ----------------------            ----------------------
                                                       2002              2001             2002            2001
                                                       ----              ----             ----            ----

Average earning assets......................         $482,014          $457,988        $478,522         $445,123
Tax equivalent net interest income..........            4,857             5,155          14,899           14,333

As a percentage of average earning assets:
  Tax equivalent interest income............            6.58%             7.97%           6.81%            8.25%
  Interest expense..........................            3.09%             4.15%           3.17%            4.64%
                                                        -----             -----           -----            -----
  Interest spread...........................            3.49%             3.82%           3.64%            3.61%

  Tax equivalent net interest income........            4.00%             4.44%           4.16%            4.30%

Average earning assets as a percentage of
average assets..............................            92.0%             94.1%           92.6%            94.2%

        Net interest income is the principal source of income for the Corporation. For the third quarter in 2002, tax equivalent net interest income decreased $298,000, or 6%, from the same period in 2001. Average earning assets increased 5% to $482 million during the third quarter in 2002, compared to $458 million in 2001. This volume change resulted in an increase of $262,000 in fully taxable equivalent interest income. The average rate of interest collected on earning assets decreased 139 basis points for the third quarter of 2002, compared to 2001, resulting in a $1,525,000 decrease in fully taxable equivalent interest income. The average rate paid on paying liabilities decreased 106 basis points for the third quarter in 2002, compared to 2001, resulting in a $965,000 decrease of interest expense. The decline in average earning assets as a percentage of average assets is the result of an increase in other assets. This increase includes a $3.8 million increase in premises and equipment, a $3.4 million increase in non-accrual commercial loans and $3.0 million increase in other miscellaneous assets.

        Tax equivalent net interest income increased $566,000 to $14,899,000 for the first nine months of 2002, a 4% increase from the same period in 2001. The increase was a result of the growth of the Corporation's average earning assets, which grew 8% from a year earlier. The loan portfolio average balance increased 9% and the investment portfolio average balance increased 3% for the first nine months of 2002 compared to the same period in 2001. Earning assets averaged $33 million higher for the first nine months of 2002 compared to the same period in 2001; this volume change resulted in an additional $1,987,000 in fully taxable equivalent ("FTE") interest income. The asset growth for the nine months ended September 30, 2002 was primarily funded by a 21% increase, or $20,273,000 in savings, N.O.W. and M.M.D.A. deposits. For the nine months ended September 30, 2002 the average FTE interest rate earned on assets decreased 144 basis points, decreasing FTE interest income by $4,802,000. The average interest rate paid on deposits, fed funds purchased and other borrowed money decreased 147 basis points, decreasing interest expense by $4,121,000. The net difference between interest rates earned and paid was a $681,000 decrease in FTE net interest income.

        In the long-term, management expects the declining trend in the net interest margin to continue because of fierce competition for deposits in the Bank’s local markets and shift of deposit funding sources from low cost funds to higher cost funds. This is a result of high funding needs, increased local competition, and increased sophistication of funds management by the Bank’s customers. The unprecedented decline in interest rates and a steep yield curve have resulted in a significant amount of customer refinancing activity from fixed rate commercial loans to floating rate loans. Due to the refinancing activity the Bank’s net interest margin will likely decline in from its current level.

Provision for loan losses

        The provision for loan losses charged to earnings was $600,000 in the third quarter of 2002, compared to $565,000 for the same period in 2001. The provision for loan losses charged to earnings was $3,245,000 in the first nine months of 2002, which is significantly higher than the $1,700,000 for the same period in 2001. The increase in the provision reflects the increase in the impaired loans specific reserve of $1.6 million from December 31, 2001 to September 30, 2002. The recent increase in the provision is attributed to loan growth, an increase in classified loans and a general weakness in the economy.

        The increase in the allowance also reflects management's assessment of the allowance for loan losses. Although management expects the loan loss provision to be approximately $600,000 in the remaining quarter of 2002, unanticipated changes in credit quality could result in significant adjustments to the provision charged to operations.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities, gains from loan sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) loans. The Bank retains the servicing rights on the loans sold to Freddie Mac. Non-interest income increased $254,000, or 16% for the third quarter of 2002, compared to 2001. The increase was mainly the result of an increase in mortgage refinancing during the third quarter of 2002. This resulted in a $478,000 increase in net gain on sales of loans for the three month period ended September 30, 2002, versus 2001. Current mortgage refinancing activity is high and is expected to be similar during the fourth quarter of 2002. However, it is unlikely that the current level of activity will be sustainable.

        Non-interest income increased $527,000 or 13% for the nine month period ended September 30, 2002 versus 2001. The increase was due to an $802,000, 60%, increase in net gains on loan sales. This increase is a direct result of a favorable interest rate environment, which resulted in a significant increase in the mortgage refinance business. The 81% increase in amortization of mortgage servicing rights reflects the overall increase in mortgage servicing assets and a $238,000 increase in the impairment of previously recorded servicing assets. Service charges on deposit accounts increased $213,000, a 19% increase for the nine month period ended September 30, 2002 versus 2001. This increase was a result of continued account growth and fee increases. Insurance revenue increased 7%, or $58,000. This increase was a result of continued growth in the number of new insurance customers.

Non-interest Expense

        Non-interest expense has increased as a result of matters described under "Bank Regulatory Developments" as staff expense, legal and professional expense and FDIC insurance have increased significantly. Further increases are likely.

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                          (in thousands)                    (in thousands)
                                                          --------------                    --------------
                                                      2002             2001             2002             2001
                                                      ----             ----             ----             ----

    Salaries ..................................        $1,725           $1,654           $5,282            $4,436
    Employee benefits .........................           430              344            1,361             1,122
    Occupancy .................................           318              237              911               756
    Equipment .................................           278              268              782               799
    Data processing & software ................           250              190              692               564
    Legal & professional ......................           128               72              405               250
    Printing and supplies ..................              116               89              392               298
    Marketing .................................            90              126              277               266
    Other .....................................           646              496            1,859             1,611
                                                       ------           ------          -------           -------

         Total non-interest expense ...........        $3,981           $3,476          $11,961           $10,102
                                                       ======           ======          =======           =======

        Non-interest expense increased $505,000 or 15% for the third quarter in 2002, compared to 2001. The corporation’s salary expense increased $71,000 or 4% for the third quarter of 2002, versus 2001. The increase is a result of the addition of new employees and salary increases. Employee benefits expense increased $86,000 or 25% for the third quarter of 2002, versus 2001. This increase is a result of higher medical claims and more employees enrolled in the Corporation’s medical plan. Occupancy expense increased $81,000 for the third quarter of 2002, versus 2001. The increase is mainly due to the expenses associated with the addition of the Retail Loan Center at the end of 2001. Legal and professional fees increased $56,000 for the third quarter of 2002, versus 2001. The increase is a result of outside audit and other consulting expense. FDIC insurance premiums increased $27,000 for the third quarter in 2002, compared to 2001.

        Non-interest expense increased $1,859,000 or 18% for the nine month period ended September 30, 2002 versus 2001. The Corporation’s salary expense increased $846,000, or 19% for the nine month period ended September 30, 2002 versus 2001. The increase includes the addition of several key management positions, new employees and salary increases. Employee benefit’s increased $239,000, or 21% during the first nine months of 2002 versus 2001. The Corporation’s medical plan is self-insured, there were higher medical claims and more employees enrolled in the plan. Legal & professional fees increased 62%, or $155,000. The increase is a result of outside audit and other consulting expense. Other expenses increased 15%, or $248,000 for the nine month period ended September 30, 2002 versus 2001. The increase in non-interest expense includes temporary staff and lending expenses associated with the significant increase in mortgage business.  As the mortgage activity slows, these expenses will decline. FDIC insurance premiums increased $80,000 for the nine month period ended September 30, 2002, versus 2001.

Provision for Federal Income Tax

        The provision for federal income taxes for the third quarter was $605,000, which equates to an effective tax rate of 30%, compared to $741,000 and a 29% effective tax rate for the same period in 2001.

        The provision for income taxes was $1,056,000 for the nine month period ended September 30, 2002, which equates to an effective tax rate of 27% compared to $1,665,000 and an effective tax rate of 27% in 2001. A valuation allowance credit of $165,000 reduced the corporations provision for federal income taxes during the nine month period ended September 30, 2001, which resulted in lowering the effective tax rate from 29% to 27%. The difference between the Corporation’s effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. Tax-exempt income, net of nondeductible interest expense totaled $760,000 and $839,000 for nine month period ended September 30, 2002 and 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. For the nine month period ended September 30, 2002 total shareholders’ equity increased $2,687,000, which includes a $759,000 increase of accumulated other comprehensive income.

        The Federal Reserve Board has established minimum risk based capital regulatory guidelines. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s ratios at September 30, 2002:

Capital Resources (in thousands)

                                               Regulatory Requirements
                                              Adequately        Well
                                             Capitalized     Capitalized     September 30, 2002      December 31, 2001
                                             -----------     -----------     ------------------      -----------------

    Tier 1 capital.....................                                              $49,661                 $47,761
    Tier 2 capital......................                                               5,348                   5,099
                                                                                       -----                   -----
    Total qualifying capital............                                             $55,009                 $52,860
                                                                                     =======                 =======

    Ratio of capital to total assets
    Tier 1 leverage ratio...............          4%             5%                    9.51%                   9.64%
    Tier 1 risk-based capital...........          4%             6%                   11.81%                  11.90%
    Total risk-based capital............          8%            10%                   13.08%                  13.17%

        Asset/Liability management efforts of the Bank identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with Management’s established risk parameters. Interest rate risk is created by differences in the cash flow characteristics of the Bank’s assets and liabilities. The following table sets forth the repricing timeframes and scheduled cash flows due to repayments, prepayments and maturities of the Bank’s loans, investments and liabilities at September 30, 2002:

Asset/Liability Gap Position (in thousands)

                                                                    As of September 30, 2002
                                            ------------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................        $12,900    $          -    $        -    $        -       $12,900
  Loans................................        168,604         34,715        148,045        45,673        397,037
  Securities (including restricted
     investments)......................         45,667          5,672         13,958        18,731         84,028
  Loans held for sale..................          2,416              -              -             -          2,416
                                              --------     ----------       --------    ----------       --------
  Total interest earning assets........       $229,587        $40,387       $162,003       $64,404       $496,381
                                              ========     ==========       ========    ==========       ========

Interest bearing liabilities:
  Savings & NOW........................        $68,694         $6,273        $33,457       $21,608       $130,032
  Time.................................         30,770         79,502         90,923         4,049        205,244
                                              --------     ----------       --------    ----------       --------
  Total interest bearing deposits......         99,464         85,775        124,380        25,657        335,276
  Other borrowings.....................         54,083           1,000        16,200        16,800         88,083
                                              --------     ----------       --------    ----------       --------

   Total interest bearing liabilities..       $153,547        $86,775       $140,580       $42,457       $423,359
                                              ========     ==========       ========    ==========       ========

Rate sensitivity gap and ratios:
  Gap for period.......................         76,040        (46,388)        21,423        21,947
  Cumulative gap.......................         76,040         29,652         51,075        73,022
  Period gap ratio.....................           1.50           0.47           1.15          1.52
  Cumulative gap ratio.................           1.50           1.12           1.13          1.17
Gap /Total Earning assets
  Period...............................          15.3%          (9.3)%          4.3%          4.4%
  Cumulative...........................          15.3%            6.0%         10.3%         14.7%

        The asset/liability gap reflects the scheduled repayment and maturities of the Corporation’s loans, investments and liabilities. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Also, savings and NOW accounts, which have a variable interest rate, are treated as not immediately sensitive to changes in interest rates, based on the Corporation’s historical experience and future intentions.

        As of September 30, 2002 the cumulative one-year gap position was asset sensitive, approximately 6.0% of total earning assets. The table above reflects that the Corporation has an asset repricing gap of $76 million at 3 months and an asset repricing gap of $30 million at one year. The Corporation's gap position indicates that within one year, the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Corporation.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates                 Market Value of           Percent           Net Interest          Percent
                                            Portfolio              Change             Income(2)            Change
                                            Equity(1)
                                        -------------------    ----------------    -----------------    --------------
     300 basis point rise                    $32,400                (25.5)%             $20,088               10.6%
     200 basis point rise                     36,147                (16.9)               19,471                7.2
     100 basis point rise                     39,900                 (8.3)               18,837                3.7
     Base rate                                43,497                  -                  18,158                -
     100 basis point decline                  46,844                  7.7                17,457               (3.9)
     200 basis point decline                  50,525                 16.2                16,199              (10.8)
     300 basis point decline                  55,441                 27.5                14,120              (22.2)

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

Liquidity

        Liquidity management is a significant responsibility of the Asset and Liability Management Committee (ALCO). Management evaluates the Corporation's liquidity position on a regular basis to assure that funds are available to meet borrower and depositor needs, fund operations, pay cash dividends and to invest excess funds to maximize income. The Corporation's sources of liquidity include cash and cash equivalents, investment securities available for sale, principal payments received on loans, Federal Funds Purchased, FHLB borrowings, deposits, brokered certificates of deposit and the issuance of common stock. Due to the conditions described under Bank Regulatory Developments, FHLB requires physical control of all collateral for any borrowings. As a result of the increased borrowing conditions, management has taken action to increase Federal Funds Sold in order to assure maintenance of adequate liquidity.

        Cash and cash equivalents equaled 6.2% of total assets as of September 30, 2002 versus 2.4% as of December 31, 2001. For the nine month period ended September 30, 2002, $14.4 million in net cash was provided from operations, investing activities used $24.0 million, and financing activities provided $30.5 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $20.9 million increase in cash and cash equivalents during the nine month period ended September 30, 2002. The Corporation's liquidity is considered adequate by management.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls

        There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - None
Item 2.	Changes in Securities and Use of Proceeds - On October 4, 2002, the Corporation and its subsidiary bank, Byron Center State Bank, entered into a Written Agreement with the Federal Reserve Bank of Chicago ("Federal Reserve") and the Michigan Office of Financial and Insurance Services ("OFIS"). The Written Agreement provides that the Corporation and the Bank will only pay dividends with the prior approval of the Federal Reserve and OFIS.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders - None
Item 5.	Other Information - None
Item 6.	Exhibits and Reports on 8-K
(a)	Exhibits
10.	Written Agreement dated October 4, 2002 between the Corporation, Byron Center State Bank, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services incorporated by reference herein by reference to Exhibit 99.1 filed with Registrant's Report on Form 8-K dated October 4, 2002.

	99.1	Certificate of the Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8K
The Corporation filed a Current Report on Form 8-K dated October 4, 2002, disclosing in Item 5 that the Corporation and its subsidiary bank, Byron Center State Bank, had entered into a Written Agreement with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. The Written Agreement is filed as an Exhibit to the Form 8-K.

The Corporation filed another Current Report on Form 8-K dated October 15, 2002, disclosing in Item 5 the departure of the Corporation's President and CEO and the hiring of a new President and CEO.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

DATE:  11/14/02

CERTIFICATIONS

I, Patrick K. Gill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, as amended, of OAK Financial Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

I, James A. Luyk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, as amended, of OAK Financial Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James A. Luyk James A. Luyk (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10	Written Agreement dated October 4, 2002 between the Corporation, Byron Center State Bank, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services incorporated by reference herein by reference to Exhibit 99.1 filed with Registrant’s Report on Form 8-K dated October 4, 2002.

99.1	Certificate of the Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

I, Patrick K. Gill, Chief Executive Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Date: November 14, 2002

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

Exhibit 99.2

I, James A. Luyk, Chief Financial Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Date: November 14, 2002

/s/ James A. Luyk James A. Luyk Chief Financial Officer