Form 10-K
period 2002-12-31
O A K FINANCIAL CORP
filed 2003-03-26
CIK 1038459

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, $1.00 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).     Yes      No  X .

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2002: $64,045,936

As of February 26, 2003, there were outstanding 2,034,255 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

        O.A.K. Financial Corporation (the “Company”), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of Byron Center State Bank (the “Bank”), a Michigan banking corporation. The Company was formed in 1988 for the purpose of acquiring all of the common stock of the Bank in a shareholder approved reorganization, which became effective October 13, 1988.

        The Company transacts business in a single industry of commercial banking. Aside from the Bank, the Company has no other substantial assets. The Company conducts no business except for the provision of certain management and operational services to the Bank, the collection and dividends from the Bank and the payment of dividends to the Company’s stockholders.

        The Bank was organized in 1921 as a Michigan banking corporation. The principal executive offices of the Company and the Bank are located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank’s main office is located in Byron Center and it serves other communities with a total of 10 branch offices and one mortgage operations center. The Bank’s offices are located in Kent County, Ottawa County and the northern portion of Allegan County.

        The area in which the Bank’s offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character, but now has a growing urban population as the Grand Rapids Metropolitan Area expands south and west.

        The Company provides a broad range of financial products and services through its branch network in West Michigan. While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s operations are considered by Management to be aggregated in one reportable operating segment.

        The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which sells property and casualty, life, disability and long-term care insurance products.

        Beginning January 1, 2001 the Company and all its subsidiaries are provided staff resources through O.A.K. ELC, an employee leasing company.

Bank Services

        The Bank offices provide full service lobby and drive-thru services in the communities in which they serve. Automatic teller machines are also provided at most locations. The Bank is a full service bank offering a wide range of commercial and personal banking services. These consumer services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, safe deposit boxes, U.S. Savings Bonds, internet banking, electronic ATM banking, telephone banking and other electronic banking services. Currently, the Bank does not offer trust services. The Bank maintains correspondent relationships with major banks in Detroit, Chicago and Grand Rapids, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

        The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank.

        The Bank provides real estate, consumer and commercial loans to customers in its market. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Secured loan requests in excess of $1,250,000 or unsecured loan requests in excess of $400,000, are required to be presented to the Board of Directors or the Director Loan Committee for review and approval.

        The Bank regularly sells fixed rate and conforming adjustable rate residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank has the ability to purchase loans, which meet its normal credit standards.

        The source of repayment of approximately 25% of the loan portfolio is generated from cash flows from developers and owners of commercial real estate. The source of approximately 17% of repayments of the loan portfolio is generated from cash flows from the services industry. The method of coding the commercial loan portfolio is the Standard Industrial Classification (S.I.C.) code.

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

        The Bank’s principal sources of revenue include interest and fees on loans and investments, fees from the sale of loans and non-interest income. The sources of income for the three most recent years are as follows:

         % of total revenue:                 2002          2001           2000
                                        --------------------------------------------
         Net interest revenue                 74.4%          78.8%         83.1%
         Non-interest revenue                 14.8%          13.3%         15.2%
         Loan sales revenue                   10.8%           7.9%          1.7%

        As of December 31, 2002, the Registrant and subsidiaries had 179 full-time employees and 49 part-time employees.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

        On October 4, 2002, O.A.K. Financial Corporation (Company) and Byron Center State Bank (Bank) entered into a Written Agreement with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. The Written Agreement addresses issues including management and asset quality. While the Written Agreement is in effect, the Company and the Bank will need prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation. The Company also agrees that, without prior regulatory approval, it will not incur debt or redeem any stock. At December 31, 2002, Bank management reports compliance with all the provisions of the written agreement. The Bank anticipates completing a strategic plan, the last requirement of the written agreement, by March 2003.

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than stockholders of the Bank or the Company.

        Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

        General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank’s capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA.

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

        Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.

        The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of stockholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company’s revenues are received by it in the form of dividends paid by the Bank. Thus, the Company’s ability to pay dividends to its stockholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company’s Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

        The Bank and Company entered into a written agreement with the Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Services on October 4, 2002. One of the provisions of the agreement states that the Bank and Company will only pay dividends with the prior written approval of the Federal Reserve and Michigan Office of Financial and Insurance Services.

The Bank

        General. The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and Commissioner, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As a result of the written agreement that the Bank entered into with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services, deposit insurance fees for the Bank will be significantly higher in 2003, compared to 2002.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category.

        FICO Assessments. The Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”), which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

        Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

        Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of stockholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

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
                                                                                       equity to total assets
                                                                                       of 2% or less

        As of December 31, 2002, the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

        As a member of the Federal Reserve System, the Bank is required by federal law to obtain the prior approval of the Federal Reserve Board for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.

        The Bank and Company entered into a written agreement with the Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Services on October 4, 2002. One of the provisions of the agreement states that the Bank and Company will only pay dividends with the prior written approval of the Federal Reserve and Michigan Office of Financial and Insurance Services.

        Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders. in addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

        Investments and Other Activities. Under federal law and regulations, Federal Reserve System member banks and FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by regulations, also prohibits state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the bank’s primary federal regulator determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the bank’s primary federal regulator in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

        Consumer Protection Laws. The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

Item 2.   Properties.

        The Company and the Bank own and operate a total of 12 facilities in Michigan. The facilities are located in Kent, Ottawa, and Allegan Counties. The individual properties are not materially significant to the Company’s or the Bank’s business or to the consolidated financials.

        With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

        During 2002 the Bank moved its Grandville branch to a new location and also purchased an existing bank facility in Jenison, which is expected to open under the Byron Center State Bank name in 2003, subject to regulatory approval.

Item 3.   Legal Proceedings.

        Due to the nature of its business, the Bank is subject to a number of legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

Item 4.   Submission of Matters to Vote of Security Holders.

Not applicable.

Additional Item — Executive Officers

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

        The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2002:

                                                                                                 Year Became
            Name                  Age                  Position with Company                 an Executive Officer
            ----                  ---                  ---------------------                 --------------------

Patrick K. Gill                   51      President, Chief Executive Officer and                     2002
                                          Director of the Company and the Bank
James A. Luyk                     40      Executive Vice President and Chief Financial               2000
                                          Officer of the Company and the Bank
Thomas L. Fitzgerald              57      Executive Vice President and Chief Lending                 2002
                                          Officer of the Company and the Bank

        Prior to being named President and Chief Executive Officer in 2002, Mr. Gill served as President and Chief Executive Officer of Pavilion Bancorp, Inc. for more than five (5) years.

        Prior to being named Executive Vice President and Chief Lending Officer in 2002, Mr. Fitzgerald served as Executive Vice President, in charge of business development, at National City Bank for more than five (5) years.

PART II

Item 5.   Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

        There is not an active market for the Company’s Common Stock, and there is limited published information with respect to its market price. There are occasional sales through brokers and direct sales by stockholders of which the Company’s management is aware. It is the understanding of the management of the Company that over the last two years, the Company’s Common Stock has sold at prices in excess of book value.

        The following table sets forth the range of high and low sales prices of the Company’s Common Stock during 2001 and 2002, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

                                                                                                    Cash
                                                         Sales Prices                        Dividends Declared
                                                         ------------                        ------------------
                 2001                             High                       Low
                 ----                             ----                       ---
First Quarter......................              $55.00                    $50.00
Second Quarter.....................               49.50                     46.00                     $0.45
Third Quarter......................               46.00                     43.75
Fourth Quarter.....................               45.75                     43.00                     $0.48

                 2002                             High                       Low
                 ----                             ----                       ---
First Quarter......................              $44.75                    $44.00
Second Quarter.....................               44.65                     41.00                     $0.48
Third Quarter......................               42.50                     39.00
Fourth Quarter.....................               40.35                     39.00                     $0.24

        The Company has approximately 1,055 holders of record of its common stock. The common stock is traded as a “pink-sheet” company under the symbol “OKFC”.

        The holders of the Company’s Common Stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Cash dividends have been paid on a semi-annual basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and the Bank to pay dividends is subject to regulatory restrictions and requirements. See the discussion under “Business-Supervision and Regulation” above.

Item 6.   Selected Financial Data.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)
Year Ended December 31,

                                             2002            2001           2000           1999            1998
                                             ----            ----           ----           ----            ----
Consolidated Results of Operations:
  Interest income                            $32,030        $36,120         $33,172        $25,080        $21,134
  Interest expense                            12,904         16,809          16,491         10,528          8,916
                                              ------         ------          ------         ------          -----
  Net interest income                         19,126         19,311          16,681         14,552         12,218
  Provision for loan losses                    4,070          3,025           3,120          1,250            400
  Non-interest income                          6,588          5,382           3,598          3,621          2,659
  Non-interest expenses                       16,376         14,008          12,057         10,603          7,334
                                              ------         ------          ------         ------          -----
  Income before federal income taxes           5,268          7,660           5,102          6,320          7,144
  Federal income taxes                         1,490          1,644           1,132          1,791          2,068
                                              ------         ------          ------         ------          -----
  Net income                                  $3,778         $6,016          $3,970         $4,529         $5,076
                                              ======         ======          ======         ======          =====

Per Share Data (1):
  Net income                                   $1.86          $2.96           $1.95          $2.23          $2.54
  Cash dividends declared (2)                   $.72           $.93            $.87           $.82          $1.18
  Book Value                                  $25.86         $24.24          $21.95         $20.31         $19.98
  Weighted average shares outstanding          2,034          2,035           2,034          2,031          2,000

Consolidated Balance Sheet Data:
  Total assets                              $537,472       $500,782        $457,004       $376,073       $301,494
  Loans, net of unearned income              377,567        379,345         347,293        287,830        222,133
  Allowance for loan losses                    8,398          6,983           4,874          3,551          2,879
  Deposits                                   397,412        358,954         338,153        254,166        217,291
  Stockholders' equity                        52,606         49,283          44,629         41,258         39,953

Consolidated Financial Ratios:
  Tax equivalent net interest income
     to average earning assets                  4.06%          4.40%           4.38%          4.89%          5.02%
  Return on average equity                      7.39          12.64            9.37          11.08          13.28
  Return on average assets                       .72           1.26             .96           1.38           1.90
  Non-performing loans to total loans           2.47           1.41             .77           1.90           0.26
  Efficiency ratio                             62.56          56.28           58.79          58.62          48.48
  Dividend payout ratio                        38.58          31.58           44.55          36.97          46.30
  Equity to asset ratio                         9.79           9.84            9.77          10.97          13.25
  Tier 1 leverage ratio                         9.40          10.01           10.52          12.64          14.74

(1)     As restated for a 2-for-1 common stock split effected in the form of a dividend in 1998.
(2)     A special dividend of $.50 per share was paid in 1998.

FORWARD LOOKING STATEMENTS

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words; “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information, concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the Securities and Exchange Commission.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2000 through 2002. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto.

Critical Accounting Policies

        As described under “Supervision and Regulation”, the financial services industry is highly regulated. Furthermore, the nature of the financial services industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge.

        Allowance for loan losses — Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies, issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

        Commercial loan rating system and identification of impaired loans – The Company has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Company employs both internal and external loan review services to assess risk ratings.

        Originated mortgage-servicing rights (“OMSR”) — The Company records the original “OMSR” based on market data. The “OMSR” is amortized over the shorter of seven years or actual loan repayment of the underlying mortgages. Additionally, an independent third party valuation is performed to determine potential impairment of the “OMSR” as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact of the carrying value of the mortgage servicing assets.

Summary

        Net income totaled $3.8 million in 2002, compared to $6.0 million and $4.0 million in 2001 and 2000, respectively.

RESULTS OF OPERATIONS

Earnings Performance (in thousands, except per share data)

                                                             Year Ended December 31,
                                                --------------------------------------------------
                                                     2002            2001              2000
                                                     ----            ----              ----

Net income.................................         $3,778           $6,016            $3,970
  Per share of common stock................          $1.86            $2.96             $1.95

Earnings ratios:
  Return on average assets.................           .72%            1.26%              .96%
  Return on average equity.................          7.39%           12.64%             9.37%

        Net income decreased $2.2 million, or 37% in 2002. Loan sales continued to increase during 2002, but were offset by an increase in the loan loss provision, an increase in non-interest expense and a declining trend in net interest margin due to the low interest rate environment.

        Net income increased $2.0 million, or 52% from 2000 to 2001. The increase was attributable to a refinancing boom as a result of lower interest rates, which resulted in a significant increase in gains on loan sales, a 15% growth in average earning assets in 2001 and the net interest margin improvement resulting from a shift in the yield curve to a “normal” slope (short term rates are lower than long-term rates).

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)

                                                                      Year ended December 31,
                                                                      -----------------------

                                               2002                            2001                           2000
                                               ----                            ----                           ----
                                   Average               Yield/    Average             Yield/    Average               Yield/
                                   Balance   Interest     Cost     Balance   Interest   Cost     Balance    Interest    Cost
Assets
Fed. funds sold                      $9,643       $100     1.04%     $3,285      $140    4.26%        $387        $25    6.35%
Securities:
  Taxable                            58,448      2,384     4.08%     54,034     3,292    6.09%      44,770      3,017    6.74%
  Tax-exempt(3)                      21,585      1,525     7.07%     24,723     1,705    6.90%      23,491      1,601    6.82%
Loans and leases(1)(2)              392,351     28,443     7.25%    368,456    31,482    8.54%     322,166     28,972    8.99%
                                    -------     ------     -----    -------    ------    -----     -------     ------    -----
Total earning assets/total
interest income                     482,027     32,452     6.73%    450,498    36,619    8.13%     390,814     33,615    8.59%
Cash and due from banks              13,147     ------               10,781    ------                9,320     ------
Unrealized gain                       1,914                           1,451                        (1,099)
All other assets                     31,974                          21,635                         18,331
Allowance for loan loss             (7,888)                         (5,563)                        (3,999)
                                    -------                         -------                        -------
  Total assets                     $521,174                        $478,802                       $413,367
                                   ========                        ========                       ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
  MMDA, Savings/NOW accounts       $121,173     $1,482     1.22%    $98,001    $2,048    2.09%     $89,052     $2,518    2.83%
  Time                              209,721      8,669     4.13%    203,699    11,045    5.42%     159,326      9,370    5.88%
  Securities sold under
     agreements to repurchase
     and federal funds purchased     45,585        702     1.54%     41,117     1,238    3.01%      41,876      2,268    5.42%
  Other Borrowed Money               38,222      2,050     5.36%     39,054     2,478    6.34%      37,825      2,335    6.17%
                                    -------     ------              -------    ------              -------     ------
  Total interest bearing
     liabilities/ total
     interest expense               414,701     12,903     3.11%    381,871    16,809    4.40%     328,079     16,491    5.03%
Non-interest bearing deposits        50,806     ------               44,685    ------               40,109     ------
All other liabilities                 4,546                           4,638                          2,797
                                      -----                           -----                          -----
  Total liabilities                 470,053                         431,194                        370,985
Stockholders' Equity:
  Total equity                       51,121                          47,608                         42,382
                                     ------                          ------                         ------
Total liabilities and equity       $521,174                        $478,802                       $413,367
                                   ========                        ========                       ========
Net interest income-FTE                        $19,549                        $19,810                         $17,124
                                               =======                        =======                         =======
Net Interest Margin as a
Percentage of Average Earning
Assets - FTE                                               4.06%                         4.40%                           4.38%
                                                           =====                         =====                           =====

(1)

Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $6,156,000, $2,574,000 and $2,468,000 in 2002, 2001 and 2000 respectively.

(2)	Interest on loans includes net origination fees totaling $355,214 in 2002, $256,932 in 2001 and $165,791 in 2000.
(3)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34%.

        Net interest income is the principal source of income for the Company. In the current year, tax equivalent net interest income decreased $261,000 to $19,549,000, a 1.3% decrease from 2001.

        In 2002, the yield on total earning assets decreased 140 basis points, compared to a 129 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased in 2002 due to lower interest rates and interest earning assets repricing faster than interest bearing liabilities. The compression is a result of significant commercial loan refinancing from long-term fixed rates to short-term variable rates and an increase in the dollar amount of loans for which the Bank stopped accruing interest, combined with the lowest interest rates in 40 years, which compressed the Bank’s net interest margin.

        In 2001, tax equivalent net interest income increased $2,686,000 to $19,810,000, a 15.7% increase from 2000. The increase was a result of the growth of the Company’s average earning assets, which grew 15.3% from a year earlier. The growth in earning assets was fueled by a 14.4% growth in average loan balances. The Bank’s investment portfolio grew 15.4% over the prior year.

        In 2001, the yield on total earning assets decreased 46 basis points, compared to a 63 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin increased in 2001 due to lower interest rates and interest bearing liabilities repricing faster than interest earning assets.

        Management expects the declining trend in the fully taxable-equivalent (FTE) net interest margin to continue because of fierce competition for deposits in its local markets and shift of deposit funding sources from low cost funds to higher cost funds. This is a result of increased local competition and increased sophistication of funds management by the Bank’s customers. Management expects the net interest margin of the Bank to decline further in 2003 as a result of the continuation of the lowest interest rates in 40 years. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

                                          2002 Compared to 2001                     2001 Compared to 2000
                                          ---------------------                     ---------------------
                                     Volume         Rate           Net         Volume        Rate           Net
                                     ------         ----           ---         ------        ----           ---
Increase (decrease) in
   interest income (1)
   -------------------
Federal funds sold...........          $124         ($164)         ($40)         $126          ($11)        $115
Securities:
   Taxable...................           251        (1,159)         (908)          584          (309)         275
   Tax Exempt (2)............          (220)           40          (180)           86            18          104
Loans (2)....................         1,943        (4,982)       (3,039)        4,001        (1,491)       2,510
                                      -----        -------       -------        -----        -------       -----
Total interest income........         2,098        (6,265)       (4,167)        4,797        (1,793)       3,004
                                      -----        -------       -------        -----        -------       -----

Increase (decrease) in
   interest income (1)
   -------------------
Interest bearing deposits:
   Savings/NOW Accounts......           411          (977)         (566)          236          (706)        (470)
   Time......................           317        (2,693)       (2,376)        2,449          (774)       1,675
   Securities sold under
   agreements to repurchase
   and federal funds purchased          122          (658)         (536)          (40)         (990)      (1,030)
   Other Borrowed Money......           (11)         (417)         (428)           77            66          143
                                      -----        -------       -------        -----        -------       -----
   Total Interest Expense....           839        (4,745)       (3,906)        2,722        (2,404)         318
                                      -----        -------       -------        -----        -------       -----

Net interest income (FTE)....        $1,259       ($1,520)        ($261)       $2,075          $611       $2,686
                                     ======       ========       =======       ======        ======       ======

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34%.

        Interest from loans represents 87.5%, 86.0% and 86.2% of total interest income for 2002, 2001 and 2000, respectively. Net interest income is significantly influenced by results of the Bank’s lending activities. The nearly $6 million decline in interest income attributed to a change in rates was significantly influenced by a shift of approximately $50 million in long-term fixed rate commercial loans to floating rate commercial loans over the past 18 months. Furthermore, many of the Bank’s customers paid prepayment penalties to refinance their long-term fixed rate commercial loans. Although the Bank collected approximately $170,000 in prepayment penalties from customers, the decline in interest income was significantly higher. The use of prepayment language in commercial loans is a competitive issue and is being further reviewed by Bank management.

        Total interest expense decreased 23.2%, or $3,906,000 from 2001 to 2002 and increased 1.9% or $318,000 from 2000 to 2001. Cost of funds is influenced by economic conditions and activities of the Federal Reserve and local competition. The Bank’s asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Composition of Average Earning Assets and Interest Paying Liabilities

                                                                Year ended December 31,
                                                 -------------------------------------------------------
                                                       2002              2001               2000
                                                       ----              ----               ----

As a percent of average earning assets
  Loans.....................................            81%                82%               82%
  Other earning assets......................            19%                18%               18%
     Average earning assets.................           100%               100%              100%

  Savings and NOW accounts..................            25%                22%               23%
  Time deposits.............................            44%                45%               41%
  Securities sold under agreements to
   repurchase, fed funds sold and other
   borrowings...............................            19%                18%               20%
     Average interest bearing liabilities...            88%                85%               84%

Average earning asset ratio.................            92%                94%               95%
Free funds ratio............................            12%                15%               16%

        The Bank’s earning asset ratio has declined in recent years as a result of increases in loans on non-accrual and purchases of additional banking properties.

        The free funds ratio decreased 3% from 2001 to 2002 as a result of a lower stockholder’s equity percent to average earning assets and lower non-interest bearing deposits to average earning assets. The free funds ratio decreased 1% from 2000 to 2001 as a result of a lower stockholder’s equity percent to average earning assets and lower non-interest bearing deposits to average earning assets.

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was $4.1 million in 2002, compared to $3.0 million for 2001. The increase in the provision reflects an increase in impaired loans specific reserve of $1.5 million in 2002 and $1.7 million increase in net loan losses. Net commercial loan losses increased $1.2 million and net consumer loan losses increased $.6 million.

        Management has taken significant steps to improve underwriting standards loan administration and has decided to exit the indirect consumer loan business. These changes will improve asset quality subject to general economic conditions, which continue to show signs of weakness.

Non-interest Income

Non-interest Income (in thousands)                              Year Ended December 31,
                                               -----------------------------------------------------------
                                                      2002                2001                2000
                                                      ----                ----                ----
Service charges on deposit accounts ......           $1,866              $1,574              $1,353
Net gains on asset sales:
   Loans..................................            3,474               1,924                 344
   Securities.............................               80                 300                 213
Amortization of mortgage servicing rights.            (940)               (445)               (215)
Impairment of mortgage servicing rights               (233)                   -                   -
Loan servicing fees.......................              488                 470                 368
Insurance premium revenue.................            1,150               1,007                 961
Brokerage revenue.........................              254                 304                 310
Other.....................................              449                 248                 264
                                                     ------              ------              ------
     Total non-interest income............           $6,588              $5,382              $3,598
                                                     ======              ======              ======

        The Bank retains the servicing rights on the loans sold to FHLMC. Non-interest income increased 22%, or approximately $1.2 million over 2001. Service charges on deposits increased 19% due to deposit account growth. The gain on sale of mortgages increased $1.6 million, or 81% from 2001. The increase is attributed to the significant increase in mortgage volume resulting from the lowest mortgage rates in 40 years. As a result of the low rates and increased mortgage refinancing activity, the mortgage servicing asset of the Bank was reduced by an increase in amortization of the mortgage servicing asset and recording a $232,000 impairment of the asset in 2002. Brokerage revenue decreased $50,000 in 2002, compared to 2001. This was a result of a significant decrease in institutional bond business. Although retail customer business remained strong, there was reduced consumer confidence in the stock market. Excluding the sale of assets, non-interest income decreased $124,000, or 4% from 2001.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

                                                                              Year ended December 31,
                                                                -----------------------------------------------------
                                                                      2002              2001              2000
                                                                      ----              ----              ----

Total Real estate mortgage loan originations                          $184,403         $136,626            $45,098

Real estate mortgage loan sales                                       $158,774         $105,682            $20,224

Net gains on the sale of real estate mortgage loans                     $3,474           $1,924               $344

Net gains as a percent of real estate mortgage loan sales                2.19%            1.82%              1.70%

        Net gains on the sale of real estate mortgage loans totaled $3,474,000, $1,924,000 and $344,000 in 2002, 2001 and 2000, respectively. The sharp increase in gains on sale of real estate loans is a result of lower interest rates and is not expected to continue indefinitely. Net gains on the sale of loans are generally a function of the volume of loans sold. The volume of loans sold is dependant upon the Bank’s ability to originate loans, which is particularly sensitive to the absolute level of interest rates. Net gains on the sale of real estate mortgage loans are also dependant upon economic and competitive factors as well as management’s ability to effectively manage the Bank’s exposure to changes in interest rates. The Bank intends to aggressively market its services in the real estate area. The loans being serviced for FHLMC increased $63,765,000 or 33% from 2001 to 2002 and $47,348,000 or 32% from 2000 to 2001.

Realized Gains and Losses on the Sale of Securities (in thousands)

                                                           Year ended December 31,
                                       -----------------------------------------------------------------
                                         Proceeds           Gains           Losses             Net
                                         --------           -----           ------             ---
        2002.........................      $3,548               $82              $2              $80
        2001.........................       4,131               301               1              300
        2000.........................         969               218               5              213

Non-interest Expense

        Non-interest expense increased $2,368,000 or 16.9% in 2002, compared to 2001. The Company’s salary expense increased 18.4%, or $1,141,000 during 2002, compared to 2001. The increase includes the addition of several key management positions and an increase in the number of employees due to the Bank’s past growth. Employee benefits increased 18.4%, or $278,000 during 2002 compared to a year earlier. The Company’s medical plan is self-insured and there were higher medical claims and more employees enrolled in the plan. Health benefits increased 44.0% over 2001. Data processing and software expense increased 25.3%, or $194,000 during 2002, compared to 2001. Professional and legal fees increased 56.1% or $244,000, compared to 2001. This increase was largely due to issues discussed under Supervision and Regulation. Other non-interest expenses increased 8.7%, or $196,000 in 2002, compared to a year earlier. This increase includes higher postage, lending costs due to growth as well as higher director fees and FDIC fees due to issues discussed under Supervision and Regulation.

        Non-interest expense is expected to remain elevated while the Bank invests in management infrastructure and incurs costs associated with the remediation of the Bank’s asset quality.

        Non-interest expense increased $1,951,000 or 16.2% in 2001 compared to 2000. The Company’s salary expense increased 14.5%, or $786,000 during 2001 compared to a year earlier. Employee benefits increased 22.7%, or $280,000 during 2001 compared to a year earlier. Other non-interest expenses increased 34.8%, or $585,000 during 2001 compared to 2000. The increase includes a write-down on ORE of $195,000, higher telephone, software, and lending costs due to growth.

Non-interest Expense (in thousands)                            Year ended December 31,
                                               ---------------------------------------------------------
                                                     2002                2001               2000
                                                     ----                ----               ----
Salaries..................................          $7,343             $6,202               $5,416
Employee benefits.........................           1,792              1,514                1,234
Occupancy.................................           1,197              1,016                  918
Equipment.................................           1,062              1,064                1,145
Data processing and software..............             962                768                  655
Professional and legal fees...............             679                435                  354
Printing and supplies.....................             523                394                  321
Marketing.................................             357                350                  334
Other.....................................           2,461              2,265                1,680
                                                   -------            -------              -------
  Total non-interest expense..............         $16,376            $14,008              $12,057
                                                   =======            =======              =======

Provision for Income Taxes

        The provision for income taxes was $1,490,000 in 2002, compared with $1,644,000 in 2001and $1,132,000 in 2000. The Company’s effective tax rate approximated 28% in 2002, 21% in 2001 and 22% in 2000. The lower effective tax rate for the years 2001 and 2000 reflect the utilization of a valuation allowance from earlier periods. As of December 31, 2001 the valuation allowance was zero. Excluding the valuation allowance credit, the provision for income taxes would have been $2,083,000, or 27.2% in 2001 and $1,392,000, or 27.3% in 2000.

FINANCIAL CONDITION

Summary

        During 2002, total assets increased 7% to $537,472,000, deposits increased 11% to $397,412,000 and loans decreased less than 1% to $377,567,000. During 2002, deposit growth exceeded loan growth. As a result, the Bank was able to decrease its usage of brokered CD’s and other borrowings to meet the Bank’s funding needs. A discussion of changes in balance sheet amounts by major categories follows:

Securities

        The Bank maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Company’s investing activities is to provide for safety of the principal invested, as a source of liquidity and management of exposure to changes in interest rates.

        All of the Company’s securities are classified as available-for-sale. The Company’s total holdings increased $2.0 million in 2002.

                                                                              (In Thousands)
                                                      ----------------------------------------------------------------
                                                          Amortized                  Fair                 Amount
                                                             Cost                    Value                Pledged
Securities available-for-sale:                               ----                    -----                -------
     December 31, 2002                                      $78,297                 $81,125               $74,672
     December 31, 2001                                      $77,692                 $79,080               $78,106

        Excluding holdings of U.S. Government Agency Securities, there were no investments in securities of any one issuer, which exceeded 10% of stockholders’ equity. The majority of the securities are pledged to secure borrowing arrangements for Federal Home Loan Bank borrowings and securities sold under agreements to repurchase or for other purposes as required or permitted by law.

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2002. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

                                                                Maturing
                     -----------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
                                                                                                  Investments With
                         Due Within            One to             Five to            After         No Contractual
                          One Year           Five Years          Ten Years         Ten Years          Maturity
                          --------           ----------          ---------         ---------          --------
                       Fair       Avg.      Fair     Avg.      Fair     Avg.      Fair     Avg.     Fair      Avg.
                      Value      Yield     Value     Yield    Value     Yield    Value    Yield    Value     Yield
                      -----      -----     -----     -----    -----     -----    -----    -----    -----     -----
Available for Sale:
Mortgage-backed
securities........      $2,912     1.44%   $43,090    3.63%    $8,643    3.61%    $1,530   4.30%       $  -       -
States and
Political
Subdivisions......       1,510     7.47%     9,295    7.11%     9,527    7.30%     1,308   7.49%          -       -
Other Securities             -         -     2,343    5.79%         -        -         -       -        967   9.19%
                        ------     -----   -------    -----   -------    -----    ------   -----       ----   -----
                        $4,422     3.50%   $54,728    4.31%   $18,170    5.54%    $2,838   5.77%       $967   9.19%
                        ======     =====   =======    =====   =======    =====    ======   =====       ====   =====

The Loan Portfolio

        The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The loan portfolio mix at December 31,2002 consists of 55% commercial real estate, 17% residential real estate, 13% commercial and 15% consumer installment. The Bank’s consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation(“FHLMC”). However, the Bank retains servicing rights on substantially all such loans sold. At December 31, 2002 and 2001, the Bank was servicing loans for FHLMC totaling $258,679,000 and $194,914,000, respectively.

        In addition to the communities served by the Bank’s branches, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)

                                                                   Year ended December 31
                                                       ------------------------------------------------
                                                                2002                    2001
                                                                ----                    ----
                                                          Amount         %        Amount         %
                                                          ------         -        ------         -

          Commercial Real Estate...................      $209,174       55       $196,864        52
          Residential Real Estate..................        65,322       17         49,961        13
          Commercial...............................        49,913       13         60,667        16
          Consumer.................................        53,158       15         71,853        19
                                                           ------       --         ------        --
            Total loans...........................       $377,567      100%      $379,345       100%
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

        Commercial and Commercial Real-Estate Loans: Business loans are originated for a variety of purposes including working capital financing, machinery and equipment acquisition and the financing of commercial real-estate. The loans are generally secured by all assets of the borrower and are underwritten based on an assessment of the industry in which the borrower operates, management, economic conditions, cash flow, owners equity and collateral. Commercial real-estate loans are secured by properties located in the Bank’s primary market area.

        Residential Real-Estate Loans: Residential single family real-estate loans are originated in the Bank’s primary market area. Generally the Bank sells the loans in the secondary market. The loans are underwritten using the guidelines and standards in the Federal Home Loan Mortgage Corporation Sellers and Servicers Guide. On occasion single family real-estate loans will be retained in the Bank’s portfolio and such loans will generally have maturities not to exceed fifteen years.

        Consumer Loans: Consumer loans are originated for a variety of purposes including the acquisition of new and used automobiles, boats and recreational vehicles. Personal loans secured by the equity on the borrower’s residence are also granted for a variety of needs. Consumer loans are underwritten based on the borrowers credit history, monthly income, stability of employment, the amount of the down payment and the type of collateral.

        As previously reported, the Bank has substantially exited the consumer indirect business. As of December 31, 2002, the Bank had indirect loans totaling approximately $31 million, down 33% from $46 million at December 31, 2001.

        The low interest rate environment resulted in a significant amount of re-financing during 2002. Consumers refinanced mortgage loans to lock in the lower interest rates. This activity increased net gains on sales of loans held for sale by 81% from the previous year. The Company does not expect this abnormally high volume to continue. The Company also experienced a significant amount of fixed rate commercial loan re-financing. A significant number of these customers re-financed from higher fixed interest rates to lower variable interest rates. For discussion regarding interest rate risk exposure and management of this risk see the “Interest Rate Risk” and “Asset/Liability Gap Position” sections.

        Management has taken significant steps to improve underwriting standards loan administration. These changes will improve asset quality subject to general economic conditions, which continue to show signs of weakness.

Non-performing Assets

Non-performing Assets (in thousands)                                                December 31,
                                                                  --------------------------------------------------
                                                                       2002             2001             2000
                                                                       ----             ----             ----
Non-accrual loans............................................          $8,290           $2,285           $2,535
90 days or more past due & still accruing....................           1,018            2,961              151
                                                                        -----            -----            -----
     Total non-performing loans..............................           9,308            5,246            2,686
     Other real estate.......................................               -              120                -
                                                                        -----            -----            -----
Total non-performing assets..................................          $9,308           $5,366           $2,686
                                                                       ======           ======           ======

As a percentage of portfolio loans
     Non-performing loans....................................           2.47%            1.38%             .77%
     Non-performing assets...................................           2.47%            1.41%             .77%
     Allowance for loan losses...............................           2.22%            1.84%            1.40%
Allowance for loan losses as a % of non-performing loans.....             90%             133%             181%

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

        The Bank’s ratio of non-performing loans to total loans at December 31, 2002 was 2.47% compared to 1.38% in 2001. The increase is due to the increase in non-accrual loans of 263%, or $6,005,000 during 2002, compared to 2001. Approximately $2.9 million in loans, reported at the end of 2001 as 90 days or more past due and still accruing, were classified as non-accrual during 2002.

        Total non-performing loans and assets are considerably higher than last year. The allowance for loan losses is 90% of the total non-performing loans as of December 31, 2002. Management believes that the allowance for loan losses is adequate for these loans and the remainder of the loan portfolio. As of December 31, 2002 there were no other interest bearing assets, which required classification.

        During 2002, management, with the assistance of outside consultants, conducted a complete and comprehensive review of the lending process. The outcomes include an improvement in workflow, improvement in processes and procedures, standardization of loan quality assessment, and improvement in the management of non-performing credits. These changes will improve asset quality subject to general economic conditions, which continue to show signs of weakness.

        The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2002 and 2001 had those loans been accruing interest in accordance with the original terms of the loan agreement (pro forma interest) and the amount of interest income actually included in net interest income for those years.

Foregone Interest on Non-Performing Loans

                                                        For the Year Ended December 31
                                                                (in thousands)
                                         --------------------------------------------------------------
                                                      2002                           2001
                                                      ----                           ----
                                         Non-accrual     Restructured    Non-accrual    Restructured
          Pro forma interest               $ 838           $ 115           $ 232          $ 551
          Interest earned                    198             115              29            551
                                           -----           -----           -----          -----
          Foregone interest income         $ 640           $  -            $ 203          $  -
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

Allowance for Loan Losses (dollars in thousands)

                                                                               Year Ended December 31,
                                                                   -------------------------------------------------
                                                                        2002             2001            2000
                                                                        ----             ----            ----
  Balance at beginning of year................................            $6,983          $4,874           $3,551

  Charge-offs:
     Commercial...............................................           (1,526)           (363)          (1,400)
     Real estate-mortgages....................................               (3)               -              (1)
     Consumer.................................................           (1,398)           (816)            (642)
                                                                         -------         -------          -------
                                                                         (2,927)         (1,179)          (2,043)
                                                                         -------         -------          -------
  Recoveries:
     Commercial...............................................                21              36               90
     Real estate-mortgages....................................                 4               -                -
     Consumer.................................................               247             227              156
                                                                         -------         -------          -------
                                                                             272             263              246
                                                                         -------         -------          -------

  Net charge-offs.............................................           (2,655)           (916)          (1,797)

  Additions to allowance charged to operations................             4,070           3,025            3,120
                                                                         -------         -------          -------

  Balance at end of year......................................            $8,398          $6,983           $4,874
                                                                         =======         =======          =======

  Net charge-offs as a percent of average loans...............              .68%            .25%             .56%

        For the year ended December 31, 2002 versus 2001, net loans charged off increased from .25% of total loans outstanding to .68%. During the year ended December 31, 2002, management added $4,070,000 to the loan loss provision and had net charge-offs of $2,655,000. The provision for loan losses charged against earnings increased $1,045,000, or approximately 35% from a year ago. The allowance for loan losses as a percent of total loans increased from 1.84% at December 31, 2001 to 2.22% at December 31, 2002. Consumer loan charge-offs increased $582,000 in 2002 compared to 2001. Net charge-offs in the Real Estate portfolio continue to be very low.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans, reviews past loss experience, the local economy and a number of other factors.

                                                             Year ended December 31,
                                -----------------------------------------------------------------------------------
                                           2002                         2001                       2000
                                           ----                         ----                       ----
                                 Allowance     % of total     Allowance    % of total     Allowance    % of total
                                   Amount       allowance       Amount      allowance       Amount      allowance
                                   ------       ---------       ------      ---------       ------      ---------

Commercial.................        $5,817             69%       $4,908            70%       $3,849         79%
Real estate mortgages......           382              5           100             2           107          2
Consumer...................         1,871             22         1,273            18           863         18
Subjective.................           328              4           702            10            55          1
                                   ------            ----       ------           ----       ------        ----
  Total....................        $8,398            100%       $6,983           100%       $4,874        100%
                                   ======            ====       ======           ====       ======        ====

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) allocation based on credit risk rating for individual commercial loans, (iii) allocation based principally on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. Management’s assessment of a slow down in economic activity, increase in unemployment, sustained decline in business spending, and increase in non-performing loans is reflected in the recent increase in the allowance for loan losses as a percent of total loans.

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

Deposits

        Average total deposits grew 10% from 2001 to 2002 and grew 20% from 2000 to 2001. The increase in 2002 resulted primarily from gaining market share in the Bank’s market areas and the use of brokered time deposits outside the Bank’s market area. Due to the increase in local deposits, the Bank was able to reduce its use of brokered time deposits during the second half of the year. The average cost of funds for brokered deposits is at least 30 basis points higher than local deposits. The Bank’s plan of decreasing dependence on brokered deposits will lower the average cost of funds. As of December 31, 2002 the brokered time deposits balance was $53,259,000 compared to $56,010,000 at December 31, 2001.

        Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank’s strategic plan. The checking and savings product mix has also been realigned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. Uncertainties in the equity markets have brought some deposits in the Bank, but the largest percentage of growth has been from acquiring more of existing customers relationships. The Bank expects this trend to continue. Additionally, a Company wide training program, to educate every employee on the new products, has been implemented. The Bank has also introduced interneting as a new alternative for customer access.

Average Daily Deposits (dollars in thousands)

                                                        Average for the Year
                                       --------------------------------------------------------
                                                  2002                        2001
                                          Amount          %           Amount           %
                                          ------          -           ------           -
Non-interest bearing demand.......        $50,806          13%        $44,685          13%
NOW accounts......................         37,578          10          29,164           8
MMDA/Savings .....................         83,595          22          68,837          20
Time - negotiable brokered............     56,993          15          51,699          15
Time..............................        152,728          40         152,000          44
                                          -------          --        --------          --
   Total Deposits.................       $381,700         100%       $346,385         100%
                                         ========         ====       ========         ====

Average Deposit Balances (dollars in thousands)

        The following table sets forth the average deposit balances and the weighted average rates paid thereon:

                                                                 Average for the Year
                                                --------------------------------------------------------
                                                           2002                         2001
                                                           ----                         ----
                                                  Average        Average       Average       Average
                                                  Balance          Rate        Balance         Rate
                                                  -------          ----        -------         ----

         Non-interest bearing demand........       $50,806                      $44,685
         NOW Accounts.......................        37,578         1.14%         29,164         2.00%
         MMDA/Savings.......................        83,595         1.26          68,837         2.13
         Time - negotiable brokered.............    56,993         5.41          51,699         5.91
         Time...............................       152,728         3.66         152,000         5.26
                                                  --------         ----        --------         ----
            Total Deposits..................      $381,700         2.66%       $346,385         3.78%
                                                  ========                     ========

        At December 31,2002, the Bank had approximately $53,259,000 in brokered time deposits.

Maturity Distribution of Time Deposits of $100,000 Or More (dollars in thousands)

        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2002:

                                                                              Amount
                                                                              ------
                     Three months or less...........................          $16,918
                     Over 3 months through 12 months................           25,266
                     Over 1 year through 3 years...................            36,536
                     Over 3 years...................................           18,810
                                                                              -------
                                                                              $97,530
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

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

                                           December 31, 2002                            December 31, 2001
                               ------------------------------------------    -----------------------------------------

                                Average         Average        Average        Average        Average        Average
                                Balance         Maturity         Rate         Balance        Maturity         Rate
                               -----------     -----------    -----------    -----------    -----------    -----------
Repurchase agreements             $43,147            1 day        1.63%         $38,574           1 day        2.93%
FHLB Borrowings                    36,641        56 months        5.38           37,112       66 months        6.48
Federal funds purchased             2,438            1 day        1.98            2,543           1 day        4.17
Other borrowings(1)                    72                -        7.91              143       61 months        6.81
                               -----------                    -----------    -----------                   -----------
                                  $83,807                         3.27%         $80,171                        4.63%
                               ===========                    ===========    ===========                   ===========

(1)     Other borrowings included two separate loans that were paid off in 2002 at interest rates of 8.0% and 6.5%.

        Repurchase agreements are a variable interest rate borrowing with a 1 day maturity, these borrowings are from local customers of the Bank. The FHLB borrowings have a substantial prepayment penalty that almost prohibits early replacement. These borrowings have a fixed term and fixed interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $52.6 million as of December 31, 2002, an increase of $3.3 million, or 6.7% from a year ago. The increase is primarily from the retention of earnings. The Company will fund future growth with current capital and retention of future earnings.

        In 2002, the Company paid cash dividends totaling $1,457,368, approximately 39% of earnings. The higher percentage was the result of lower earnings in 2002 and not a change in the dividend policy. In 2001 the Company paid cash dividends totaling $1,899,554, approximately 32% of earnings. In 2000, the Company paid cash dividends totaling $1,768,647, approximately 45% of earnings.

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board as of December 31, 2002, as shown in the table below:

Capital Resources (in thousands)

                                         Regulatory Requirements              December 31,
                                                                      -----------------------------
                                       Adequately         Well
                                      Capitalized      Capitalized        2002            2001
                                                                          ----            ----

Tier 1 capital..................                                         $50,138        $47,761
Tier 2 capital..................                                           5,144          5,099
                                                                           -----          -----
  Total qualifying capital......                                         $55,282        $52,860
                                                                         =======        =======

Tier 1 leverage ratio...........            4%              5%             9.40%          9.64%
Tier 1 risk-based capital.......            4%              6%            12.44%         11.90%
Total risk-based capital........            8%             10%            13.71%         13.17%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2002, which based on scheduled maturity dates, are due in the periods indicated.

                                                                         Maturing
                                                                      (in thousands)
                                       ------------------------------------------------------------------------------
                                                               After one but
                                         Within one Year     within five years    After five years        Total
                                         ---------------     -----------------    ----------------        -----
Residential Real Estate...........            $14,748              $14,921             $35,653             $65,322
Installment.......................              3,477               30,557              19,124              53,158
Commercial Real Estate............             52,561              147,127               9,486             209,174
Other Commercial..................             29,097               18,975               1,841              49,913
                                              -------             --------             -------            --------
       Totals.....................            $99,883             $211,580             $66,104             377,567
                                              =======             ========             =======            ========
Allowance for Loan Losses.........                                                                         (8,398)
                                                                                                          --------
Total Loans Receivable, Net.......                                                                        $369,169
                                                                                                          ========

        Below is a schedule of the amounts maturing or re-pricing, which are classified according to their sensitivity to changes in interest rates.

                                                                            Interest Sensitivity
                                                                               (in thousands)
                                                         -----------------------------------------------------------
                                                             Fixed Rate         Variable Rate           Total
                                                             ----------         -------------           -----

Due within 3 months.................................           $14,366              $126,942          $141,308
Due after 3 months within 1 year....................            12,784                     -            12,784
Due after one but within five years.................           164,794                     -           164,794
Due after five years................................            58,681                     -            58,681
                                                              --------              --------          --------
Total...............................................          $250,625              $126,942           377,567
                                                              ========              ========          ========
Allowance for loan losses...........................                                                    (8,398)
                                                                                                      ---------
Total loans receivable, net.........................                                                  $369,169
                                                                                                      ========

Asset/Liability Gap Position (in thousands)

                                                                       December 31, 2002
                                            ------------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................        $39,675        $     0       $      0       $     0       $ 39,675
  Loans................................        159,516         30,422        141,108        46,521        377,567
  Securities (including restricted
     investments)......................         40,319          8,733         16,791        18,182         84,025
  Loans held for sale..................          1,896              -              -             -          1,896
                                              --------        -------       --------       -------       --------
  Total interest earning assets........       $241,406        $39,155       $157,899       $64,703       $503,163
                                              ========        =======       ========       =======       ========

Interest bearing liabilities:
  Savings & NOW........................        $76,482         $6,572        $35,053       $22,638       $140,745
  Time.................................         37,092         70,057         92,841         4,055        204,045
                                              --------        -------       --------       -------       --------
  Total deposits.......................        113,574         76,629        127,894        26,693        344,790
  Other borrowings.....................         48,896          1,000         16,200        16,800         82,896
                                              --------        -------       --------       -------       --------

  Total interest bearing liabilities...       $162,470        $77,629       $144,094       $43,493       $427,686
                                              ========        =======       ========       =======       ========

Rate sensitivity gap and ratios:
  Gap for period.......................         78,936        (38,474)        13,805        21,210
  Cumulative gap.......................         78,936         40,462         54,267        75,477
  Period gap ratio.....................           1.49           0.50           1.10          1.49
  Cumulative gap ratio.................           1.49           1.17           1.14          1.18
Gap /Total Earning assets
  Period...............................          15.7%           (7.6%)         2.7%          4.2%
  Cumulative...........................          15.7%            8.0%         10.8%         15.0%

        The asset/liability gap reflects the scheduled repayment and maturities of the Bank’s loans and investments. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Also, savings and NOW accounts, which have a variable interest rate, are treated as not immediately sensitive to changes in interest rates, based on the Bank’s historical experience and future intentions. Management attempts to reflect the sensitivity of assets and liabilities, however, customer behavior in different rate and economic environments is not entirely predictable. As such, interest rate risk cannot be eliminated.

        As of December 31, 2002 the cumulative one year gap position was approximately 8.0% of earning assets. The table above reflects that the Bank has an asset repricing gap of $78,936,000 at 3 months and an asset repricing gap of $40,462,000 at one year. The Bank’s gap position indicates that within one year the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to invest in assets and fund liabilities with the intent of maintaining a neutral GAP position. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

Market Risk

        The Bank complements its stable core deposit base with alternate sources of funds, which includes advances from the Federal Home Loan Bank, and brokered certificates of deposit from outside its market area. Management evaluates the funding needs and makes a decision based on current interest rates and terms whether to fund internally or from alternate sources. To date, the Bank has not employed the use of derivative financial instruments in managing the risk of changes in interest rates.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

                                         Market Value of
Change in Interest Rates                    Portfolio              Percent           Net Interest          Percent
                                            Equity(1)              Change             Income(2)            Change
                                        -------------------    ----------------    -----------------    --------------
     300 basis point rise                    $31,573                (28.3)%             $19,935               11.0%
     200 basis point rise                     35,678                (18.9)               19,302                7.4
     100 basis point rise                     39,860                 (9.4)               18,655                3.8
     Base rate                                44,010                  -                  17,967                -
     100 basis point decline                  47,953                  9.0                17,107               (4.8)
     200 basis point decline                  52,377                 19.0                15,490              (13.8)
     300 basis point decline                  58,189                 32.2                13,357              (25.7)

(1)	Simulation analyses calculate the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.
(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

        Simulation models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of a simulation model is relatively new at the Bank and changes in the assumptions could impact the results. Simulation models require the ability to accurately predict customer behavior to interest rate changes, changes in the competitive environment, and other economic factors.

Liquidity

        Liquidity management is also a significant responsibility of the ALCO. The objective of liquidity management is to ensure the availability of funds to meet the demands of depositors and borrowers. The primary sources of liquidity include the repayment of customer loans, maturity of and repayment of Bank investments, deposits, and borrowings. The Bank also has at its disposal the ability to borrow funds from other banks, borrow funds from the Federal Home Loan Bank, and purchase brokered certificates of deposits from outside the Bank’s market area. Advances from the Federal Home Loan Bank decreased by $2.0 million and the use of brokered certificates of deposit decreased by $2.8 million in 2002 compared to 2001.

        Net cash flows from operating activities increased significantly in 2002 to $18.4 million cash provided from $2.8 million used in 2001. The increase was almost completely attributable to an increase in proceeds from the sale of loans held for sale.

        Cash flows from investing activities reflect a significant decrease in net loan growth. Net loan growth declined from $33 million in 2001 to $1 million in 2002. This decline reflects the economic slow down and tightening of credit standards on consumer and commercial loans. The sharp decline in interest rates has resulted in an increase of principal repayments on mortgage-backed securities. The increased cash flows were re-invested in similar securities.

        The $5 million decline in cash flows from financing activities reflects the lower funding needs resulting from the decline in net loan growth explained above. During 2002, brokered time deposits decreased $2.8 million compared to an increase of $3.1 million in 2001.

        The Company’s cash and cash equivalents increased approximately $45 million during 2002 to $57 million at December 31, 2002. The significant increase in liquidity is reflected in the Company’s December 31, 2002 federal funds balance of approximately $40 million.

        The Company’s primary source of liquidity includes deposit growth, asset sales and ability to borrow funds. At year-end the Company had unused federal funds borrowing capacity of $22 million as well as access to the brokered deposit market.

        Management expects to utilize, in part, the current liquidity by investing in other interest-earning assets such as loans and securities. Management also expects to utilize some of the current liquidity to reduce brokered deposits and borrowings at the Federal Home Loan Bank. Overall liquidity is significantly determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations

                                                                 Payments Due by Period
                                       ----------------------------------------------------------------------------
                                                        Less than         1 - 3          4 - 5         After 5
                                           Total          1 year          years          years          years
                                           -----          ------          -----          -----          -----
Long-term debt                               $43,003          $2,718        $16,014         $5,165         $19,106
                                             -------          ------        -------         ------         -------
Total contractual cash obligations           $43,003          $2,718        $16,014         $5,165         $19,106

        The long-term debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio. Payments of the advances include monthly interest payments and principal payments that are due upon maturity.

Other Commercial Commitments

                                                      Amount of Commitment Expiration Per Period
                                       --------------------------------------------------------------------------
                                           Total
                                          Amounts        Less than         1 - 3         4 - 5        After 5
                                         Committed         1 year          years         years         years
                                         ---------         ------          -----         -----         -----
Lines of credit                               $56,591         $50,573         $3,541        $1,850          $627
Standby letters of credit                       5,819           5,549            220            50             -
Other commercial commitments                   11,557          11,557              -             -             -
                                               ------          ------          -----         -----          ----
Total commercial commitments                  $73,967         $67,679         $3,761        $1,900          $627

        All of the commercial commitments are underwritten using the commercial loan underwriting guidelines.

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

Selected Quarterly Financial Data (Unaudited):
    (in thousands, except per share data)

                                                                Three Months Ended
                                          March 31          June 30        September 30      December 31
                                          --------          -------        ------------      -----------
Periods Ended, 2002
Total Assets                               $511,959         $515,054         $534,819         $537,472
Net Interest Income                           5,043            4,752            4,747            4,583
Provision for Loan Losses                       600            2,045              600              825
Net Income                                    1,364               67            1,425              922

Earnings per Share                           $  .67           $  .03           $  .70           $  .46
Book Value per Share                         $24.89           $24.66           $25.55           $25.86
Return on Average Assets                       1.08%             .05%            1.08%             .68%
Return on Stockholders' Equity                11.03%             .52%           11.07%            6.99%
Efficiency Ratio                              60.19%           65.19%           59.23%           65.85%

Periods Ended, 2001
Total Assets                               $470,007         $475,573         $489,473         $500,782
Net Interest Income                           4,285            4,662            5,018            5,346
Provision for Loan Losses                       525              610              565            1,325
Net Income                                    1,244            1,455            1,848            1,469

Earnings per Share                           $  .61           $  .72           $  .90           $  .73
Book Value per Share                         $22.86           $23.12           $24.10           $24.24
Return on Average Assets                       1.09%            1.24%            1.51%            1.17%
Return on Stockholders' Equity                11.06%           12.41%           15.25%           11.71%
Efficiency Ratio                              57.97%           56.15%           51.38%           57.41%

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

        The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (See “Market Risk” from Item 7). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Company has no market risk sensitive instruments held for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	TABLE OF CONTENTS

PAGE

Independent Auditors' Reports	30

Consolidated Financial Statements

Consolidated Balance Sheets	32

Consolidated Statements of Income	33

Consolidated Statements of Comprehensive Income	34

Consolidated Statements of Changes in Stockholders' Equity	35

Consolidated Statements of Cash Flows	36

Notes to Consolidated Financial Statements	37-54

Independent Auditor’s Report

To the Board of Directors and Stockholders
O.A.K Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of O.A.K Financial Corporation and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K Financial Corporation and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Grand Rapids, Michigan
January 31, 2003

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS
                                                                                           December 31,
                                                                           --------------------------------------------
                                  ASSETS                                          2002                    2001

Cash and due from banks.................................................         $17,328,766             $12,051,503
Federal funds sold......................................................          39,675,475                       -
                                                                                 -----------             -----------
Cash and cash equivalents...............................................          57,004,241              12,051,503

Available-for-sale securities...........................................          81,125,304              79,080,306

Total Loans ............................................................         377,566,910             379,345,186
Allowance for loan losses...............................................         (8,398,053)             (6,982,779)
Net Loans...............................................................         369,168,857             372,362,407

Loans held for sale.....................................................           1,896,005              11,456,287
Accrued interest receivable.............................................           2,908,370               3,484,633
Premises and equipment, net.............................................          15,010,024              12,586,367
Restricted investments..................................................           2,900,000               2,900,000
Other assets............................................................           7,459,587               6,860,483
                                                                               -------------            ------------

Total assets............................................................        $537,472,388            $500,781,986
                                                                                ============            ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Interest bearing....................................................        $344,790,198            $310,631,041
    Non-interest bearing................................................          52,622,121              48,322,935

Total deposits..........................................................         397,412,319             358,953,976

Securities sold under agreements to repurchase
and federal funds purchased.............................................          47,895,908              51,162,712
Borrowed funds..........................................................          35,000,000              37,036,681
Other liabilities.......................................................           4,558,140               4,345,794
                                                                                   ---------               ---------

Total liabilities.......................................................         484,866,367             451,499,163

Stockholders' equity
    Common stock, $1 par value; 4,000,000 shares authorized,
        shares issued and outstanding: 2,040,780 at December 31,
        2002 and 2,040,532 at December 31, 2001.........................           2,040,780               2,040,532
    Additional paid-in capital..........................................           6,307,193               6,302,538
    Retained earnings...................................................          42,716,396              40,396,147
    Accumulated other comprehensive income .............................           1,867,902                 916,256
    Unallocated common stock held by ESOP...............................           (326,250)               (372,650)

Total stockholders' equity..............................................          52,606,021              49,282,823
                                                                                  ----------              ----------
Total liabilities and stockholders' equity..............................        $537,472,388            $500,781,986
                                                                                ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME
                                                                             Year Ended December 31,
                                                        -------------------------------------------------------------------
                                                               2002                   2001                    2000
                                                        -------------------    -------------------     --------------------
Interest income
   Interest and fees on loans..........................      $28,428,062            $31,447,999              $28,942,504
   Available-for-sale securities ......................        3,326,016              4,335,313                4,003,757
   Restricted investments..............................          175,247                196,963                  201,369
   Federal funds sold..................................          100,220                139,476                   24,589
                                                                 -------                -------                   ------

Total interest income..................................       32,029,545             36,119,751               33,172,219
                                                              ----------             ----------               ----------

Interest expense
   Deposits ...........................................       10,151,808             13,092,938               11,888,486
   Borrowed funds......................................        2,049,797              2,583,850                3,159,406
   Securities sold under agreements to repurchase......          702,466              1,132,235                1,442,904
                                                                 -------              ---------                ---------

Total interest expense.................................       12,904,071             16,809,023               16,490,796
                                                              ----------             ----------               ----------

Net interest income....................................       19,125,474             19,310,728               16,681,423

Provision for loan losses .............................        4,070,000              3,025,000                3,120,000
                                                               ---------              ---------                ---------

Net interest income after provision for
loan losses............................................       15,055,474             16,285,728               13,561,423
                                                              ----------             ----------               ----------

Non-interest income
   Service charges on deposit accounts.................        1,865,804              1,573,933                1,353,040
   Net gain on sales of loans held for sale............        3,473,612              1,924,467                  344,111
   Amortization of mortgage servicing rights...........        (939,633)              (444,780)                (215,030)
   Impairment of mortgage servicing rights.............        (232,578)                      -                        -
   Loan servicing fees.................................          487,905                470,061                  367,669
   Net gain on sales of available for sale securities..           80,107                300,090                  213,287
   Insurance premiums..................................        1,149,968              1,007,243                  960,907
   Brokerage fees......................................          253,699                303,695                  310,318
   Other...............................................          449,212                247,185                  263,701
                                                                 -------                -------                  -------

Total non-interest income..............................        6,588,096              5,381,894                3,598,003
                                                               ---------              ---------                ---------

Non-interest expenses
   Salaries ...........................................        7,343,423              6,201,895                5,416,446
   Employee benefits...................................        1,792,288              1,513,834                1,233,611
   Occupancy (net).....................................        1,196,796              1,015,564                  918,782
   Furniture and fixtures..............................        1,062,212              1,063,756                1,144,496
   Other...............................................        4,981,234              4,212,948                3,343,953
                                                               ---------              ---------                ---------

Total non-interest expenses............................       16,375,953             14,007,997               12,057,288
                                                              ----------             ----------               ----------

Income before federal income taxes.....................        5,267,617              7,659,625                5,102,138

Federal income taxes ..................................        1,490,000              1,644,000                1,132,000
                                                               ---------              ---------                ---------

Net income.............................................       $3,777,617             $6,015,625               $3,970,138
                                                              ----------             ----------               ----------
Income per common share:
   Basic...............................................            $1.86                  $2.96                    $1.95
                                                                   =====                  =====                    =====
   Diluted.............................................            $1.86                  $2.96                    $1.95
                                                                   =====                  =====                    =====

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                              Year Ended December 31,
                                                             -----------------------------------------------------------
                                                                   2002                2001                  2000
                                                             -----------------    ----------------     -----------------
Other comprehensive income

Unrealized gains on available-
    for-sale securities arising during the year............        $1,519,753            $955,477            $1,889,683

Reclassification adjustment for realized
    gains included in net income...........................            80,107             300,090               213,287
                                                                      -------             -------               -------
Other comprehensive income
    before income taxes....................................         1,439,646             655,387             1,676,396

Income taxes related to
    other comprehensive income.............................           488,000             223,000               570,000
                                                                      -------             -------               -------
Other comprehensive income.................................           951,646             432,387             1,106,396

Net income.................................................         3,777,617           6,015,625             3,970,138
                                                                    ---------           ---------             ---------

Comprehensive income.......................................        $4,729,263          $6,448,012            $5,076,534
                                                                   ==========          ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                             Year Ended December 31,
                                                            ----------------------------------------------------------
                                                                  2002                 2001                2000
                                                            -----------------    -----------------    ----------------

Shares of common stock issued and outstanding
   Balance, beginning of year.............................       2,040,532             2,041,775           2,041,775
   Common stock forfeitures...............................               -               (2,000)                   -
   Common stock issued....................................             248                   757                   -

Balance, end of year......................................       2,040,780             2,040,532           2,041,775
                                                                 =========             =========           =========

Common stock
   Balance, beginning of year.............................      $2,040,532            $2,041,775          $2,041,775
   Common stock forfeitures...............................               -               (2,000)                   -
   Common stock issued....................................             248                   757                   -

Balance, end of year......................................       2,040,780             2,040,532           2,041,775
                                                                 ---------             ---------           ---------

Additional paid-in-capital
   Balance, beginning of year.............................       6,302,538             6,265,446           6,259,681
   Common stock issued....................................           9,759                37,092                   -
   Allocation of ESOP shares..............................         (5,104)                     -               5,765

Balance, end of year......................................       6,307,193             6,302,538           6,265,446
                                                                 ---------             ---------           ---------

Retained earnings
   Balance, beginning of year.............................      40,396,147            36,280,076          34,078,585
   Net income.............................................       3,777,617             6,015,625           3,970,138
   Cash dividends.........................................     (1,457,368)           (1,899,554)         (1,768,647)

Balance, end of year......................................      42,716,396            40,396,147          36,280,076
                                                                ----------            ----------          ----------

Accumulated other comprehensive (loss) income
   Balance, beginning of year.............................         916,256               483,869           (622,527)
   Other comprehensive income.............................         951,646               432,387           1,106,396

Balance, end of year......................................       1,867,902               916,256             483,869
                                                                 ---------               -------             -------

Unallocated common stock held by ESOP
   Balance, beginning of year.............................       (372,650)             (442,350)           (500,000)
   Allocation of ESOP shares..............................          46,400                69,700              57,650
                                                                 ---------             ---------           ---------

Balance, end of year......................................       (326,250)             (372,650)           (442,350)
                                                                 ---------             ---------           ---------

Total stockholders' equity................................     $52,606,021           $49,282,823         $44,628,816
                                                               -----------           -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                    2002                  2001                 2000
                                                              ------------------    ------------------   ------------------
Cash flows from operating activities
  Net income.................................................      $3,777,617            $6,015,625           $3,970,138
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization...........................       1,042,828             1,048,634            1,108,809
     Provision for loan losses...............................       4,070,000             3,025,000            3,120,000
     Proceeds from sales of loans held for sale..............     162,247,197           107,606,050           20,568,196
     Originations of loans held for sale.....................    (149,213,303)         (116,412,013)         (20,317,904)
     Net gain on sales of available-for-sale securities......         (80,107)             (300,090)            (213,287)
     Net gain on sales of loans held for sale................      (3,473,612)           (1,924,467)            (344,111)
     Net amortization of investment premiums.................         422,500               177,358              112,885
     (Gain) loss on sales of property and equipment..........         (94,658)                8,475              (65,500)
     Deferred federal income taxes benefit...................        (493,000)             (905,000)            (743,000)
     Changes in operating assets and liabilities
       which (used) provided cash
     Accrued interest receivable.............................         576,263               (39,060)            (728,736)
     Other assets............................................        (592,036)           (1,977,795)             179,631
     Other liabilities.......................................         251,728               883,832            1,688,352
Net cash (used in) provided by operating activities..........      18,441,417            (2,793,451)           8,335,473
                                                                   ----------            -----------           ---------
Cash flows from investing activities
  Available-for-sale securities
     Proceeds from maturities................................      25,894,944            29,648,233            8,331,637
     Proceeds from sales.....................................       3,548,349             4,130,670              968,939
     Purchases...............................................     (30,391,192)          (37,634,697)         (20,320,276)
  Purchases of restricted investments........................               -              (190,000)            (710,000)
  Net increase in loans held for investment..................        (876,450)          (32,967,976)         (61,260,242)
  Purchases of premises and equipment........................      (3,777,400)           (2,090,988)          (2,874,735)
  Proceeds from the sale of premises and equipment...........         405,573               741,393              156,115
Net cash used in investing activities........................      (5,196,176)          (38,363,365)         (75,708,562)
                                                                   ----------            -----------           ---------
Cash flows from financing activities
  Net increase in deposits...................................      38,458,343            20,800,733           83,987,195
  Net (decrease) increase in TT&L note.......................          86,602            (2,576,782)            (509,820)
  Proceeds from FHLB borrowings..............................       4,000,000            15,400,000           22,800,000
  Repayments of FHLB borrowings..............................      (6,000,000)          (14,200,000)         (16,000,000)
  Net other borrowed funds (repayments)......................        (123,283)              (42,492)             (39,824)
  Net increase (decrease) in securities sold under
   agreements to repurchase and fed funds purchased..........      (3,266,804)           18,928,728          (14,390,367)
  Dividends paid.............................................      (1,457,368)           (1,899,554)          (1,768,647)
  Proceeds from issuance of common stock.....................          10,007                37,849                    -
Net cash provided by financing activities....................      31,707,497            36,448,482           74,078,537
                                                                   ----------            -----------           ---------
Net increase in cash and cash equivalents....................      44,952,738            (4,708,334)           6,705,448
Cash and cash equivalents, beginning of year.................      12,051,503            16,759,837           10,054,389
Cash and cash equivalents, end of year.......................     $57,004,241           $12,051,503          $16,759,837
                                                                  ===========           ===========          ===========
Supplementary cash flows information
  Interest paid..............................................     $13,081,485           $17,195,069          $15,762,060
  Income taxes paid..........................................       1,962,400             2,740,000            1,869,167

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business — O.A.K. Financial Corporation (the “Corporation”) through its wholly owned subsidiary, Byron Center State Bank (the “Bank”) provides a variety of financial services to individuals and businesses in the western Michigan area through its eleven branches located in Byron Center, Jamestown, Cutlerville, Hudsonville, Grandville, Moline, Dorr, Hamilton, Allendale, Zeeland and Kentwood. Active competition, principally from other commercial banks and credit unions, exists in all of the Bank’s principal markets. The Bank’s results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

        The Bank is a state chartered bank and a member of the Federal Reserve Bank (“FRB”). Deposits are insured by the Federal Deposit Insurance Corporation’s (“FDIC”) Bank Insurance Fund. The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial Institutions and Insurance Services (“OFIS”) and undergoes periodic examinations by these regulatory authorities (see Note 12).

        The Bank’s primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are commercial loans, real estate mortgages, and consumer loans. Note 3 further describes the types of lending the Bank engages in and Note 6 provides additional information on deposits. Note 2 discusses the types of securities the Corporation invests in.

        The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which sells property and casualty, life, disability and long-term care insurance products.

        Use of Estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and mortgage servicing rights.

        Accounting Policies — The accounting policies used in the preparation of the accompanying consolidated financial statements conform to predominant banking industry practices. The principles, which materially affect the determination of the Corporation’s consolidated financial position or results of operations, are summarized as follows:

Comprehensive Income

        Accounting Principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Significant Group Concentrations of Credit Risk

        Most of the Corporation’s activities are with customers located in Michigan. Note 2 discusses the types of securities the Corporation invests in. Note 3 discusses the types of lending that the Corporation engages in. The corporation does not have any significant concentrations to any one industry or customer.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The Corporation maintains deposit accounts in various financial institutions, which may exceed FDIC insured limits or are not insured, all of which mature within 90 days. Management believes the Corporation is not exposed to any significant interest rate or other financial risk as a result of these deposits.

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

        The Bank currently retains servicing on all loans originated and sold into the secondary market. Originated mortgage servicing rights (“OMSR”) retained are recognized for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. The mortgage servicing rights are reported in other assets and are amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment rate of the underlying mortgage. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

Net Income Per Share

        Net income per share of common stock is calculated on the basis of the weighted average number of common shares outstanding including shares allocated under the employee stock ownership plan, which was approximately 2,034,000 in 2002, 2,035,000 in 2001 and 2,034,000 in 2000 and the assumed exercise of the outstanding stock options were not considered in the calculation of diluted earnings per share because their effect was not dilutive.

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

Restricted Investments

        The Bank is a member of the Federal Home Loan Bank System and is required to invest in capital stock of the Federal Home Loan Bank of Indianapolis (“FHLB”). The amount of the required investment is determined and adjusted annually by the FHLB. The investment is carried at cost plus the value assigned to stock dividends.

        The Bank is also a member of the Federal Reserve Bank System. The amount of the required investment is determined by the FRB at the time the Bank becomes a member. The amount of the investment may be adjusted thereafter and is carried at cost.

Stock Compensation Plans

        The Corporation has chosen to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value based method of accounting for employee stock compensation plans, measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting has been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1999.

Reclassifications

        Certain amounts on the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

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

2.   AVAILABLE-FOR-SALE SECURITIES

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

                                                                       Gross              Gross
                                                 Amortized          Unrealized          Unrealized             Fair
2002                                               Cost                Gains              Losses               Value
----                                         -----------------    ----------------    ---------------     ---------------

Mortgage-backed securities............            $54,914,134           $1,287,987            $27,222        $56,174,899
States and political subdivisions........          20,190,682            1,449,409                  -         21,640,091
Other                                               3,192,579              378,719            260,984          3,310,314
                                             -----------------    ----------------    ---------------     ---------------

Total.................................            $78,297,395           $3,116,115           $288,206        $81,125,304
                                             =================    ================    ===============     ===============

2001
----

Mortgage-backed securities............            $52,577,876             $731,739            $60,197        $53,249,418
States and political subdivisions........          24,234,969              660,464             38,647         24,856,786
Other....................................             879,198              106,640             11,736            974,102
                                             -----------------    ----------------    ---------------    ----------------

Total.................................            $77,692,043           $1,498,843           $110,580        $79,080,306
                                             =================    ================    ===============    ================

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2002 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Amortized              Fair
                                                                       Cost                Value
                                                                 -----------------    ---------------

     Due in one year or less...........................                 $2,345,458        $2,477,220
     Due after one year through five years.............                 11,075,804        11,638,134
     Due after five years through ten years...............               8,764,988         9,526,885
     Due after ten years..................................               1,197,011         1,308,166
                                                                 -----------------    ---------------

     Subtotal..........................................                 23,383,261        24,950,405
     Mortgage-backed securities........................                 54,914,134        56,174,899
                                                                 -----------------    ---------------

     Total.............................................               $78,297,395         $81,125,304
                                                                 =================    ===============

Investment income from taxable and nontaxable securities for the years ended December 31, is as follows:

                                                                  2002               2001                2000
                                                             ---------------    ----------------    ----------------

     Taxable...................................                  $2,247,883          $3,095,141         $2,815,554
     Nontaxable................................                   1,078,133           1,240,172          1,188,203
                                                             ---------------    ----------------    ----------------

     Total.....................................                  $3,326,016          $4,335,313         $4,003,757
                                                             ===============    ================    ================

The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

                                                                  2002               2001                2000
                                                             ---------------    ----------------    ----------------

     Gross realized gains......................                     $82,577            $301,458           $217,785
     Gross realized losses.....................                     (2,470)             (1,368)            (4,498)
                                                             ---------------    ----------------    ----------------

     Net realized gain on sales of
     available-for-sale securities.................                 $80,107            $300,090           $213,287
                                                             ===============    ================    ================

        The tax provision, applicable to these net realized gains, amounted to approximately $27,000, $102,000 and $73,000 during 2002, 2001 and 2000, respectively.

        Investment securities with carrying values of approximately $74,672,000 and $78,106,000 at December 31, 2002 and 2001, respectively, were pledged to secure borrowing arrangements disclosed in notes 7 and 8 or for other purposes as required or permitted by law.

3.   LOANS

Major loan classifications at December 31, are as follows:

                                                                 2002                2001
                                                            ----------------    -----------------

     Commercial real estate........................             $209,174,232         $196,863,957
     Residential real estate.......................               65,322,288           49,960,794
     Commercial....................................               49,912,539           60,667,282
     Consumer......................................               53,157,851           71,853,153
                                                            ----------------    -----------------

     Total loans receivable........................              377,566,910          379,345,186

     Less allowance for loan losses................                8,398,053            6,982,779
                                                            ----------------    -----------------

     Loans receivable, net.........................             $369,168,857         $372,362,407
                                                            ================    =================

At December 31, 2002, scheduled maturities of loans with fixed rates of interest are as follows:

     One year or less............................               $27,149,872
     One to five years...........................               164,793,391
     Over five years.............................                58,681,253
                                                            ----------------

     Total.......................................              $250,624,516
                                                            ================

        The Bank services loans for others, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and processing foreclosures. Loans being serviced for others as of December 31, 2002 and 2001, approximated $263,000,000 and $199,000,000, respectively; such loans are not included in the accompanying consolidated balance sheets.

        The following table summarizes mortgage servicing rights capitalized and amortized and the fair value of mortgage servicing rights included in other assets in the accompanying consolidated balance sheets as of December 31:

                                                                    2002               2001               2000
                                                                --------------     --------------    ---------------

    Balance, beginning of year...........................          $1,941,525         $1,223,808        $1,215,373
      Mortgage servicing rights capitalized..............           1,757,509          1,162,497           223,465
      Amortization & reductions from prepayment.............         (939,633)          (444,780)         (215,030)
      Impairment............................................         (232,578)                 -                 -
                                                                --------------     --------------    ---------------
    Balance, end of year.................................          $2,526,823         $1,941,525        $1,223,808
                                                                ==============     ==============    ===============

        The fair value of servicing rights was determined using discount a rate of 7.25 percent and prepayment speed ranging from 10.5 percent to 20.1 percent, depending upon the characteristics of each stratification.

The following is a summary of information pertaining to impaired loans as of December 31:

                                                                 2002                2001
                                                             ---------------    ----------------

    Impaired loans without a valuation allowance.........       $14,545,963            $324,952
    Impaired loans with a valuation allowance............        11,639,259           8,484,210
                                                             ---------------    ----------------

    Total impaired loans..............................          $26,185,222          $8,809,162
                                                             ===============    ================

    Valuation allowance related to impaired loans.....           $3,148,554          $1,622,659
                                                             ===============    ================

The following is a summary of information pertaining to impaired loans for the years ended December 31:

                                                                  2002               2001                2000
                                                             ---------------    ----------------    ----------------

    Average investment in impaired loans.................       $27,576,879          $8,731,084          $2,618,756

    Interest income recognized on impaired loans.........        $2,208,103            $580,298            $172,775

    Interest income recognized on a cash basis on impaired
    loans................................................            $3,510                   -                   -

No additional funds are committed to be advanced in connection with impaired loans.

4.   ALLOWANCE FOR LOAN LOSSES

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                                  2002               2001                2000
                                                             ---------------    ----------------    ----------------

     Balance, beginning of year................                  $6,982,779          $4,874,020          $3,550,553

     Provision for loan losses....................                4,070,000           3,025,000           3,120,000
     Recoveries................................                     271,768             262,859             245,826
     Loans charged off............................              (2,926,494)         (1,179,100)         (2,042,359)
                                                             ---------------    ----------------    ----------------

     Balance, end of year.........................               $8,398,053          $6,982,779          $4,874,020
                                                             ===============    ================    ================

5.   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                                   2002                 2001
                                                              ----------------     ----------------

     Land...............................................           $3,158,434           $2,555,231
     Building and improvements..........................           12,262,818           10,599,636
     Furniture and equipment............................            6,701,835            5,955,322
                                                              ----------------     ----------------

     Total premises and equipment.......................           22,123,087           19,110,189

     Less accumulated depreciation......................            7,113,063            6,523,822
                                                              ----------------     ----------------

     Premises and equipment, net........................          $15,010,024          $12,586,367
                                                              ================     ================

6.   DEPOSITS

The following is a summary of the distribution of time deposits at December 31:

                                                                   2002                 2001
                                                              ----------------     ----------------

     Time deposits, $100,000 and over...................          $44,271,270          $48,005,633
     Other time deposits................................          106,514,967           99,179,615
     Brokered time deposits, $100,000 and over..........           53,259,000           56,010,000
                                                              ----------------     ----------------

     Total time deposits................................         $204,045,237         $203,195,248
                                                              ================     ================

At December 31, 2002, scheduled maturities of time deposits are as follows:

         2003...................................                 $107,154,829
         2004......................................                43,511,301
         2005...................................                   25,415,446
         2006...................................                   10,828,536
         2007...................................                   13,086,125
         2008...................................                    1,000,000
         2009...................................                    2,046,000
         2010...................................                    1,003,000
                                                              ----------------

     Total time deposits........................                 $204,045,237
                                                              ================

        Interest expense on time deposits issued in denominations of $100,000 or more was approximately $4,599,000 in 2002, $5,566,000 in 2001 and $3,874,000 in 2000.

7.   BORROWED FUNDS

Borrowed funds at December 31, consist of the following obligations:

                                                           2002                  2001
                                                     ------------------    ------------------

     Federal Home Loan Bank advances.............          $34,000,000           $36,000,000
     Treasury tax and loan note..................            1,000,000               913,398
     Other borrowings.........................                       -               123,283
                                                     ------------------    ------------------

     Total borrowed funds.....................             $35,000,000           $37,036,681
                                                     ==================    ==================

        At December 31, 2002, the Federal Home Loan Bank borrowings were collateralized by specific 1 to 4 family residential mortgage loans and U.S. government agency securities with a combined carrying value of approximately $39,430,536. At December 31, 2001, the Federal Home Loan Bank borrowings were collateralized by blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government agency securities with a combined carrying value of approximately $47,071,000. The maximum outstanding at any month end was $40,000,000 and $40,000,000, for 2002 and 2001, respectively; the average daily balance was $36,641,000 and $37,110,000, for 2002 and 2001, respectively; the average interest rate was 5.38% and 6.48%, for 2002 and 2001, respectively.

        The Treasury Tax and Loan Note is collateralized by U.S. government agency securities with a carrying value of approximately $1,483,000 and $5,353,000 at December 31, 2002 and 2001, respectively. The Treasury Tax and Loan Note is a daily borrowing with the Federal Reserve Bank, due on demand at 25 basis points below the national federal fund interest rate (1.25% at December 31, 2002). The Treasury Tax and Loan Note had a carrying value and fair value as of December 31, 2002 and 2001 of $1,000,000 and $913,398, respectively; the maximum outstanding at any month end was $5,509,000 and $4,022,000, respectively; the average daily balance was $1,509,000 and $1,799,000, respectively; the average interest rate was 1.46% and 3.45%, respectively.

The Federal Home Loan Bank advances at December 31, 2002 and their contractual maturities are as follows:

                                                          Balance                Rates
                                                          -------                -----
               Fixed rate advances:
                   Due in 2003................              $1,000,000           4.72%
                   Due in 2004..................            10,200,000       3.69% - 5.07%
                   Due in 2005................               3,000,000       3.93% - 5.74%
                   Due in 2006................               2,000,000           5.03%
                   Due in 2007................               1,000,000           5.97%
                   Due in 2010................              16,800,000           5.99%
                                                     ------------------

                                                           $34,000,000
                                                     ==================

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

        Securities sold under agreements to repurchase at December 31, 2002 and 2001 mature within one day from the transaction date and have an average interest rate of 1.63% and 2.94%, respectively. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $56,668,000 and $51,484,000 at December 31, 2002 and 2001, respectively. Such securities remain under the control of the Bank.

        The maximum amount of repurchase borrowings outstanding at any month end during the years ended December 31, 2002 and 2001 was $50,943,000 and $44,580,000, respectively; the daily average balance was $43,147,595 and $38,574,000, respectively.

        Federal Funds Purchased had a carrying value and fair value as of December 31, 2002 and 2001 of $0 and $10,150,000, respectively; the maximum outstanding at any month end was $15,000,000 and $12,200,000, respectively; the average daily balance was $2,438,000 and $2,543,000, respectively; the average interest rate was 1.97% and 4.17%, respectively.

9.   FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended December 31 consists of:

                                                   2002                  2001                 2000
                                             ------------------    -----------------    -----------------

Current...............................              $1,983,000           $2,549,000           $1,875,000
Deferred benefit......................               (493,000)            (905,000)            (743,000)
                                             ------------------    -----------------    -----------------

Federal income tax expense............              $1,490,000           $1,644,000           $1,132,000
                                             ==================    =================    =================

        A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:

                                                   2002                  2001                2000
                                             ------------------    -----------------    -----------------
Statutory rate applied to income
   before income taxes................              $1,791,000           $2,604,000           $1,734,727
Effect of tax-exempt interest income                 (337,000)            (407,000)            (354,990)
Change in valuation allowance.........                       -            (439,000)            (260,000)
Other - net...........................                  36,000            (114,000)               12,263
                                             ------------------    -----------------    -----------------

Federal income tax expense..............            $1,490,000           $1,644,000           $1,132,000
                                             ==================    =================    =================

        The net deferred income tax asset as of December 31, is comprised of the tax effect of the following temporary differences:

                                                                        2002                 2001
                                                                   -----------------    -----------------
Deferred tax assets
  Allowance for loan losses....................................           $2,614,000           $2,106,000
  Deferred compensation plan...................................              507,000              465,000
  Deferred loan fees........................................                  85,000              108,000
  Non-accrual interest......................................                 255,000                    -
  Other.....................................................                 109,000                    -
                                                                   -----------------    -----------------

Total deferred tax assets......................................            3,570,000            2,679,000
                                                                   -----------------    -----------------

Deferred tax liabilities
  Depreciation.................................................            (384,000)            (165,000)
  Discount accretion...........................................             (35,000)             (20,000)
  Other........................................................                    -             (31,000)
  Loan servicing rights........................................            (855,000)            (660,000)
                                                                   -----------------    -----------------

Total deferred tax liabilities..............................             (1,274,000)            (876,000)
                                                                   -----------------    -----------------

Net deferred tax assets entering into the determination
  of the provision for federal income taxes....................            2,296,000            1,803,000

Additional deferred tax (liability) asset related to
  other comprehensive income...................................            (960,000)            (472,000)
                                                                   -----------------    -----------------

Net deferred tax asset included in other assets
  on the accompanying consolidated balance sheets..............           $1,336,000           $1,331,000
                                                                   =================    =================

10.   RELATED PARTY TRANSACTIONS

Loans

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $11,937,000 and $8,122,000 at December 31, 2002 and 2001, respectively; new loans and repayments during 2002 were approximately $8,225,000 and $4,410,000, respectively.

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

        The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

        At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                              Contract Amount
                                                                   ---------------------------------------
                                                                         2002                  2001
                                                                   ------------------    -----------------

      Commitments to grant loans............................             $31,443,000          $33,871,000
      Unfunded commitments under lines of credit...............           73,823,000           87,712,000
      Commercial and standby letters of credit.................            5,819,000            4,471,000

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

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

12.   REGULATORY MATTERS

        The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FRB, that if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, capital and certain off-balance-sheet items as defined in the regulations and calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2002 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

(Dollars in thousands)                                                                           Minimum to be well
                                                                                                  Capitalized Under
                                                                    Minimum Capital               Prompt Corrective
                                          Actual                      Requirement                 Action Provisions
                                 --------------------------    ---------------------------    --------------------------
                                   Amount          Ratio         Amount           Ratio         Amount          Ratio
                                 ------------    ----------    ------------     ----------    ------------    ----------
As of December 31, 2002
Total capital to risk
weighted assets
   Consolidated..............        $55,282        13.71%         $32,250          8.00%             N/A           N/A
   Bank......................         54,575        13.56%          32,204          8.00%         $40,255        10.00%
Tier 1 capital to risk
weighted assets
   Consolidated..............         50,138        12.44%          16,125          4.00%             N/A           N/A
   Bank......................         49,502        12.30%          16,102          4.00%          24,153         6.00%
Tier 1 capital to
average assets
   Consolidated..............         50,138         9.40%          21,341          4.00%             N/A           N/A
   Bank......................         49,502         9.28%          21,341          4.00%          26,676         5.00%

(Dollars in thousands)                                                                           Minimum to be well
                                                                                                  Capitalized Under
                                                                    Minimum Capital               Prompt Corrective
                                          Actual                      Requirement                 Action Provisions
                                 --------------------------    ---------------------------    --------------------------
                                   Amount          Ratio         Amount           Ratio         Amount          Ratio
                                 ------------    ----------    ------------     ----------    ------------    ----------
As of December 31, 2001
Total capital to risk
weighted assets
   Consolidated..............        $52,860        13.17%         $32,120          8.00%             N/A           N/A
   Bank......................         52,173        13.01%          32,082          8.00%         $40,102        10.00%
Tier 1 capital to risk
weighted assets
   Consolidated..............         47,761        11.90%          16,060          4.00%             N/A           N/A
   Bank......................         47,137        11.76%          16,041          4.00%          24,061         6.00%
Tier 1 capital to
average assets
   Consolidated..............         47,761         9.64%          19,814          4.00%             N/A           N/A
   Bank......................         47,137         9.52%          19,814          4.00%          24,767         5.00%

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2002 and 2001, those required reserve balances were $3,346,000 and $4,851,000, respectively.

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

        On October 4, 2002, O.A.K. Financial Corporation (Corporation) and Byron Center State Bank (Bank) entered into a Written Agreement with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. The Written Agreement addresses issues including management and asset quality. While the Written Agreement is in effect, the Corporation and the Bank will need prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation. The Corporation also agrees that, without prior regulatory approval, it will not incur debt or redeem any stock. At December 31, 2002, Bank management reports compliance with all the provisions of the written agreement. The Bank anticipates completing a strategic plan, the last requirement of the written agreement, by March 2003.

13.   EMPLOYEE BENEFIT PLANS

        The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 4% of employees’ eligible wages.

        The Corporation maintains a Profit Sharing Plan covering substantially all employees. The Corporation’s contribution to the profit sharing plan is based on defined performance targets established annually by the board of directors.

        The Corporation maintains an internally leveraged Employee Stock Ownership Plan (ESOP) covering substantially all employees. The Corporation makes annual contributions equal to at least the ESOP’s debt service less dividends received by the ESOP. The original loan will be repaid over a period of 10 years. The dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The shares pledged as collateral are reported as unallocated common stock held by the ESOP in the equity section of the balance sheet. As shares are released they become outstanding for earnings per share computations.

The ESOP shares as of December 31, were as follows:

                                                                  2002                 2001                 2000
                                                            ----------------    -----------------    -----------------

       Allocated Shares...............................            3,475                2,547                1,153
       Shares released for allocation.................              936                  928                1,394
       Unreleased Shares..............................            5,589                6,525                7,453
                                                            ----------------    -----------------    -----------------
       Total ESOP Shares..............................           10,000               10,000               10,000
                                                            ================    =================    =================

        The total Corporation contributions to the 401(k) match, profit sharing plan and ESOP were $316,045, $345,062 and $319,367 for 2002, 2001 and 2000, respectively.

        Stock Compensation and Stock Option Plans – The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 165,000 options under the Employees’ Plan and up to 35,000 options under the Directors’ Plan.

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2002, 14,747 options were awarded with an exercise price of $44.50 per share. During 2001, 13,400 options were awarded with an exercise price of $50.00 per share.

The following tables summarize information about stock option transactions:

                                                 2002                        2001                         2000
                                       ------------------------    ------------------------     ------------------------
                                                       Average                     Average                      Average
                                                       Option                       Option                      Option
                                         Shares         Price        Shares         Price         Shares         Price
                                       ----------    ----------    ----------     ---------     ----------    ----------

Outstanding, beginning of year.....        34,395      $51.65          22,484      $52.53          11,750        $50.00

Granted............................        14,747       44.50          13,400       50.00          12,127         55.00

Exercised..........................             -           -           (757)       50.00               -             -

Forfeited/expired..................       (5,012)       48.52           (732)       50.00         (1,393)       (52.72)
                                       ----------    ----------    ----------     ---------     ----------    ----------

Outstanding, end of year...........        44,130       49.62          34,395       51.65          22,484         52.53
                                       ==========    ==========    ==========     =========     ==========    ==========

Exercisable, end of year...........        31,730       51.62          21,727      $52.62          11,114        $50.00
                                       ==========    ==========    ==========     =========     ==========    ==========

                                                    Options Outstanding
                                          -----------------------------------------        Number of
                                                Number              Wgt. Avg.               Options
                       Exercise               Outstanding           Remaining             Exercisable
                         Price              Dec. 31, 2002       Contractual Life         Dec. 31, 2002
                  --------------------    ------------------    -------------------    ------------------
                         $44.50                      12,400         9.1 years                          -
                         $50.00                      21,458         7.2 years                     21,458
                         $55.00                      10,272         7.0 years                     10,272
                                          ------------------    -------------------    ------------------
                          Total                      44,130         7.7 years                     31,730
                                          ==================    ===================    ==================

        All options expire 10 years after the date of the grant; 131,113 shares are reserved for future issuance under the Stock Compensation Plan and 24,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

        Statement of Financial Accounting Standards (SFAS) No. 123, as amended by (SFAS) No. 148, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

        Had compensation costs for the Corporation’s stock option plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

(dollars in thousands)
                                                                          2002             2001             2000
                                                                      -------------    -------------     ------------
Net Income                                          As Reported              3,778            6,015            3,970
                                                    Pro Forma                3,737            5,939            3,858

Earnings Per Share                                  As Reported               1.86             2.96             1.95
                                                    Pro Forma                 1.84             2.92             1.89

Earnings Per Share - assuming dilution              As Reported               1.86             2.96             1.95
                                                    Pro Forma                 1.84             2.92             1.89

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                          2002             2001             2000
                                                                      -------------    -------------     ------------
Dividend yield...................................................            1.71%            1.97%            1.66%
Expected life....................................................          9 years          9 years          9 years
Expected volatility..............................................            4.96%            4.80%            3.49%
Risk-free interest rate..........................................            3.83%            5.07%            5.12%
Weighted-average fair value per share of options granted during the
    year.........................................................            $9.63           $16.77           $13.44

        Deferred Compensation — The Bank sponsors a deferred compensation plan for all directors who wish to participate. The cost of the plan was $175,000, $197,000 and $179,000 in 2002, 2001 and 2000, respectively. The accrued benefit obligation for this plan was $1,489,936 and $1,368,208 as of December 31, 2002 and 2001, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

14.   CONTINGENCIES

        The Bank is party to litigation arising in the normal course of business. In the opinion of management, based on consultation with legal counsel, liabilities from such litigation, if any, would not have a material effect on the Corporation’s consolidated financial statements. As a result of acquiring real estate from foreclosure proceedings, the Bank is subject to potential claims and possible legal proceedings involving environmental matters. No such claims have been asserted at December 31, 2002.

15.   FAIR VALUES OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair values of certain financial instruments and all nonfinancial instruments are excluded from disclosure. These include, among other elements, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items. Accordingly, the aggregate fair values are not necessarily indicative of the underlying value of the Corporation.

        The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments.

        Cash and Cash Equivalents — The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

        Investment Securities — Fair values for investment securities are generally based on quoted market prices.

        Restricted Investments – The carrying value of Federal Home Loan Bank stock and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

        Loans Receivable — For variable rate loans that reprice frequently and with no significant change in credit risk, fair values approximate carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

        Loans Held for Sale — The fair value of loans held for sale is estimated based on the present value of estimated future cash flows of the loan and related servicing rights using a discount rate commensurate with the risks associated with the respective financial instruments.

        Accrued Interest Receivable — The carrying amounts reported in the consolidated balance sheets for accrued interest receivable approximate those assets’ fair values.

        Deposit Liabilities — The fair values, for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts), which have no stated maturity are, by definition, equal to the amount payable on demand. Approximately 49% and 43% of the Bank’s deposits at December 31, 2002 and 2001, respectively have fair values equal to carrying values. The carrying amounts for variable rate certificates of deposit and other variable rate time deposits approximate their fair values at the reporting date. Fair values for fixed rate time deposits and other time deposits with stated maturities are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected monthly maturities.

        Securities Sold Under Agreements to Repurchase Fair value approximates the carrying value since the majority of these instruments were entered into at our near December 31, 2002 and 2001.

        Borrowed Funds – The carrying amounts of treasury tax and loan note options approximate their fair values. The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

        Other Liabilities — The carrying amounts reported in the consolidated balance sheets for other liabilities approximate those liabilities’ fair values.

        Off-Balance-Sheet Instruments — Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. As the Bank does not charge fees for lending commitments, it is not practicable to estimate the fair value of these instruments.

The estimated fair values of the Bank’s financial instruments at December 31, are as follows:

                                                                  Carrying               Fair
     2002                                                          Amount                Value
     ----                                                     ----------------     ----------------

     Financial assets
       Cash and cash equivalents.......................           $57,004,241          $57,004,241
       Available-for-sale securities......................         81,125,304           81,125,304
       Loans receivable, net...........................           369,168,857          377,806,023
       Loans held for sale.............................             1,896,005            1,896,005
       Accrued interest receivable.....................             2,908,370            2,908,370
       Restricted investments..........................             2,900,000            2,900,000

     Financial liabilities
       Deposits...........................................        397,412,319         403,781,471
       Borrowed funds.....................................         35,000,000          38,759,013
       Securities sold under agreements to
          repurchase and federal funds purchased.......            47,895,908          47,895,908
       Other liabilities...............................             4,558,140           4,558,140

     2001
     ----

     Financial assets
       Cash and cash equivalents.......................           $12,051,503         $12,051,503
       Available-for-sale securities......................         79,080,306          79,080,306
       Loans receivable, net...........................           372,362,407         382,060,017
       Loans held for sale.............................            11,456,287          11,456,287
       Accrued interest receivable.....................             3,484,633           3,484,633
       Restricted investments..........................             2,900,000           2,900,000

     Financial liabilities
       Deposits...........................................         358,953,976         361,121,027
       Borrowed funds.....................................          37,036,681          38,963,337
       Securities sold under agreements to
          repurchase and federal funds purchased.......             51,162,712          51,162,712
       Other liabilities...............................              4,345,794           4,345,794

16.     O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

        The following summarizes parent company only condensed balance sheets as of December 31, 2002 and 2001 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2002, 2001 and 2000:

                                           Condensed Balance Sheets

                                                                   2002                 2001
                                                              ----------------     ----------------
     Assets
         Cash..........................................              $108,742             $146,458
         Investment in subsidiary......................            51,979,837           48,658,458
         Available-for-sale securities....................            907,209              914,399
                                                              ----------------     ----------------

     Total assets......................................           $52,995,788          $49,719,315
                                                              ================     ================

     Other borrowed funds..............................              $326,250             $372,650

     Other liabilities.................................                63,517               63,842

     Stockholders' equity..............................            52,606,021           49,282,823
                                                              ----------------     ----------------

     Total liabilities and stockholders' equity...........        $52,995,788          $49,719,315
                                                              ================     ================

                                            Condensed Statements of Income

                                                                2002                 2001                 2000
                                                          -----------------    -----------------    -----------------
     Income
         Dividends from subsidiary.................             $1,480,000           $1,972,000             $325,000
         Interest from available-for-sale securities..              30,379               20,669               24,076
         Net realized gain on sale of
           available-for-sale securities..............              40,874              204,485              215,785
                                                          -----------------    -----------------    -----------------

     Total income                                                1,551,253            2,197,154              564,861

     Other expenses................................                151,632              137,927              167,599
                                                          -----------------    -----------------    -----------------
     Income before income taxes and equity in
         undistributed net income of subsidiary.......           1,399,621            2,059,227              397,262
     Applicable income tax provision (benefit)........            (42,000)               45,000               26,000
                                                          -----------------    -----------------    -----------------
                                                                 1,357,621            2,104,227              423,262

     Equity in undistributed net income of
         subsidiary...................................           2,419,996            3,911,398            3,546,876
                                                          -----------------    -----------------    -----------------

     Net income....................................             $3,777,617           $6,015,625           $3,970,138
                                                          =================    =================    =================

                                           Condensed Statements of Cash Flows

                                                                2002                 2001                 2000
                                                          -----------------    -----------------    -----------------
  Cash flows from operating activities
  Net income...........................................         $3,777,617           $6,015,625           $3,970,138

  Adjustments to reconcile net income
  to net cash provided by operating activities
      Net gain on available-for-sale securities........           (40,874)            (204,485)            (215,785)
      Undistributed earnings of subsidiary.............        (2,419,996)          (3,911,398)          (3,572,876)
      Changes in other liabilities.....................             30,078             (32,078)             (73,305)
                                                          -----------------    -----------------    -----------------

  Net cash provided by operating activities                      1,346,825            1,867,664              134,172
                                                          -----------------    -----------------    -----------------

  Cash flows from investing activities
  Available-for-sale securities
      Proceeds from sales..............................            150,848              709,018              594,959
      Purchases........................................           (89,942)            (572,705)            (298,474)
                                                          -----------------    -----------------    -----------------

  Net cash provided by investing
      activities.......................................             60,906              136,313              296,485
                                                          -----------------    -----------------    -----------------

  Cash flows from financing activities
      Repayment of long-term debt......................           (46,400)             (94,381)             (32,969)
      Proceeds from allocation of ESOP.................             48,314               60,050               63,415
      Proceeds from common stock issued................             10,007                    -                    -
      Proceeds from stock options exercised............                  -               37,849                    -
      Dividends paid...................................        (1,457,368)          (1,899,554)          (1,768,647)
                                                          -----------------    -----------------    -----------------

  Net cash used in financing activities................        (1,445,447)          (1,896,036)          (1,738,201)
                                                          -----------------    -----------------    -----------------

  Net (decrease) increase in cash and cash
      equivalents..................................               (37,716)              107,941          (1,307,544)

  Cash and cash equivalents, beginning of year.....                146,458               38,517            1,346,061
                                                          -----------------    -----------------    -----------------

  Cash and cash equivalents, end of year...........               $108,742             $146,458              $38,517
                                                          =================    =================    =================

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors

        The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Information About Directors and Nominees” in the Company’s definitive proxy statement, as filed with the Commission relating to the 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

        The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11.   Executive Compensation.

        The information set forth under the caption “Executive Compensation Summary” in the Company’s definitive proxy statement, as filed with the Commission relating to the 2003 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” in the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “Voting Securities and Beneficial Ownership of Management” in the Company’s definitive proxy statement, as filed with the Commission relating to the 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2002:

                                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                                                                               equity compensation
                                        Number of securities to       Weighted-average           plans (excluding
                                        be issued upon exercise       exercise price of      securities reflected in
            Plan Category                of outstanding options      outstanding options        the first column)
            -------------                ----------------------      -------------------        -----------------

Equity compensation plans approved by
     security holders                            44,130                    $49.62                    155,870
Equity compensation plans not
     approved by security holders                     -                         -                          -
                                                -------                   -------                    -------
Total                                            44,130                    $49.62                    155,870

        These equity compensation plans are more fully described in Note 13 to the Consolidated Financial Statements.

Item 13.   Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Transactions” in the Company’s definitive proxy statement, as filed with the Commission relating to the 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.   Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)     Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Item 15.   Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements

Independent Auditors' Report
Consolidated Financial Statements
      Consolidated Balance Sheets as of
            December 31, 2002 and 2001
      Consolidated Statements of Income for the Years Ended
            December 31, 2002, 2001 and 2000
      Consolidated Statements of Comprehensive Income for the
            Years Ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Changes in Stockholders' Equity
            for the Years Ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Cash Flows for each of the Years Ended
            December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules Not applicable

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K

	1.	Report on Form 8-K dated November 22, 2002 filing dividend declaration news release.
2.	Report on Form 8-K dated October 4, 2002 reporting execution of, and filing copy of, Written Agreement among the Company, Byron Center State Bank, Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services.

	3.	Report on Form 8-K dated October 15, 2002 reporting the hiring of a new President and CEO of the Company and Byron Center State Bank.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 20, 2003.

O.A.K. FINANCIAL CORPORATION

/s/ Patrick K. Gill
Patrick K. Gill
President, Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Luyk
James A. Luyk
Executive Vice President
(Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Patrick K. Gill and James A. Luyk, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature	Date
/s/ Robert F. Dentzman Robert F. Dentzman	March 20, 2003
/s/ Robert Deppe Robert Deppe	March 20, 2003
/s/ Patrick K. Gill Patrick K. Gill	March 20, 2003
/s/ Norm Fifelski Norm Fifelski	March 20, 2003
/s/ Dellvan Hoezee Dellvan Hoezee	March 20, 2003
/s/ Grace O. Shearer Grace O. Shearer	March 20, 2003
/s/ David Van Solkema David Van Solkema	March 20, 2003
/s/ Gerald Williams Gerald Williams	March 20, 2003

CERTIFICATIONS

I, Patrick K. Gill, certify that:

1.	I have reviewed this annual report on Form 10-K of O.A.K. Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

I, James A. Luyk, certify that:

1.	I have reviewed this annual report on Form 10-K of O.A.K. Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

10.1	Employment Agreement between Byron Center State Bank and Patrick K. Gill.
10.2	Confidential Separation and Release Agreement between Byron Center State Bank and John A. Van Singel.
10.3	Form of Indemnity Agreement Executed between O.A.K. Financial Corporation and each of Grace O. Shearer and Robert F. Dentzman.
21	Subsidiaries of Registrant
24	Powers of Attorney. Contained on the signature page of this report.
99.1	Certificate of Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Chief Financial Officer of Oak Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.
3.2	Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares, incorporated by reference to Exhibit 3 of Registrant’s Report on Form 10-K for the year ended December 31, 1998.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.
4	Form of Registrant’s Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.
4.2	Written Agreement by and among O.A.K. Financial Corporation, Byron Center State Bank, Federal Reserve Bank of Chicago, and Michigan Office of Financial and Insurance Services dated October 4, 2002 is incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K dated October 4, 2002.

10.4	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.
10.5	Nonemployee Directors’ Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

Exhibit Number

10.6	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form 10, as amended.
10.7	Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Report on Form 10-K for the year ended December 31, 2000.
10.8	Income Protection Agreement between Registrant and James Luyk is incorporated by reference to Exhibit 10 of Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10.9	Written Agreement by and among O.A.K. Financial Corporation, Byron Center State Bank, Federal Reserve Bank of Chicago, and Michigan Office of Financial and Insurance Services dated October 4, 2002 is incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K dated October 4, 2002.

EXHIBIT 10.1

EMPLOYMENT AGREEMENT BETWEEN BYRON
CENTER STATE BANK AND PATRICK K. GILL

EMPLOYMENT AGREEMENT

        AGREEMENT made and entered into this 17th day of October, 2002, but as of the Effective Date hereinafter defined, by and between BYRON CENTER STATE BANK (“Bank”) and PATRICK K. GILL (“Employee”);

        WHEREAS, the parties desire to enter into this Agreement, which is intended to set forth in its entirety the terms and conditions of the employment relationship between Bank and Employee; and

        WHEREAS, the board of directors of Bank has approved this Agreement and authorized the chairman of the board to enter into this Agreement with Employee;

        NOW, THEREFORE, IT IS AGREED as follows:

        1.        Employment: Employee is employed to render such services to Bank as are customarily performed by the president and chief executive officer of a commercial bank and such services as the board of directors may from time to time reasonably direct.

        2.        Compensation: Bank agrees to pay Employee during the term of this Agreement an annual salary in the sum of Two Hundred Twenty-Five Thousand Dollars ($225,000.00), subject to such increases as the board of directors may approve upon review. The board of directors shall review Employee’s compensation on July 1, 2003. Thereafter, the board of directors shall review Employee’s performance and salary as provided in Section 6 of this Agreement. The salary provided herein shall be payable in accordance with the periodic payment procedures for all employees of Bank. Employee’s salary shall be subject to the usual withholding taxes required with respect to compensation paid by a corporation to an employee.

        3.        Sign-On Bonus: In addition to the salary provided for in Section 2, Employee shall receive a one-time, lump sum bonus in the amount of Sixty-Five Thousand Dollars ($65,000.00), to be paid in Employee’s first regular paycheck in January 2003, unless Employee requests earlier payment and obtains the approval of earlier payment by the Chairman of the Board.

        4.        Executive Incentive Bonus Plan: Employee shall be eligible to participate in the Executive Incentive Bonus Plan beginning with Eligible Plan year 2003 and continuing with Eligible Plan years for the duration of this Agreement.

        5.        Incentive Stock Option Grant: In addition to the salary provided for in Section 2, Employee shall receive a grant of a Stock Option covering Two Thousand (2,000) shares of O.A.K. Financial Corporation common stock, to be granted upon Employee’s effective date of hire. The option will be an incentive stock option and will be granted under the O.A.K Financial Corporation 1999 Stock Compensation Plan (“Option Plan”). The Employee will also be eligible to participate under the Option Plan when options are normally granted to executives under the Option Plan.

        6.        Performance Evaluations: Employee’s performance shall be evaluated by the board of directors on an annual basis each November/December, beginning in November/December 2003 and continuing through the term of this Agreement.

        7.        Relocation Benefits: Employee shall receive relocation benefits as provided in the Bank’s Relocation Policy.

        8.        Club Membership: Employee shall be provided club membership at Railside Country Club for the duration of this Agreement, plus reimbursement for the related fringe benefit tax liabilities.

        9.        Medical Coverage and Other Employee Benefits:

        (a)        Medical Insurance: Employee shall be eligible to enroll in Bank’s self-funded medical insurance plan with Blue Cross Blue Shield network, as described in the Plan statement, on the first day of the month following completion of ninety (90) days of employment. Bank shall pay Employee’s COBRA medical insurance continuation premium until Employee becomes eligible for enrollment into this Plan.

        (b)        Life Insurance: Bank shall maintain life insurance for Employee up to an amount equivalent to one (1) times his base salary but not to exceed the Plan’s cap, which is currently set at Fifty Thousand Dollars ($50,000.00).

        (c)        Short Term Disability: Employee shall commence his employment with a short term disability bank of twelve (12) days. Thereafter, Employee shall accrue short term disability days at a rate of six (6) days per calendar year and such days shall be annually rolled-over.

(d) 401(k) Plan: Employee shall be eligible to participate in the Employee 401(k) Plan on the first day of the month following completion of ninety (90) days of employment.

        (e)        Profit Sharing and Employee Stock Ownership Plan: Employee shall be eligible to participate in the Employee Profit Sharing and Employee Stock Ownership Plans after his completion of six (6) months of employment.

        (f)        Other Benefits: Employee shall be eligible to participate in employee Flexible Benefits, Dental Benefits and Long Term Disability Insurance Plans on the first day of the month following completion of his first ninety (90) days of employment.

        (g)        Vacation, Holidays and Personal Days: After ninety (90) days of employment, Employee shall be entitled to four (4) weeks pro-rata paid vacation time per calendar year. Vacation time shall be scheduled in a reasonable manner by Bank. Employee shall not be entitled to receive any additional compensation from Bank on account of failure to use vacation time, nor shall Employee be entitled to roll-over vacation time from one calendar year to the next. In addition to paid vacation time, Employee shall be entitled to six (6) paid holidays on the following days: New Year’s Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and Christmas Day. Moreover, Employee shall be entitled to five (5) personal days per calendar year.

        10.      Effective Date: For purposes of this Agreement, the “Effective Date” is the date upon which the Employee shall enter upon the performance of his duties, which is agreed to be November 4, 2002.

        11.      Standards: Employee shall perform his duties under this Agreement in accordance with reasonable standards established from time to time by the board of directors of Bank.

        12.      Term: The term of employment under this Agreement shall commence on the Effective Date.

        13.      Termination of Employment: Employee’s employment may be terminated in accordance with any of the following paragraphs:

        (a)        Involuntary Termination: The board of directors may terminate Employee’s employment at any time without cause. In such an event, Employee shall continue to receive his full salary and benefits during any notice period. The expiration of the notice period, if any, shall be the “Date of Termination.” Upon the Date of Termination, Employee shall be entitled to those benefits provided under Section 14.

        (b)        Involuntary Termination for Cause: The board of directors may terminate Employee’s employment “for cause” with written notice setting forth the cause for termination. “Cause” means any of the following reasons: (i) personal dishonesty materially adversely affecting the Bank or O.A.K.; (ii) willful misconduct materially adverse to the Bank or O.A.K.; (iii) willful breach of a fiduciary duty to the Bank or O.A.K. involving personal profit; (iv) willful violation of any law, rule, or regulation relating to the operation of the Bank or O.A.K.; or (v) the order of any court or supervising agency with jurisdiction over the affairs of the Bank or O.A.K. “Willful” means an act or omission in bad faith and without reasonable belief that such act or omission was in or not opposed to the best interests of Bank. The expiration of the notice period for such termination for cause, if any, is Employee’s “Date of Termination for Cause.” Upon the Employee’s Date of Termination for Cause, Employee shall only be entitled to those benefits provided under Section 15.

        (c)        Voluntary Termination: Employee may voluntarily terminate his employment. In such an event, Employee shall receive full salary and benefits during the notice period, provided Employee satisfactorily performs his duties during the notice period unless relieved of those duties by Bank. The expiration of the notice period is Employee’s “Voluntary Date of Termination.” Upon Employee’s Voluntary Date of Termination, he shall only be entitled to those benefits provided under Section 15.

        (d)        Voluntary Termination for Good Reason: Employee may terminate his employment by notice setting forth a Good Reason for Termination if the notice is delivered to the board of directors within sixty (60) days following the occurrence of any “Good Reason.” “Good Reason” means a (i) a change in duties of Employee’s position; (ii) substantial alteration in the nature or stature of Employee responsibilities; (iii) reduction in Employee’s base salary; and/or (iv) adverse changes in Employee’s Employment Benefits unless such changes are changes made with respect to the Bank’s executive employees as a group. If Employee provides notice of Termination for Good Reason, Employee shall continue to receive his full base salary and Employment Benefits during the notice period as in effect prior too the event that is the “Good Reason” for termination. The expiration of the notice period is Employee’s “Date of Termination.” Upon his Date of Termination, Employee shall be entitled to those benefit provided under Section 14.

        (e)        Disability: If, as a result of Employee’s incapacity due to physical or mental illness, Employee has been deemed “disabled” by the institution appointed by Bank to administer its long-term disability income plan (or a successor plan), has been absent from his duties with Bank on a full-time basis for one (1) year and does not return to full-time performance of his duties within thirty (30) days after written notice, Bank may terminate this Agreement for “Disability.”

        (f)        Retirement: Retirement shall mean the voluntary termination by Employee of his employment for other than “Good Reason” which termination qualifies as retirement in accordance with the Bank’s 401(k) Plan, as restated and amended, or in accordance with any retirement arrangement established with his consent with respect to Employee; provided, however, that no mandatory retirement, whether under the 401(k) Plan or in accordance with any such other retirement arrangement, shall constitute Retirement for purposes of this Agreement unless Employee have previously consented thereto in writing. Upon the Employee’s Retirement, this Agreement shall be terminated.

        (g)        Regulatory Approval: All obligations under Sections 14(a), (c) and (f) of this Agreement are subject to the prior written approval of the appropriate Federal banking agencies under Section 359.4(a) of the FDIC Rules and Regulations.

        14.      Special Severance Benefits: If his employment with Bank is involuntarily terminated in accordance with Section 13(a) or Employee voluntarily terminates his employment for Good Reason in accordance with Section 13(d), then Employee shall receive the following benefits:

        (a)        His base salary shall be continued in effect for a period of twelve months from his Date of Termination (hereinafter called his “Severance Pay Period”); provided that Employee may, at any time during any notice period, request a single lump-sum payment of the aggregate salary payable in accordance with this paragraph 14(a), such payment to be delivered to Employee within fourteen (14) days of his Date of Termination.

        (b)        Bank, if Employee so chooses, will purchase his primary residence, at a fair market value. The fair market value will be determined by the average of two independent appraisers, one selected and paid by Employee and one selected and paid by Bank. Such payment of fair market value will be made within sixty (60) days of his request. The offer to purchase his primary residence will be valid for six months following his Date of Termination.

        (c)        Notwithstanding any provision to the contrary in the O.A.K. Financial Corporation 1999 Stock Compensation Plan, or any like plan of Byron Center State Bank, or under the terms of any grant, award agreement or form for exercising any right under the Plan, Employee shall have the right:

        (i)         to exercise any stock option awarded to Employee without regard to any waiting period required by the Plan or award agreement (but subject to any waiting period required by law) from the first day of his notice period until the first to occur of the first anniversary of his Date of Termination or the date the award expires by its terms; and

        (ii)        to the full and absolute ownership of any shares of stock granted to Employee under the Plan or this Agreement, free of any restriction on his right to transfer or otherwise dispose of the shares (but subject to any restrictions imposed by law), regardless of whether entitlement to the shares is contingent or absolute by the terms of the grant; and the board of directors shall take such action within thirty (30) days of his Date of Termination as is necessary or appropriate to eliminate any restriction on his ownership of, or his right to sell or assign, any such shares; and further provided that if the board of directors should fail or refuse to so act, O.A.K. Financial Corporation or Byron Center State Bank, in exchange for such shares, shall pay Employee thirty (30) days after his Date of Termination, in cash in a single lump sum an amount equal to the aggregate fair market value of the shares during the notice period;

(d) The Employee’s Employment Benefits shall be continued during his Severance Pay Period; provided, however, that Employee shall not:

(i) accumulate vacation pay for periods after his Date of Termination;

(ii) first qualify for short or long-term disability plan benefits by reason of an accident or illness first manifesting itself after his Date of Termination;

        (iii)       be eligible to continue to make contributions to any 401(k) or Employee Stock Ownership Plan maintained by Bank or O.A.K. Financial Corporation or qualify for a share of any employer contribution made to any tax qualified defined contribution plan (except as outlined specifically in the Plan Document); or,

(iv) be eligible to accumulate service for retirement plan purposes.

(e) Employee shall qualify for full COBRA health and dental benefit continuation coverage upon the expiration of his Severance Pay Period;

(f) Employee shall be entitled to executive outplacement assistance with an agency selected and paid by Bank up to an amount not to exceed $10,000.

        15.      Benefits upon Voluntary Termination or Termination for Cause: Upon his Date of Termination for Cause in accordance with Section 13(b) or his Voluntary Date of Termination in accordance with Section 13(c), all benefits under this Agreement will be void. In such an event, Employee shall be eligible for any benefits provided in accordance with the plans and practices of Bank which are applicable to employees generally.

        16.      Arbitration: Any dispute under this Agreement, including any dispute as to Cause or Good Reason for Termination, shall be submitted to binding arbitration subject to the rules of the American Arbitration Association. Except as hereinafter provided, Bank and Employee shall each bear his own attorney’s fees and shall share equally the cost of arbitration. However, if Employee prevails in a challenge to Bank’s determination of Cause, Employee shall be reimbursed by Bank for any reasonable costs or expenses incurred in such challenge including reasonable attorney’s fees and costs of arbitration.

        17.      Confidentiality: Employee will not disclose to any person or use for the benefit of himself or any other person any confidential or proprietary information of Bank or any affiliate of the Bank without the prior written consent of the board of directors. Upon his termination of employment, Employee will return to Bank all written or electronically stored memoranda, notes, plans, records, reports or other documents of any kind or description (including all copies in any form whatsoever) relating to the business of Bank.

        18.      Conflicts of Interest: Employee agrees for so long as he is employed by Bank to avoid dealings and situations which create the potential for a conflict of interest with Bank. In this regard, Employee agrees to comply with Bank’s policy regarding conflicts of interest.

        19.      Covenant Not to Compete: During the term of this Agreement, and for a period of one (1) year following the termination of Employee’s employment for any reason other than as set forth in Section 13(a), Employee agrees not to be employed by, serve as director of, consultant to, or adviser to, any business within a 50-mile radius of any Byron Center State Bank office, that engages either directly or indirectly in the financial services/banking industry.

        20.      Change in Control: For purposes of this Agreement, a “Change in Control” of Bank shall be deemed to have occurred if there shall be consummated any consolidation or merger of Bank in which Bank is not the continuing or surviving corporation, or pursuant to which shares of O.A.K. Financial Corporation’s common stock would be converted in whole or in part into cash, securities or other property, other than a merger in which the holders of O.A.K. Financial Corporation ‘s common stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or, any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all the assets of O.A.K. Financial Corporation, or the shareholders of the holding company shall approve any plan or proposal for the liquidation or dissolution of Bank or O.A.K. Financial Corporation; or, at any time during a period of two consecutive years, individuals who at the beginning of such period constituted the board of directors of Bank; shall cease for any reason to constitute at least a majority thereof unless the election or the nomination for election by Bank’s shareholders of each new director during such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period.

        21.      Successor’s Binding Agreement: Bank will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Bank, by agreement in form and substance satisfactory to Employee expressly to assume and agree to perform this Agreement in the same manner and to the same extent that Bank would be required to perform if no such succession had taken place. Failure of Bank to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Employee to compensation from Bank in the same amount and on the same terms as Employee would be entitled hereunder if Employee terminated his employment for Good Reason (whether or not Employee terminated his employment), except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, “Bank” shall mean Bank as herein before defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph 21 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law. If Employee received payments pursuant to this paragraph 21 prior to termination of his employment, Employee shall not be entitled to any benefits hereunder at the time of any subsequent termination of his employment. This Agreement shall inure to the benefit of and be enforceable by, his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee should die while any amounts would still be payable to Employee hereunder if Employee had continued to live, all such amounts shall be paid in accordance with this Agreement.

        22.      Employment: In consideration of the foregoing obligations of Bank, Employee agrees to be bound by the terms and conditions of this Agreement and to remain in the employ of Bank during any period, following any public announcement by any person of any proposed transaction or transactions which, if effected, would result in a Change of Control of Bank until a Change in Control of Bank has taken place or, in the opinion of the board of directors such person has abandoned or terminated its efforts to effect a Change in Control of Bank. Subject to the foregoing, nothing contained in this Agreement shall impair or interfere in any way with his right to terminate his employment or the right of Bank to terminate his employment with or without Cause prior to a Change in Control of Bank. Nothing contained in this Agreement shall be construed as a contract of employment between Bank and Employee or as a right for Employee to continue in the employ of Bank, or as a limitation of the right of Bank to discharge Employee with or without Cause prior to a Change in Control of Bank.

        23.      Notice: For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to Bank should be directed to the Chairman of the Board, the Corporate Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

        24.      Indemnification: Bank will indemnify Employee to the fullest extent permitted by Federal law and the laws of the State of Michigan and the by-laws of Bank as in effect on the date of this Agreement, in respect of all his services rendered to Bank prior to the Date of Termination. Employee shall be entitled to the protection of any insurance policies Bank now or hereafter maintains generally for the benefit of its Directors, Officers and Employees (but only to the extent of the coverage afforded by the existing provisions of such policies) to protect against all costs, charges and expenses whatsoever incurred or sustained by Employee in connection with any action, suit or proceeding to which Employee may be made a party by reason of his being or having been a Director, Officer or Employee of Bank during his employment therewith.

        25.      Further Assurances: Each party hereto agrees to furnish and execute such additional forms and documents, and to take such other action, as shall be reasonable and customarily required in connection with the performance of this Agreement or the payment of benefits hereunder.

        26.      Miscellaneous: No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by Employee and such officer as may be specifically designated by the board of directors of Bank. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Michigan.

        IN WITNESS WHEREOF, the parties have executed this Agreement on the date and year first above written.

BYRON CENTER STATE BANK By: /s/ Robert Deppe Its: Chairman EMPLOYEE: /s/ Patrick K. Gill

EXHIBIT 10.2

CONFIDENTIAL SEPARATION AND RELEASE AGREEMENT BETWEEN
BYRON CENTER STATE BANK AND JOHN A. VAN SINGEL

CONFIDENTIAL SEPARATION AND RELEASE AGREEMENT

        JOHN A. VAN SINGEL (hereinafter “Employee”) and BYRON CENTER STATE BANK (hereinafter “the Company”) enter into this Confidential Separation and General Release Agreement (hereinafter “Agreement”) to resolve all matters related to Employee’s employment and association with and separation from the Company and its affiliates. For purposes of this Agreement, the term “affiliates” include O.A.K. Financial Corporation, O.A.K. Financial Services, Inc., Dornbush Insurance Agency, Inc., O.A.K. ELC, and any and all of its current and future affiliates, parents, subsidiaries, and joint ventures.

        1.        Resignation. Employee shall resign, effective October 28, 2002 (“separation date”), from any and all employment, officer, board and director positions and any and all other positions with the Company and its affiliates. Moreover, Employee waives any and all rights to future employment with the Company and its affiliates and agrees not to apply for or seek re-employment with the Company or its affiliates at any future date. The parties agree that any public reason given or stated for Employee’s resignation will be a statement that he resigned “for personal reasons and intends to pursue other interests.”

        2.        Officer Separation Pay and Benefits. In consideration of Employee’s willingness to resign his employment positions effective October 28, 2002, and enter into this Agreement and the attached ADEA Waiver and (1) if Employee signs, returns and otherwise complies with this Agreement and (2) this Agreement’s seven (7) day revocation period has expired, the Company shall, subject to and contingent upon receipt of any necessary regulatory approvals, provide the following pay and benefits:

        a.        The Company will pay Employee an amount equal to the Employee’s current annual base salary in twenty-six (26) equal biweekly installments of $7447.69 each, less required withholdings, beginning November 7, 2002. No contributions to Employee’s 401(k) Plan account or director deferred compensation accounts shall be made with respect to these payments or any future payments. Moreover, Employee, upon his separation, shall not be entitled to any further contributions by the Company to his 401(k) Plan account or director deferred compensation accounts.

        b.        The Company will continue to make contributions towards Employee’s medical, dental, life and accidental death and dismemberment insurance and long-term disability plans for a period of eighteen (18) months, beginning November 1, 2002. Employee shall continue to be responsible for co-pay of premiums for such insurance and plans on the same basis as other Company employees. After April 30, 2004, Employee shall assume sole responsibility for any and all continuation insurance premiums, if he so chooses to continue his medical coverage under COBRA.

        c.        Employee, upon his separation, shall not be entitled to make any further contributions into his 401(k) Plan account. As to the monies currently credited to Employee’s 401(k) Plan account and his director deferred compensation accounts, Employee shall have such rights as are provided by, and subject to, the terms and conditions of the respective plans.

        d.        Except as provided above, Employee shall not be entitled to receive any other compensation or payments subsequent to his separation date, including, but not limited to, payments pursuant to bonus compensation plan(s).

        e.        Stock options granted to Employee under the O.A.K. Financial Corporation 1999 Stock Compensation Plan that have not yet been exercised must be exercised in accordance with that plan within ninety (90) days of Employee’s separation date or they will terminate as provided in that plan.

The foregoing compensation and benefits shall remain in effect provided Employee complies with the provisions of this Agreement. If Employee violates any provision of this Agreement other than paragraph 3c, 3d, or 3e, the Company’s continuing obligations hereunder regarding the foregoing listed compensation and benefits shall, at the date of such violation, be voided, and the Company shall have no further obligation to provide such compensation or benefits. If the Employee violates any provision of Paragraph 3c, 3d or 3e, the Company shall be entitled to the greater of $5,000 liquidated damages or actual damages it may prove together with preliminary and permanent injunctive relief as provided in Paragraph 11.

        3.        Director Separation Pay. In consideration of the Employee’s willingness to resign his director positions with the Company and all of its affiliates, and subject to the same conditions as stated in Paragraph 2, the Company agrees to pay to the Employee director fees covering a twelve (12) month period including retainer and meeting fees totaling Twenty Thousand Dollars ($20,000). Payments will be made at such times as payments of fees are made to continuing directors until a total of $20,000 shall have been paid to the Employee.

        4.        Employee Obligations. In consideration of the foregoing pay and benefits provided to Employee under the terms of this Agreement, Employee agrees to the following:

        a.        Release and Waiver. Employee releases the Company, together with its affiliates, owners, directors, officers, and employees, from any and all claims, demands, equitable relief, damages, costs, expenses, administrative actions, and causes of action of any kind or character, whether known or unknown, relating in any manner to or arising from Employee’s employment with, association with or separation from the Company or its affiliates, or which may otherwise arise under any federal or state statute, the common law, or in equity, including, but not limited to, any claim arising under the Americans with Disabilities Act, the Age Discrimination in Employment Act (“ADEA”), Title VII of the Civil Rights Act of 1964, the Michigan Elliott-Larsen Civil Rights Act, or the Michigan Persons With Disabilities Civil Rights Act, all as amended, and breach of contract or tort claims. This release shall be immediately effective as to claims, other than any claims that Employee may have under the ADEA, and is not revocable.

        As to any claims Employee may have under the ADEA, this Release will not be effective unless Employee signs the attached ADEA Waiver. Employee will have twenty-one (21) days in which to consider the ADEA Waiver and is advised to consult with an attorney prior to executing it. Employee will have the right to revoke the ADEA Waiver for a period of seven (7) days commencing immediately after Employee signs the ADEA Waiver. The ADEA Waiver will not become enforceable unless and until that seven-day period has expired without any such revocation.

If, however, Employee fails to sign and return the ADEA Waiver, or if he timely revokes the ADEA Waiver, the Company, in its sole discretion, may revoke this Agreement or elect to enforce and abide by the remaining provisions of this Agreement as written.

        b.        Covenant Not to Sue or Institute Charges. Employee agrees and covenants not to institute any legal action, administrative action or suit against the Company, its affiliates, directors, officers, employees or agents with any federal, state or local court or agency or other tribunal based on any right waived in this Agreement. Employee also waives the right to any form of recovery or compensation from any legal action brought by him or on his behalf in connection with his employment with, association with or separation from the Company and its affiliates. However, nothing in this Agreement precludes Employee from seeking a judicial determination regarding the validity of the ADEA Waiver.

        c.        Confidential Information. Employee shall not, without an express written authorization from the Company, directly or indirectly, disclose to any other person, firm or corporation any confidential information of any nature concerning the business, present and former employees, present and prospective customers and vendors of the Company and/or its affiliates. In addition, Employee agrees to surrender to the Company all information, files, memoranda and other records and materials relating to the business, present and former employees, present and prospective customers and vendors of the Company and/or its affiliates, whether acquired prior to or subsequent to Employee’s separation, it being agreed that all such information is and shall remain the exclusive property of the Company and its affiliates.

        d.        Non-Disparagement. Employee shall not, either by conversation or any other oral expression, by letter or any other written expression, or by any other deed or act of communication to the public or to any individual person or entity or groups of persons or entities, specifically including, but not limited to, past, present or future employees, present and prospective customers or business associates of the Company and/or affiliates, hereafter disparage, criticize, condemn or impugn the reputation or character of the Company, its affiliates, directors, officers, employees and agents, based upon any event or circumstances occurring or existing prior to or on the date of this Agreement.

        e.        Non-Disclosure. Employee agrees that the existence and contents of this Agreement shall be and shall remain confidential, and shall not be disclosed to any employee of the Company or its affiliates or to any other person, firm, corporation, organization or agency, excluding Employee’s immediate family (spouse, children and parents) and his legal and/or financial counsel (all of whom Employee will direct to refrain from disclosing the existence and content of this Agreement).

        f.        Covenant Not to Compete. Employee agrees that, for a period of twenty-four (24) months immediately subsequent to his resignation from the Company and its affiliates, he will not, without the Company’s prior written consent, directly or indirectly, on his own behalf or on behalf of any other person, corporation, partnership or any other entity, whether as an officer, director, proprietor, employee, partner, investor, consultant, advisor, agent or in any other capacity (i) engage in any banking, insurance or other financial services currently provided by the Company and its affiliates in the areas of Kent, Ottawa and Allegan counties; (ii) divert or attempt to divert any present or prospective customers from the Company or its affiliates; or (iii) induce, solicit or cause any employee of the Company or its affiliates to leave the employ of the Company or its affiliates. If a court of competent jurisdiction shall at any time deem the above time period too long or the geographic coverage too broad, it is the intent of the parties that the above restriction on competition shall be enforced for the longest period and in the broadest geographic area permitted by law.

        g.        Indemnification. Employee agrees to indemnify the Company and/or its affiliates, including the persons identified in paragraphs 4(a) and (b), for any actual costs and actual expenses, including but not limited to actual attorneys’ fees and actual costs, incurred as a result of Employee’s breach of any material term or condition of this Agreement or for any action that the Company, its affiliates and/or the persons identified in paragraphs 4(a) and (b) may take to enforce any material term or condition of this Agreement, provided, however, if the Employee prevails in any such action, the Company shall reimburse the Employee for his attorney’s fees and costs in defending such action.

        5.        Entire Agreement and Modification. This Agreement contains the entire understanding of the parties and supersedes all previous verbal and written agreements, except as specifically noted herein, concerning the same subject matter. There are no other agreements, representations or warranties between the parties that are not set forth herein. No modification of this Agreement shall be enforceable unless it is in writing, specifically notes that it is a modification of this Agreement, and is signed by the parties.

        6.        Savings Clause. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. In the event that any provision of this Agreement is held invalid, unenforceable or unlawful, this Agreement shall be construed as if such invalid, unenforceable or unlawful provision had never been contained herein.

        7.        Voluntary and Knowing Consent. Employee acknowledges that he has read this Agreement, understands its terms and conditions and has entered into it voluntarily. Employee further acknowledges that he had the opportunity to consult attorneys and/or other advisors of his choice prior to entering into this Agreement.

        8.        Non-Admission of Liability. This Agreement shall not be construed as an admission, nor is it an admission, by the Company, its affiliates, officers, directors, employees or agents as to liability in any respect for any claim or cause of action enumerated above or which may hereafter be asserted against them. This Agreement has been executed solely for the purpose of conferring certain benefits upon Employee in return for Employee’s resignation from any and all positions with the Company and its affiliates, for the resolution of all know and unknown disputes and for Employee’s consent to said Agreement.

        9.        Agreement as Defense. Employee understands and acknowledges that this Agreement may be pled as a complete defense to any claim or entitlement released and waived by this Agreement that may be subsequently asserted in any suit or claim against the Company, its affiliates or those persons identified in paragraphs 4(a) and (b).

        10.      Binding Effect. This Agreement shall be binding upon the parties hereto, their spouses, family, heirs, administrators, successors and assigns. It is specifically agreed that if the Company should be sold or merged, this Agreement shall be binding upon the purchaser or successor. Should Employee be required to forfeit part of his benefits as provided to him under this Agreement as a result of a breach of any covenant contained herein, the remainder of this Agreement shall continue in full force and effect to bind Employee.

        11.      Arbitration. Any dispute arising out of the interpretation or application of this Agreement shall be submitted to binding arbitration, except for the available remedies described in paragraph 12 of this Agreement. The arbitrator’s fees and expenses shall be shared and paid equally by the parties. The arbitrator shall be selected and shall preside pursuant to the rules and provisions of the American Arbitration Association. Any arbitration hearing shall be held in Grand Rapids, Michigan, or such other location as the parties may agree. The results of any such arbitration shall be final and binding on the parties and will be enforceable by any court of competent jurisdiction.

        12.      Remedies. Employee acknowledges that the restrictions and covenants contained in this Agreement are reasonable and necessary for the protection of the business interests of the Company and its affiliates and that any violation of these restrictions or covenants will cause substantial and irreparable harm to the Company and its affiliates and, as a consequence thereof, Employee agrees that the Company is entitled to, in addition to other remedies available at law or in equity, to preliminary and permanent injunctive relief to secure the specific performance of these covenants and to prevent a breach or contemplated breach of this Agreement. The Company reserves all remedies available at law or in equity.

        13.      Governing Law. This Agreement shall be construed according to the laws of the State of Michigan.

Dated: October 10, 2002	/s/ John A. Van Singel John A. Van Singel
BYRON CENTER STATE BANK
	By:	/s/ James A. Luyk
	Its:	Acting CEO

ADEA WAIVER

        In conjunction with the consideration provided in my Confidential Separation and Release Agreement, dated October 9, I voluntarily and knowingly agree to waive any and all claims I might have under the Age Discrimination in Employment Act, as amended, against the Company, its parent, subsidiaries, affiliates, joint ventures and otherwise related companies, and their owners, directors, officers, employees, agents, insurers and representatives, and which occurred on or before the date of this ADEA Waiver. I acknowledge that I have been advised to consult with an attorney prior to executing this ADEA Waiver and that I have been provided twenty-one (21) days within which to consider the ADEA Waiver. I further understand that I have seven (7) days after signing this ADEA Waiver in which to exercise my right to revoke this ADEA Waiver.

Dated: October 10, 2002	/s/ John A. Van Singel John A. Van Singel

RESIGNATION OF EMPLOYMENT

        I, John A. Van Singel, hereby submit my resignation from any and all positions with Byron Center State Bank, O.A.K. Financial Corporation, O.A.K. Financial Services, Inc., Dornbush Insurance Agency, Inc., O.A.K. ELC, and any and all other affiliates, parents, subsidiaries, joint ventures or otherwise related companies of Byron Center State Bank, effective October 28, 2002.

Dated: October 10, 2002	/s/ John A. Van Singel John A. Van Singel

EXHIBIT 10.3

FORM OF INDEMNITY AGREEMENT EXECUTED BETWEEN O.A.K. FINANCIAL CORPORATION AND EACH OF GRACE O. SHEARER AND ROBERT F. DENTZMAN

INDEMNITY AGREEMENT

        AGREEMENT made as of the _____ day of ______________, 2002, by and among O.A.K. FINANCIAL CORPORATION, a Michigan corporation (the “Corporation”) and _____________________________ (the “Indemnitee”) with respect to the following:

W I T N E S S E T H:

        The Board of Directors of the Corporation (the “Board”) recognizes that the recent increase in litigation against corporate directors may discourage persons from serving in such a capacity. In addition, obtaining adequate insurance has become impracticable and the uncertainties relating to indemnification have increased the difficulty of attracting and retaining competent and experienced persons as directors. The Board has determined that it would be detrimental to the best interests of the Corporation’s shareholders if it were unable to attract and retain such persons as directors of the Corporation and of Byron Center State Bank and of the subsidiaries of each of them and that the Corporation should act to assure directors that they will be provided with adequate protection.

        The Board has further concluded that, to retain and attract such persons as directors and to encourage them to take business risks necessary for the success of the Corporation, and in light of the rising costs and reduced coverages of director liability insurance, it is reasonable, prudent and necessary for the Corporation to obligate itself contractually to indemnify such persons and to assume for itself the liability for expenses and damages in connection with claims against them arising out of their service to the Corporation and/or Byron Center State Bank and/or their respective subsidiaries.

        NOW, THEREFORE, in order to induce Indemnitee to serve or continue to serve the Corporation as a director of the Corporation or Byron Center State Bank or of one or more of their respective subsidiaries, and in consideration of the mutual covenants set forth in this Agreement, the parties agree as follows:

        1.        Definitions. Certain terms used in this Agreement are defined as follows:

        (a)        Claim. Any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether civil, criminal, administrative or investigative and whether formal or informal, related to or arising from: (1) any actual or alleged act or omission of Indemnitee as a director of the Corporation or Byron Center State Bank, or another corporation or enterprise where Indemnitee is or was serving at the request of the Corporation; or (2) the fact that Indemnitee is or was a director of the Corporation or Byron Center State Bank or is or was serving at the request of the Corporation as a director of another corporation or enterprise; or (3) the fact that Indemnitee serves or served in any capacity with respect to any employee compensation or benefit plan of the Corporation or Byron Center State Bank or any of their respective subsidiaries or any actual or alleged acts or omissions in such capacity.

        (b)        Expenses. Attorneys’ fees and all other costs, expenses and obligations actually and reasonably paid or incurred in connection with investigating, defending, participating or being a witness in, or preparing to defend, participate or be a witness in any Claim or appeal therefrom.

(c) Change in Control. A “change in control” shall be deemed to have occurred if:

        (1)         Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended [the “1934 Act”]), other than a trustee or other fiduciary holding securities under any employee benefit plan of the Corporation or a corporation owned directly or indirectly by the shareholders of the Corporation in substantially the same proportions as their ownership of stock in the Corporation, after the date of this Agreement, becomes the “beneficial owner” (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of shares having thirty percent (30%) or more of the total voting power of the securities of the Corporation issued and outstanding; or

        (2)         The shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation (other than a merger or consolidation which would result in the then outstanding common stock of the Corporation continuing to represent at least eighty percent (80%) of the total voting power of the surviving entity), or the shareholders of the Corporation approve a plan of complete liquidation of the Corporation or an agreement for the sale or disposition of all or substantially all of the Corporation’s assets; or

        (3)         The individuals who comprise at least a majority of the members of the Corporation’s Board of Directors at the time a Claim is made did not serve as directors of the Corporation at the time of the alleged act or omission giving rise to such Claim.

        2.        Agreement to Serve. Indemnitee agrees to serve as a director of the Corporation to the best of his ability so long as he is duly elected and qualified in accordance with the Articles of Incorporation and Bylaws of the Corporation, or until his earlier resignation or removal.

        3.        Condition Precedent to Indemnification. Indemnitee, as a condition precedent to indemnification under this Agreement, shall tender written notice to the Corporation as soon as practicable of any Claim made against him or her for which indemnification will or likely will be sought under the terms of this Agreement. Notice to the Corporation shall be directed to O.A.K. Financial Corporation, Attn: Corporate Secretary. In addition, Indemnitee shall give the Corporation such information and cooperation as may be reasonably necessary and requested by the Corporation.

        4.        Indemnification in General. Except as provided in Paragraphs 5 and 6 and subject to the terms and conditions of this Agreement, the Corporation agrees to indemnify Indemnitee as follows:

        (a)        In the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in a Claim, the Corporation shall indemnify Indemnitee against any and all Expenses, judgments, fines, penalties and amounts paid in settlement of such Claim in accordance with and subject to Subparagraph 4(b).

        (b)        The Corporation shall indemnify Indemnitee as soon as practicable, in any event not later than thirty (30) days after written demand is presented to the Corporation, if a determination is made in writing by the Board of Directors of the Corporation by a majority vote of a quorum of disinterested directors (i) that Indemnitee acted in good faith and in a manner which he or she believed to be in or not opposed to the best interests of the Corporation and (ii) that the payment pursuant to Subparagraph 4(a) will not materially adversely affect the safety and soundness of the Corporation. In the event a quorum of disinterested directors is not obtainable, the Board of Directors shall promptly direct that the determination of entitlement to indemnification be made by the majority vote of a committee of the Board of Directors, consisting of not less than two disinterested directors, or by independent legal counsel in a written opinion.

        5.        Indemnification in the Event of a Determination of Liability to the Corporation. In the event Indemnitee is found liable to the Corporation as a result of any Claim brought by or in the right of the Corporation, whether and the extent to which Indemnitee is nevertheless entitled to indemnification under this Agreement shall be predicated on a determination that indemnification is appropriate in light of the circumstances of the case and applicable legal standards, which determination shall be made, at the option of Indemnitee, by: (a) majority vote of a committee of two (2) or more disinterested directors appointed by the Board of Directors; (b) independent legal counsel in a written opinion; or (c) by the court in which the Claim was brought.

        6.        Indemnification in the Event of Change of Control. If a Change of Control shall have occurred, whether and the extent to which Indemnitee is entitled to indemnification under this Agreement shall be determined, at the option of Indemnitee, by: (a) majority vote of a committee of two (2) or more disinterested directors appointed by the Board of Directors; (b) independent legal counsel in a written opinion; or (c) by the court in which the Claim was brought.

        7.        Limitations on Indemnification.

(a) The Corporation shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee:

(1) For which payment is made to Indemnitee under a valid and collectible insurance policy, except for any excess beyond the amount of payment under such insurance policy;

(2) For which Indemnitee is indemnified by the Corporation otherwise than pursuant to this Agreement;

        (3)         For an accounting of profits made from the purchase or sale by Indemnitee of securities of the Corporation, within the meaning of Section 16(b) of the 1934 Act and amendments thereto, or similar provisions of any state law;

        (4)         With respect to any liability or expense (including any penalty, judgment or legal expense) sustained in connection with an administrative or civil enforcement action which is initiated by a federal banking agency and results in a final adjudication or finding against Indemnitee; if such indemnification, reimbursement or payment, on the date thereof, is a prohibited indemnification payment under Part 359 of Title 12, Chapter; or

(5) For which payment of indemnification by the Corporation is otherwise prohibited by applicable law.

        (b)        Except as provided in Paragraph 9 hereof, the Corporation shall not be liable under this Agreement to make any payment in connection with any action initiated by Indemnitee against the Corporation or any director of the Corporation, unless the Corporation has joined in or consented to the initiation of such action.

        8.        Payment of Expenses in Advance. If requested by Indemnitee, the Corporation shall pay (within ten (10) days of such written request) any and all Expenses incurred by Indemnitee in defending or investigating any Claim, in advance of the final disposition of a Claim, upon the receipt of a written undertaking by Indemnitee to repay any such amounts if it is ultimately determined that Indemnitee is not entitled to indemnification by the Corporation.

        9.        Indemnification for Additional Expenses. The Corporation shall indemnify Indemnitee against any and all expenses, including attorneys’ fees, incurred by Indemnitee in connection with any action, including expenses of preparation for such action, brought by Indemnitee for: (a) indemnification or advance payment of Expenses by the Corporation under this Agreement; or (b) recovery under any directors’ liability insurance policy or policies maintained by the Corporation; provided, however, that indemnification under this Paragraph 9 shall be limited to those circumstances where the Indemnitee is successful in obtaining a recovery of, or a determination that the Indemnitee is entitled to such indemnification, advance expense payment or insurance recovery.

        10.      Partial Indemnification. In the event Indemnitee is entitled to indemnification hereunder for a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by him in the investigation, defense, appeal or settlement of any Claim but not, however, for the total amount thereof, the Corporation shall indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

        11.      Consent of Corporation for Amounts to be Paid in Settlement. No amounts to be paid in settlement for any Claim for which indemnity shall be sought hereunder shall be incurred without the Corporation’s written consent, which consent shall not be unreasonably withheld.

        12.      Subrogation. In the event of payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Corporation effectively to bring suit or enforce such rights.

        13.      No Presumption. For purposes of this Agreement, the termination of any action, suit or proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.

        14.      Liability Insurance. To the extent the Corporation maintains an insurance policy or policies providing liability insurance for directors, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage extended to any director of the Corporation or of Byron Center State Bank.

        15.      Scope of Agreement. The rights of Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under any provision of the Corporation’s Articles of Incorporation, Bylaws or laws of the State of Michigan.

        16.      Amendment, Termination and Waiver. This Agreement may be amended, modified or terminated and any of the terms and conditions herein may be waived only by the written consent of the parties hereto. The failure of any party at any time or times to require performance of any provisions contained herein shall in no manner affect the right of such party at any later time to enforce the same.

        17.      Binding Effect and Assignment. This Agreement shall be binding upon and inure to the benefit of the Indemnitee and his personal representatives, heirs and assigns, and the Corporation and its successors and assigns, including any direct or indirect successor of the Corporation by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Corporation; provided, however, that no assignment of any rights or delegation of obligations provided for herein may be made by either party without the express written consent of the other party. This Agreement shall continue in effect while Indemnitee is a director of the Corporation or the Byron Center State Bank or any of their respective subsidiaries and for the period immediately thereafter, terminating two (2) years subsequent to the duration of any applicable period of limitations for commencing any claims.

        18.      Governing Law. The parties hereto acknowledge and agree that this Agreement shall be governed by, construed and enforced in accordance with the laws, and in the courts, of the State of Michigan.

        19.      Severability. Any provision of this Agreement which may be prohibited by law, or otherwise held invalid by a court of competent jurisdiction, shall be ineffective only to the extent of such prohibition or invalidity and shall not invalidate or otherwise render ineffective the remaining provisions of this Agreement.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

CORPORATION: O.A.K. FINANCIAL CORPORATION
By
Its
INDEMNITEE

Exhibit 21 — Subsidiaries of Registrant — 100% Owned

Byron Center State Bank
2445 84th Street, S.W.
Byron Center, MI 49315

O.A.K. Financial Services, Inc. (100% owned subsidiary of Byron Center State Bank)
2445 84th Street, S.W.
Byron Center, MI 49315

Dornbush Insurance Agency, Inc. (100% owned subsidiary of O.A.K. Financial Services, Inc.)
5445 32nd Avenue
Hudsonville, MI 49426

EXHIBIT 99-1

I, Patrick K. Gill, Chief Executive Officer of O.A.K. Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        (2)        the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: March 20, 2003

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

EXHIBIT 99-2

I, James A. Luyk, Chief Financial Officer of O.A.K. Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        (2)        the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: March 20, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer