Form 10-Q
period 2003-03-31
O A K FINANCIAL CORP
filed 2003-05-15
CIK 1038459

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes      No X .

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,040,780 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 14, 2003.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Item 4.
	Controls and Procedures	3-6 7-8 9-20 21 21
Part II.	Other Information
	Item 6. Exhibits and Reports on Form 8-K	22
Signatures		23

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands)
                                                                                 March 31,           December 31,
                                                                                   2003                  2002
     ASSETS                                                                     (Unaudited)
                                                                            --------------------  -------------------

Cash and due from banks..................................................            $10,473              $17,329
Federal funds sold.......................................................             36,052               39,675
                                                                                      ------               ------
Cash and cash equivalents................................................             46,525               57,004

Available-for-sale securities............................................             89,963               81,125

Total Loans .............................................................            366,807              377,567
Allowance for loan losses................................................             (8,467)              (8,398)
                                                                                      -------              -------
Net Loans................................................................            358,340              369,169

Loans held for sale......................................................              5,059                1,896
Accrued interest receivable..............................................              3,096                2,908
Premises and equipment, net..............................................             14,816               15,010
Restricted investments...................................................              2,900                2,900
Other assets.............................................................              7,725                7,460
                                                                                       -----                -----

Total assets.............................................................           $528,424             $537,472
                                                                                    ========             ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing.........................................................           $335,813             $344,790
Non-interest bearing.....................................................             49,780               52,622
                                                                                      ------               ------

Total deposits...........................................................            385,593              397,412

Securities sold under agreements to repurchase
  and federal funds purchased............................................             51,228               47,896
Borrowed funds...........................................................             35,000               35,000
Other liabilities........................................................              3,776                4,558
                                                                                       -----                -----

Total liabilities........................................................            475,597              484,866

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
  2,040,780 shares issued and outstanding ...............................              2,041                2,041
Additional paid-in capital...............................................              6,297                6,307
Retained earnings........................................................             43,384               42,716
Accumulated other comprehensive income ..................................              1,384                1,868
Unallocated common stock held by ESOP....................................               (279)                (326)
                                                                                        -----                -----

Total stockholders' equity...............................................             52,827               52,606
                                                                                      ------               ------

Total liabilities and stockholders' equity...............................           $528,424             $537,472
                                                                                    ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME
     (Dollars in thousands except per share data)                                    Three Months Ended March 31,
                                                                                             (Unaudited)
                                                                                    2003                     2002
                                                                              ------------------      -------------------
Interest income
Interest and fees on loans.............................................                 $6,149                  $7,437
Available-for-sale securities .........................................                    861                     844
Restricted investments.................................................                     41                      43
Federal funds sold.....................................................                     81                       9
                                                                                         -----                   -----

Total interest income..................................................                  7,132                   8,333
                                                                                         -----                   -----

Interest expense
Deposits ..............................................................                  2,165                   2,557
Borrowed funds.........................................................                    445                     572
Securities sold under agreements to repurchase.........................                    160                     161
                                                                                         -----                   -----

Total interest expense.................................................                  2,770                   3,290
                                                                                         -----                   -----

Net interest income....................................................                  4,362                   5,043

Provision for loan losses .............................................                    525                     600
                                                                                         -----                   -----

Net interest income after provision for
loan losses............................................................                  3,837                   4,443
                                                                                         -----                   -----

Non-interest income
Service charges on deposit accounts....................................                    492                     416
Net gain on sales of loans held for sale...............................                    657                     704
Amortization of mortgage servicing rights..............................                   (398)                   (234)
Impairment of mortgage servicing rights................................                    (75)                      -
Loan servicing fees....................................................                    156                     102
Net gain on sales of available-for-sale securities.....................                      -                      48
Insurance premiums.....................................................                    405                     333
Brokerage fees.........................................................                     44                      57
Other..................................................................                     58                      52
                                                                                         -----                   -----

Total non-interest income                                                                1,339                   1,478
                                                                                         -----                   -----

Non-interest expenses
Salaries ..............................................................                  1,845                   1,817
Employee benefits......................................................                    584                     505
Occupancy (net)........................................................                    302                     292
Furniture and fixtures.................................................                    271                     254
Other..................................................................                  1,283                   1,136
                                                                                         -----                   -----

Total non-interest expenses............................................                  4,285                   4,004
                                                                                         -----                   -----

Income before federal income taxes.....................................                    891                   1,917

Federal income taxes ..................................................                    220                     553
                                                                                         -----                   -----

Net income.............................................................                   $671                  $1,364
                                                                                         =====                  ======

Income per common share:
Basic..................................................................                  $0.33                   $0.67
                                                                                         =====                  ======
Diluted................................................................                  $0.33                   $0.67
                                                                                         =====                  ======

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in thousands)                                              Three Months Ended March 31,
                                                                                              (Unaudited)
                                                                                     2003                     2002
                                                                              -------------------      -------------------

Shares of common stock issued and outstanding
Balance, beginning of period...........................................                   2,041                    2,041
Common stock issued....................................................                       -                        -
                                                                                          -----                    -----

Balance, end of period.................................................                   2,041                    2,041
                                                                                          -----                    -----

Common stock
Balance, beginning of period...........................................                  $2,041                   $2,041
Common stock issued....................................................                       -                        -
                                                                                          -----                    -----

Balance, end of period.................................................                   2,041                    2,041
                                                                                          -----                    -----

Additional paid-in-capital
Balance, beginning of period...........................................                   6,307                    6,302
Allocation of ESOP shares..............................................                     (10)                      (5)
                                                                                          ------                   ------

Balance, end of period.................................................                   6,297                    6,297
                                                                                          -----                    -----

Retained earnings
Balance, beginning of period...........................................                  42,716                   40,396
Unallocated ESOP shares................................................                       -                        8
Cash dividends.........................................................                      (3)                       -
Net income.............................................................                     671                    1,364
                                                                                          -----                    -----

Balance, end of period.................................................                  43,384                   41,768
                                                                                         ------                   ------

Accumulated other comprehensive (loss) income
Balance, beginning of period...........................................                   1,868                      916
Other comprehensive income (loss)......................................                    (484)                     (64)
                                                                                          ------                   ------

Balance, end of period.................................................                   1,384                      852
                                                                                          -----                    -----

Unallocated common stock held by ESOP
Balance, beginning of period...........................................                    (326)                    (373)
Allocation of ESOP shares..............................................                      47                       46
                                                                                          -----                    -----

Balance, end of period.................................................                    (279)                    (327)
                                                                                          ------                   ------

Total stockholders' equity.............................................                  $52,827                  $50,631
                                                                                         =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands)                                             Three Months Ended March 31,
                                                                                              (Unaudited)
                                                                               ------------------------------------------
                                                                                     2003                    2002
                                                                               ------------------      ------------------
Cash flows from operating activities
  Net income...........................................................                   $671                  $1,364
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization.......................................                   276                     238
    Provision for loan losses...........................................                   525                     600
    Proceeds from sales of loans held for sale..........................                33,638                  61,187
    Originations of loans held for sale.................................               (36,144)                (54,798)
    Net gain on sales of available-for-sale securities..................                     -                     (48)
    Net gain on sales of loans held for sale............................                  (657)                   (704)
    Net amortization of investment premiums.............................                   178                      94
    Loss on sales of property and equipment.............................                     8                       9
    Deferred federal income tax benefit.................................                  (273)                    (97)
    Changes in operating assets and liabilities which (used) provided cash
    Accrued interest receivable.........................................                  (188)                   (210)
    Other assets........................................................                     8                    (349)
    Other liabilities...................................................                  (732)                   (378)
                                                                                        -------                  ------
Net cash (used in) provided by operating activities.....................                (2,690)                  6,908
                                                                                        -------                  -----

Cash flows from investing activities
  Available-for-sale securities
    Proceeds from maturities............................................                 5,539                   7,030
    Proceeds from sales.................................................                     -                   1,258
    Purchases...........................................................               (15,052)                (11,110)
  Net decrease (increase) in loans held for investment..................                10,303                  (9,387)
  Purchases of premises and equipment...................................                   (91)                 (1,245)
  Proceeds from the sale of premises and equipment......................                     1                      49
                                                                                       -------                 -------
Net cash provided by (used) in investing activities.....................                   700                 (13,405)
                                                                                       -------                 --------

Cash flows from financing activities
  Net (decrease) increase in deposits...................................               (11,820)                 13,344
  Net increase (decrease) in TT&L note..................................                     -                   4,595
  Proceeds from FHLB borrowings.........................................                     -                   4,000
  Repayments of FHLB borrowings.........................................                     -                  (2,000)
  Net other borrowed funds (repayments).................................                     -                     (11)
  Dividends paid........................................................                    (3)                      -
  Net increase (decrease) in securities sold under
   agreements to repurchase and fed funds purchased.....................                 3,332                  (9,675)
                                                                                       -------                 --------
Net cash (used in) provided by financing activities ....................                (8,491)                 10,253
                                                                                       --------                -------

Net (decrease) increase in cash and cash equivalents ...................               (10,481)                  3,756

Cash and cash equivalents, beginning of period..........................                57,004                  12,052
                                                                                       -------                 -------

Cash and cash equivalents, end of period ...............................               $46,525                 $15,808
                                                                                       =======                 =======

Supplementary cash flows information
  Interest paid.........................................................                $2,972                  $3,310
  Income taxes paid.....................................................                    $5                    $610

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 – Earnings per Share (in thousands)

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

                                                                         March 31, 2003         March 31, 2002
                                                                       -----------------     ------------------
Average shares outstanding                                                    2,041                  2,041
Average ESOP shares not committed to be released                                 (6)                    (7)
                                                                       -----------------     ------------------
Shares outstanding for basic earnings per share                               2,035                  2,034
Dilutive shares from stock option plans                                           -                      -
                                                                       -----------------     ------------------
Shares outstanding for dilutive earnings per share                            2,035                  2,034
                                                                       -----------------     ------------------

Note 3 – Comprehensive Income (in thousands)

                                                                            Three Months ended March 31,
                                                                       ----------------------------------------
                                                                             2003                  2002
                                                                       -----------------     ------------------
Net Income                                                                     $671                 $1,364
Net Change in unrealized gain on securities
       available-for-sale, net of tax                                          (484)                   (64)
                                                                       -----------------     ------------------
Comprehensive income                                                           $187                 $1,300
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

        A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Impaired loans as of March 31, 2003 and December 31, 2002 were $23.6 million and $26.2 million, respectively. The allowance for impaired loans was $3.1 million and $3.1 million as of March 31, 2003 and December 31, 2002, respectively. Non-performing loans totaled $8.9 million at March 31, 2003 compared to $9.3 million at December 31, 2002.

Note 6 – Interest rate risk

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

FORWARD LOOKING STATEMENTS

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.

Bank Regulatory Matters

        On October 4, 2002, O.A.K. Financial Corporation (Company) and Byron Center State Bank (Bank) entered into a Written Agreement with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. The Written Agreement addresses issues including management and asset quality. While the Written Agreement is in effect, the Company and the Bank will need prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation. The Company also agrees that, without prior regulatory approval, it will not incur debt or redeem any stock. At March 31, 2003, Bank management reports compliance with all the provisions of the written agreement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

        O.A.K. Financial Corporation (the “Corporation”) is a single bank holding company which owns O.A.K. ELC and Byron Center State Bank (the “Bank”). O.A.K. ELC is an employee leasing company that leases employees to Byron Center State Bank, O.A.K. Financial Services and Dornbush Insurance Agency. The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which sells property and casualty, life, disability and long-term care insurance products.

        The following is management’s discussion and analysis of the factors that influenced O.A.K. Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2002 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

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

FINANCIAL CONDITION

Summary

        Total assets decreased $9 million, 1.7% to $528 million from December 31, 2002 to March 31, 2003. The significant changes were a decrease in net loans receivable of $11 million, a 2.9% decrease of which the commercial loan portfolio decreased $6 million and the installment loan portfolio decreased $5 million. The decrease in loans is the result of increased competition and steps that management has taken to improve credit quality. Deposits decreased $12 million, 3.0% to $386 million; interest-bearing deposits decreased $9 million and non-interest bearing deposits decreased $3 million. The significant change in the interest bearing deposits came from a decrease in time deposits of $8 million. Time deposits $100,000 or greater decreased $1 million and time deposits under $100,000 decreased $3 million. Brokered time deposits decreased $4 million from December 31, 2002 to March 31,2003. The decrease in deposits is mainly the result of increased competition and the low interest rate environment.

Securities (dollars in thousands)

        The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Corporation’s investing activities is to provide for safety of the principal invested, as a source of liquidity and management of exposure to changes in interest rates.

        All of the Corporation’s securities are classified as held-for-sale. The Corporation’s total holdings increased $9 million from December 31, 2002 to March 31, 2003.

                                                        Amortized             Fair               Amount
                                                           Cost               Value              Pledged
Securities available-for-sale                              ----               -----              -------
     March 31, 2003...........................            $87,876            $89,963             $86,504
     December 31, 2002........................            $78,297            $81,125             $74,672

        The majority of the securities are pledged to secure borrowed funds from the Federal Home Loan Bank, and securities sold under agreements to repurchase and other purposes as required or permitted by law. Pledged securities totaling $15 million at March 31, 2003 and $13 million at December 31, 2002 were available as additional liquidity.

Portfolio Loans

        The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The loan portfolio mix at March 31, 2003 consists of 56% commercial real estate, 18% residential real estate, 13% commercial and 13% consumer installment. The Bank’s consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation (“FHLMC”). However, the Bank retains servicing rights on substantially all such loans sold. At March 31, 2003 and December 31, 2002, the Bank was servicing loans for FHLMC totaling $254 million and $259 million respectively. The percentage of consumer loans as a percent of total loans is expected to decline. The Bank has taken steps to improve consumer credit quality that will result in a decline in indirect consumer lending. Indirect consumer loans declined from $31 million at December 31, 2002 to $27 million at March 31, 2003. It is likely that the indirect consumer loan portfolio will continue to shrink throughout the year. The commercial real estate loan portfolio declined $6 million from December 31, 2002 to March 31, 2003. This was the result of increased competition in the local market and steps taken to improve commercial credit quality.

Loan Portfolio Composition (dollars in thousands)

                                                           March 31, 2003         December 31, 2002
                                                           --------------         -----------------
                                                          Amount         %        Amount         %
                                                          ------         -        ------         -

          Commercial Real Estate....................     $203,125       56       $209,174        55
          Residential Real Estate...................       66,503       18         65,322        17
          Commercial................................       49,173       13         49,913        13
          Consumer..................................       48,006       13         53,158        15
                                                           ------       --         ------        --
            Total loans............................      $366,807      100%      $377,567       100%
                                                         ========      ====      ========       ====

        The lending policy of the Bank was written to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. The loan review officer submits periodic reviews to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. The Bank has no foreign loans and there were no concentrations of loans that reflect any unusual risk concentration, that are not disclosed as a separate category.

        The low interest rate environment resulted in a significant amount of re-financing during 2002 and this trend has continued through the first quarter of 2003. Consumers refinanced mortgage loans to lock in the lower interest rates. Management does not expect this abnormally high volume to continue. For discussion regarding interest rate risk exposure and management of this risk see the “Interest Rate Risk” and “Asset/Liability Gap Position” sections.

Non-performing Assets (dollars in thousands)

                                                                          March 31, 2003        December 31, 2002
                                                                          --------------        -----------------
    Non-accrual loans............................................               $7,944                 $8,290
    90 days or more past due & still accruing....................                  971                  1,018
                                                                                 -----                  -----
         Total Non-performing Loans..............................                8,915                  9,308
    Other real estate............................................                    -                      -
                                                                                 -----                  -----
        Total Non-performing Assets..............................               $8,915                 $9,308
                                                                                ======                 ======

    As a percentage of portfolio loans
         Non-performing loans....................................                2.43%                  2.47%
         Non-performing assets...................................                2.43%                  2.47%
         Allowance for loan losses...............................                2.31%                  2.22%
    Allowance for loan losses as a % of non-performing loans.....                  95%                    90%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS 118, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

        Total non-performing assets declined 4% to $8.9 million at March 31, 2003 from $9.3 million at December 31, 2002. The allowance for loan loss is 95% of the total non-performing loans as of March 31, 2003. Management believes that the allowance for loan losses is adequate for these loans and the remainder of the portfolio. As of March 31, 2003, there were no other interest bearing assets which required classification.

        During 2002, management, with the assistance of outside consultants, conducted a complete and comprehensive review process of lending processes and procedures. The outcomes include an improved workflow, improvement in processes and procedures, standardization of loan quality assessment, and improvement in the management of non-performing credits. These changes should improve asset quality subject to general economic conditions, which continue to show signs of weakness.

Allowance for Loan Losses (dollars in thousands)

                                                                           For the Three Months Ended March 31,
                                                                           ------------------------------------
                                                                                 2003                 2002
                                                                                 ----                 ----
    Balance at beginning of period...................................           $8,398                6,983
    Loans charged off................................................             (610)                (347)
    Recoveries of loans previously charged off.......................              154                   56
    Additions to allowance charged to operations.....................              525                  600
                                                                                ------               ------
         Balance at end of period....................................           $8,467               $7,292
                                                                                ======               ======

    Net loans charged off to average loans outstanding...............            .50%                  .30%

        For the three month period ended March 31, 2003 versus the same period in 2002, net loans charged off increased 57%. The decreased provision for loan losses charged to operations, reflects the decline in the loan portfolio and the probable losses inherent in the portfolio. The majority of loan charge offs, during the first three months of 2003, are from the commercial loan portfolio and the consumer indirect loan portfolio.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

                                                     March 31, 2003                    December 31, 2002
                                                     --------------                    -----------------
                                               Allowance        % of total        Allowance        % of total
                                                Amount           allowance          Amount          allowance
                                                ------           ---------          ------          ---------

Commercial.................                      $6,291              74%            $5,817              69%
Real estate mortgages......                         331               4                382               5
Consumer...................                       1,516              18              1,871              22
Subjective.................                         329               4                328               4
                                                 ------             ---             ------             ---
  Total....................                      $8,467             100%            $8,398             100%
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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix thereon:

                                                           March 31, 2003             December 31, 2002
                                                           --------------             -----------------

                                                        Balance           %          Balance         %
                                                        -------           -          -------         -

    Non-interest bearing demand ................         $49,779          13%         $52,622        13%
    NOW accounts ...............................          40,182          10           41,875        11
    MMDA/Savings ...............................          99,092          26           98,870        25
    Time - negotiable brokered .................          49,171          13           53,259        13
    Time .......................................         147,369          38          150,786        38
                                                        --------         ---         --------       ---
        Total Deposits .........................        $385,593         100%        $397,412       100%
                                                        ========         ====        ========       ====

        Total deposits decreased $11.8 million from $397 million at December 31, 2002 to $386 million at March 31, 2003. Non-interest bearing deposits declined $2.8 million, NOW, MMDA and savings deposits declined $1.5 million and time deposits decreased $7.5 million. The decrease in time deposits includes brokered CD’s, which decreased $4.1 million, time deposits under $100,000, which decreased $2.6 million and time deposits greater than $100,000, which decreased $.8 million. Due to an increase in local deposits, that has occurred over the past 12 months, the Bank was able to reduce its use of brokered time deposits. The average cost of funds for brokered deposits is at least 30 basis points higher than local deposits. The Bank’s plan of decreasing dependence on brokered deposits will lower the average cost of funds.

        Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank’s strategic plan. The checking and savings product mix has also been realigned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. Uncertainties in the equity markets have brought some deposits in the Bank, but the largest percentage of growth has been from acquiring more of existing customers’ relationships. The Bank expects this trend to continue. Additionally, a Company wide training program, to educate every employee on new products, has been implemented. The Bank has also introduced internet banking as a new alternative for customer access.

        The use of alternative funding sources such as fed funds, brokered certificates and FHLB advances supplement the Bank’s core deposits and also is an integral component of the Bank’s asset/liability management effort. Borrowed funds, from the Federal Home Loan Bank, were $34 million at both December 31, 2002 and March 31, 2003.

RESULTS OF OPERATIONS

Summary

        Net income equaled $.7 million for the three months ended March 31, 2003, compared to $1.4 million for the same period in 2002. This is a 49% decrease from the same period in 2002. The decrease from the comparable period in 2002 is the result of a declining trend in net interest margin due to the low interest rate environment, a decrease in net mortgage banking activities and an increase in non-interest expense.

Earnings Performance (dollars in thousands, except per share data)

                                                     For the Three Months Ended March 31,
                                                  --------------------------------------------
                                                          2003                  2002
                                                          ----                  ----

Net Income..................................              $671                 $1,364
  Per Share.................................             $0.33                  $0.67

Earnings ratios:
  Return on average assets..................             0.51%                  1.08%
  Return on average equity..................             5.17%                 11.03%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

                                                     For the Three Months Ended March 31,
                                                  --------------------------------------------
                                                          2003                  2002
                                                          ----                  ----

Average earning assets......................            $493,971               $480,272
Tax equivalent net interest income..........               4,477                  5,174

As a percentage of average earning assets:
  Tax equivalent interest income............               5.95%                  7.07%
  Interest expense..........................               2.63%                  3.25%
                                                           -----                  -----
  Interest spread...........................               3.32%                  3.82%

  Tax equivalent net interest income........               3.68%                  4.37%

Average earning assets as a percentage of
average assets..............................               92.8%                  93.2%

        Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income decreased $681,000 to $4,362,000 for the first quarter of 2003, a 13% decrease from the same period in 2002, of which $331,000 was due to a decline in volume and $366,000 was due to a decline in interest rates.

        In the first quarter of 2003, the yield on total earning assets decreased 112 basis points, compared to the same period in 2002. This compares to a 62 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased for the first quarter of 2003 compared to the same period in 2002. The compression is a result of significant commercial loan refinancing from long-term fixed rates to short-term variable rates and an increase in the dollar amount of loans for which the Bank stopped accruing interest, combined with the lowest interest rates in 40 years, which compressed the Corporation’s net interest margin.

        Management expects continued pressure on the fully taxable-equivalent (FTE) net interest margin, because of fierce competition for deposits in its local markets, increased sophistication of funds management by the Corporation’s customers and the low interest rate environment. There is no assurance regarding rates and the Corporation’s net interest margin.

Provision for loan losses

        The provision for loan losses charged to earnings was $525,000 in the first quarter of 2003, which is slightly lower than the $600,000 for the first quarter of 2002. The decrease in the provision reflects the recent changes that management has made in an effort to improve credit quality.

        Management has taken significant steps to improve underwriting standards and loan administration and has decided to exit the indirect consumer loan business. These changes should improve asset quality subject to general economic conditions, which continue to show signs of overall weakness.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale, gains from loan sales to the Federal Home Loan Mortgage Corporation (FHLMC) loans. The Bank retains the servicing rights on the loans sold to FHLMC. Non-interest income decreased $139,000 or 9% for the three-month period ended March 31, 2003 versus the same period for 2002. The decrease was due to a $164,000 increase in the amortization of mortgage servicing rights and a $75,000 impairment of mortgage servicing rights. This increase in amortization and impairment is a direct result of a low interest rate environment, which caused a significant increase in the mortgage refinance business. The Bank anticipates lower volume in mortgage activity for the remainder of the year. Loan servicing fees increased $54,000, or 53% for the first quarter of 2003, versus the same period in 2002. This increase is the result of the increase that occurred during 2002, in the number of loans that the Bank was servicing for FHLMC. Service charges on deposit accounts increased $76,000, a 18% increase for the three-month period ended March 31, 2003 versus 2002. This increase was a result of continued growth in the number of new accounts and a change in the service charge structure. Insurance revenue increased 22%, or $72,000. This increase was a result of profit-sharing revenue and continued growth in the number of new insurance customers.

Non-interest Expense (dollars in thousands)

                                                                 For the Three Months Ended March 31,
                                                              -------------------------------------------

                                                                      2003                  2002
                                                                      ----                  ----

    Salaries .............................................            $1,845               $1,817
    Employee benefits ....................................               584                  505
    Occupancy ............................................               302                  292
    Equipment ............................................               271                  254
    Data processing & software ...........................               269                  218
    Legal & professional .................................               153                  121
    Printing and supplies .............................                  119                  113
    Marketing ............................................                94                  100
    Other ................................................               648                  584
                                                                      ------               ------

         Total non-interest expense ......................            $4,285               $4,004
                                                                      ======               ======

        Non-interest expense increased $281,000 or 7% for the three-month period ended March 31, 2003 versus 2002. The Corporation’s employee benefits expense increased $79,000, or 16% for the three-month period ended March 31, 2003 versus 2002. The increase reflects rising costs in medical insurance plans, a higher number of medical claims and more employees enrolled in the plan. Data processing & software expense increased $51,000, or 23% for the three-month period ended March 31, 2003, versus 2002. The increase is a result of the introduction of internet banking, upgrades to the Bank’s lending software and increasing costs for software support. Legal & Professional fees increased 26%, or $32,000. The increase is a result of outside audit and other consulting expense. Other expenses increased 11%, or $64,000 for the three-month period ended March 31, 2003 versus 2002. The increase in other non-interest expense is largely due to an increase in FDIC fees due to issues discussed under Bank Regulatory Matters.

Provision for Federal Income Tax

        The provision for income taxes was $220,000, which equates to an effective tax rate of 25% for the three month period ended March 31, 2003 compared to $553,000, effective tax rate of 29% in 2002. The decrease in the effective tax rate for the three-month period ended March 31, 2003 is a result of reduced income being offset by tax-exempt income. This difference between the Corporation’s effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. Tax-exempt income, net of nondeductible interest expense totaled $238,000 and $279,000 for periods ended March 31, 2003 and 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. For the three-month period ended March 31, 2003 total shareholders’ equity increased $221,000, which includes a $484,000 decrease of accumulated other comprehensive income.

        There are minimum risk based capital regulatory guidelines placed on the Corporation’s capital by The Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s ratios at March 31, 2003:

Capital Resources (dollars in thousands)

                                                Regulatory Requirements
                                              Adequately          Well
                                              Capitalized     Capitalized       March 31, 2003       December 31, 2002
                                              -----------     -----------       --------------       -----------------

    Tier 1 capital.....................                                              $50,857                 $50,138
    Tier 2 capital......................                                               4,992                   5,144
                                                                                     -------                 -------
    Total qualifying capital............                                             $55,849                 $55,282
                                                                                     =======                 =======

    Ratio of capital to total assets
    Tier 1 leverage ratio...............          4%               5%                  9.53%                   9.40%
    Tier 1 risk-based capital...........          4%               6%                 12.97%                  12.44%
    Total risk-based capital............          8%              10%                 14.24%                  13.71%

Asset/Liability Gap Position (dollars in thousands)

                                                                      As of March 31, 2003
                                            ------------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................        $36,052        $     -       $      -       $     -       $ 36,052
  Loans................................        167,213         27,423        123,150        49,021        366,807
  Securities (including restricted
     investments)......................         38,976          3,657         31,929        18,301         92,863
  Loans held for sale..................          5,059              -              -             -          5,059
                                               -------        -------        -------       -------        -------
  Total interest earning assets........       $247,300        $31,080       $155,079       $67,322       $500,781
                                              ========        =======       ========       =======       ========

Interest bearing liabilities:
  Savings & NOW........................        $74,975         $6,576        $35,072       $22,650       $139,273
  Time.................................         47,812         61,001         84,666         3,061        196,540
                                               -------        -------        -------       -------        -------
  Total interest bearing deposits......        122,787         67,577        119,738        25,711        335,813
  Other borrowings.....................         53,228              -         16,200        16,800         86,228
                                               -------        -------        -------       -------        -------

   Total interest bearing liabilities..       $176,015        $67,577       $135,938       $42,511       $422,041
                                              ========        =======       ========       =======       ========

Rate sensitivity gap and ratios:
  Gap for period.......................         71,285        (36,497)        19,141        24,811
  Cumulative gap.......................         71,285         34,788         53,929        78,740
  Period gap ratio.....................           1.40            0.46          1.14          1.58
  Cumulative gap ratio.................           1.40            1.14          1.14          1.19
Gap /Total Earning assets
  Period...............................          14.2%           (7.3%)         3.8%          5.0%
  Cumulative...........................          14.2%            6.9%         10.8%         15.7%

        The asset/liability gap reflects the scheduled repayment and maturities of the Corporation’s loans and investments. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Also, savings and NOW accounts, which have a variable interest rate, are treated as not immediately sensitive to changes in interest rates, based on the Corporation’s historical experience and future intentions. Management attempts to reflect the sensitivity of assets and liabilities, however, customer behavior in different rate and economic environments in not entirely predictable. As such, interest rate risk cannot be eliminated.

        As of March 31, 2003 the cumulative one-year gap position was asset sensitive, approximately 6.9% of total earning assets. The table above reflects that the Corporation has an asset repricing gap of $71 million at 3 months and an asset repricing gap of $35 million at one year. The Corporation's gap position indicates that within one year, the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management is comfortable with the Corporation's current GAP position and interest rate exposure and will continue to invest in assets and fund liabilities with the intent of maintaining a neutral GAP position. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Corporation.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

                                         Market Value of
Change in Interest Rates                    Portfolio              Percent           Net Interest          Percent
                                            Equity(1)              Change             Income(2)            Change
                                        -------------------    ----------------    -----------------    --------------
     300 basis point rise                    $26,957                -33.9%              $18,440               11.0%
     200 basis point rise                     31,470                -22.8%               17,854                7.4%
     100 basis point rise                     36,104                -11.4%               17,255                3.8%
     Base rate                                40,766                  -                  16,620                -
     100 basis point decline                  45,236                 11.0%               15,761               -5.2%
     200 basis point decline                  50,454                 23.8%               13,845              -16.7%
     300 basis point decline                  58,123                 42.6%               11,657              -29.9%
(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

        Simulations models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of a simulation model is relatively new at the Corporation and changes in the assumptions could impact the results. Simulation models require the ability to accurately predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors.

Liquidity

        Liquidity management is a significant responsibility of the Asset and Liability Management Committee (ALCO). The objective of liquidity management is to ensure the availability of funds to meet the demands of depositors and borrowers. The primary sources of liquidity include the repayment of customer loans, maturity of and repayment of Corporation investments, deposits, and borrowings. The Bank also has at its disposal the ability to borrow funds from other banks, borrow funds from the Federal Home Loan Bank, and purchase brokered certificates of deposits from outside the Bank’s market area. The use of brokered certificates of deposit decreased by $4.1 million from December 31, 2002 to March 31, 2003.

        Cash and cash equivalents equaled 9% of total assets as of March 31, 2003 versus 3% as of March 31, 2002. Net cash used in operations was $2.7 million for the three-month period ended March 31, 2003, compared to the $6.9 million that was provided by operations for the three-month period ended March 31, 2002. Investing activities provided $.7 million during the first quarter of 2003, versus $13.4 that was used in investing activities during the first quarter of 2002. Financing activities used $8.5 million during the three-month period ended March 31, 2003, compared to $10.3 million that was provided by financing activities during the three-month period ended March 31, 2002. The accumulated effect of the Corporation’s operating, investing and financing activities was a $10.5 million decrease in cash and cash equivalents during the three-month period ended March 31, 2003, compared to a $3.8 million increase in cash and cash equivalents during the three month period ended March 31, 2002. The Corporation’s liquidity is considered adequate by management.

        The Company’s primary source of liquidity includes deposit growth, asset sales and ability to borrow funds. At year-end the Company had unused federal funds borrowing capacity of $33 million as well as access to the brokered deposit market.

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

Contractual Obligations (dollars in thousands)

                                                                 Payments Due by Period
                                       ----------------------------------------------------------------------------
                                                         Less than        1 - 3          4 - 5         After 5
                                            Total         1 year          years          years          years
                                            -----         ------          -----          -----          -----
Debt                                         $42,598          $2,494        $15,873         $5,125         $19,106
                                             -------          ------        -------         ------         -------
Total contractual cash obligations           $42,598          $2,494        $15,873         $5,125         $19,106

        The debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio. Payments of the advances include monthly interest payments and principal payments that are due upon maturity.

Other Commercial Commitments

                                                      Amount of Commitment Expiration Per Period
                                       ----------------------------------------------------------------------------
                                            Total
                                           Amounts       Less than        1 - 3          4 - 5         After 5
                                          Committed       1 year          years          years          years
                                          ---------       ------          -----          -----          -----
Lines of credit                               $53,880         $49,050         $3,289        $1,525           $16
Standby letters of credit                       5,279           4,953            314            12             -
Other commercial commitments                   10,575          10,575              -             -             -
                                              -------         -------        -------       -------       -------
Total commercial commitments                  $69,734         $64,578         $3,603        $1,537           $16

        All of the commercial commitments are underwritten using the commercial loan underwriting guidelines.

Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 165,000 options under the Employees’ Plan and up to 35,000 options under the Directors’ Plan.

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options have been awarded in 2003. During 2002, 14,747 options were awarded with an exercise price of $44.50 per share.

The following tables summarize information about stock option transactions:

                                             March 31, 2003                      March 31, 2002
                                     --------------------------------    -------------------------------
                                                          Average                             Average
                                                           Option                             Option
                                         Shares            Price             Shares            Price
                                     -------------    ---------------    -------------    --------------

Outstanding, beginning of period..          44,130            $49.62            34,395           $51.65

Granted...........................               -                 -            14,747            44.50

Exercised.........................               -                 -                 -                -

Forfeited/expired.................         (6,000)             51.67                 -                -
                                     -------------    ---------------    -------------    --------------

Outstanding, end of period........          38,130             49.30            49,142            49.51
                                     =============    ===============    =============    ==============

Exercisable, end of period........         38,130             $49.30            34,395           $51.65
                                     =============    ===============    =============    ==============

                                                   Options Outstanding                  Number of
                                         ------------------ -- -------------------
                                               Number              Wgt. Avg.              Options
                      Exercise               Outstanding           Remaining            Exercisable
                        Price              Mar. 31, 2003        Contractual Life        Mar. 31, 2003
                 --------------------    ------------------    -------------------    ------------------
                        $44.50                       12,400        8.85 years                     12,400
                        $50.00                       17,458        7.02 years                     17,458
                        $55.00                        8,272        6.75 years                      8,272
                                         ------------------    -------------------    ------------------
                         Total                       38,130        7.56 years                     38,130
                                         ==================    ===================    ==================

        All options expire 10 years after the date of the grant; 137,113 shares are reserved for future issuance under the Employee Stock Compensation Plan and 24,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

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

        Had compensation costs for the Corporation’s stock option plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                       March 31,        March 31,
                                                                          2003             2002
                                                                      -------------    -------------
Net Income                                          As Reported             $671           $1,364
                                                    Pro Forma               $712           $1,345

Earnings Per Share                                  As Reported            $0.33            $0.67
                                                    Pro Forma              $0.35            $0.66

Earnings Per Share - assuming dilution              As Reported            $0.33            $0.67
                                                    Pro Forma              $0.35            $0.66

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                       March 31,        March 31,
                                                                          2003             2002
                                                                      -------------    -------------
Dividend yield...................................................          -              1.71%
Expected life....................................................          -             9 years
Expected volatility..............................................          -              4.96%
Risk-free interest rate..........................................          -              3.83%
Weighted-average fair value per share of options granted during the
    year.........................................................          -              $9.63

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

        The Corporation’s exposure to market risk is reviewed on a regular basis by the Asset and Liability Management Committee (See “Market Risk”). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Corporation has no market risk sensitive instruments held for trading purposes.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls

        There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - None
Item 2.	Changes in Securities and Use of Proceeds - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders - None
Item 5.	Other Information - None
Item 6.	Exhibits and Reports on 8-K
(a)	Exhibits
	99.1	Certificate of the Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8K - None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date:   May 15, 2003

CERTIFICATIONS

I, Patrick K. Gill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of O.A.K. Financial Corporation;

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

I, James A. Luyk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of O.A.K. Financial Corporation;

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

Exhibit 99.1

I, Patrick K. Gill, Chief Executive Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: May 15, 2003

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

Exhibit 99.2

I, James A. Luyk, Chief Financial Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: May 15, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer