Form 10-Q
period 2003-06-30
O A K FINANCIAL CORP
filed 2003-08-14
CIK 1038459

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,040,780 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 14, 2003.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Item 4.
	Controls and Procedures	3 - 6 7 - 8 9 - 21 22 22
Part II.	Other Information
	Item 1. Legal Proceedings	23
	Item 2. Changes in Securities and Use of Proceeds	23
	Item 3. Defaults Upon Senior Securities	23
	Item 4. Submission of Matters to a Vote of Security Holders	23
	Item 5. Other Information	23
	Item 6. Exhibits and Reports on Form 8-K	23
Signatures		24
Exhibit Index		25

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands)
                                                                                 June 30,            December 31,
                                                                                   2003                  2002
     ASSETS                                                                     (Unaudited)
                                                                            --------------------  -------------------

Cash and due from banks..................................................            $12,693              $17,329
Federal funds sold.......................................................             40,681               39,675
                                                                                      ------               ------
Cash and cash equivalents................................................             53,374               57,004

Available-for-sale securities............................................             93,424               81,125

Total Loans .............................................................            345,738              377,567
Allowance for loan losses................................................             (8,433)              (8,398)
                                                                                      -------              -------
Net Loans................................................................            337,305              369,169

Loans held for sale......................................................              6,883                1,896
Accrued interest receivable..............................................              2,472                2,908
Premises and equipment, net..............................................             14,623               15,010
Restricted investments...................................................              2,927                2,900
Other assets.............................................................              9,800                7,460
                                                                                       -----                -----

Total assets.............................................................           $520,808             $537,472
                                                                                    ========             ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing.........................................................           $327,453             $344,790
Non-interest bearing.....................................................             58,761               52,622
                                                                                      ------               ------

Total deposits...........................................................            386,214              397,412

Securities sold under agreements to repurchase
  and federal funds purchased............................................             42,341               47,896
Borrowed funds...........................................................             34,000               35,000
Other liabilities........................................................              4,301                4,558
                                                                                       -----                -----

Total liabilities........................................................            466,856              484,866

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
  2,040,780 shares issued and outstanding ...............................              2,041                2,041
Additional paid-in capital...............................................              6,297                6,307
Retained earnings........................................................             44,012               42,716
Accumulated other comprehensive income ..................................              1,881                1,868
Unallocated common stock held by ESOP....................................               (279)                (326)
                                                                                        -----                -----

Total stockholders' equity...............................................             53,952               52,606
                                                                                      ------               ------

Total liabilities and stockholders' equity...............................           $520,808             $537,472
                                                                                    ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

        (Dollars in thousands except per share data)                        Three Months and Six Months ended
                                                                                 June 30, 2003 and 2002
                                                                                      (Unaudited)
                                                                     Three Months                      Six Months
                                                                     ------------                      ----------
                                                                2003             2002            2003             2002
Interest Income                                                 ----             ----            ----             ----
Interest and fees on loans.............................         $6,050           $7,105          $12,199          $14,542
Available-for-sale securities..........................            812              832            1,673            1,676
Restricted investments.................................             41               45               82               88
Federal funds sold.....................................             78                4              159               13
                                                                    --               --              ---               --

Total interest income..................................          6,981            7,986           14,113           16,319
                                                                 -----            -----           ------           ------

Interest expense
Deposits...............................................          1,990            2,572            4,155            5,129
Borrowed funds.........................................            441              503              886            1,075
Securities sold under agreements to repurchase.........            131              159              291              320
                                                                   ---              ---              ---              ---

Total interest expense.................................          2,562            3,234            5,332            6,524
                                                                 -----            -----            -----            -----

Net interest income....................................          4,419            4,752            8,781            9,795

Provision for loan losses..............................              -            2,045              525            2,645
                                                                 -----            -----            -----            -----

Net interest income after provision for loan losses....          4,419            2,707            8,256            7,150
                                                                 -----            -----            -----            -----

Non-interest income
Service charges on deposit accounts....................            544              472            1,036              888
Net gain on sales of loans held for sale...............            932              336            1,589            1,040
Amortization of mortgage servicing rights..............           (639)            (119)          (1,037)            (353)
Impairment of mortgage servicing rights................              -                -              (75)               -
Loan servicing fees....................................            143              121              299              223
Net gain on sales of available-for-sale securities.....              1               33                1               81
Insurance premiums.....................................            274              258              679              591
Brokerage fees.........................................             97               74              141              131
Other..................................................            163               58              221              110
                                                                   ---               --              ---              ---

Total non-interest income..............................          1,515            1,233            2,854            2,711
                                                                 -----            -----            -----            -----

Non-interest expenses
Salaries...............................................          1,986            1,740            3,831            3,557
Employee benefits......................................            425              426            1,009              931
Occupancy (net)........................................            335              301              637              593
Furniture and fixtures.................................            286              250              557              504
Other..................................................          1,340            1,258            2,623            2,394
                                                                 -----            -----            -----            -----

Total non-interest expenses............................          4,372            3,975            8,657            7,979
                                                                 -----            -----            -----            -----

Income before federal income taxes.....................          1,562              (35)           2,453            1,882

Federal income taxes...................................            447             (102)             667              451
                                                                   ---             -----             ---              ---

Net income.............................................         $1,115              $67           $1,786           $1,431
                                                                ======              ===           ======           ======

Income per common share:
Basic..................................................          $0.55            $0.03            $0.88            $0.70
                                                                 =====            ====             =====            =====
Diluted................................................          $0.55            $0.03            $0.88            $0.70
                                                                 =====            ====             =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 (Dollars in thousands)                                                Six Months Ended June 30,
                                                                                              (Unaudited)
                                                                                     2003                     2002
                                                                              -------------------      -------------------

Shares of common stock issued and outstanding
Balance, beginning of period...........................................                   2,041                    2,041
Common stock issued....................................................                       -                        -
                                                                                          -----                    -----

Balance, end of period.................................................                   2,041                    2,041
                                                                                          =====                    =====

Common stock
Balance, beginning of period...........................................                  $2,041                   $2,041
Common stock issued....................................................                       -                        -
                                                                                          -----                    -----

Balance, end of period.................................................                   2,041                    2,041
                                                                                          -----                    -----

Additional paid-in-capital
Balance, beginning of period...........................................                   6,307                    6,302
Allocation of ESOP shares..............................................                     (10)                      (5)
                                                                                          ------                   ------

Balance, end of period.................................................                   6,297                    6,297

Retained earnings
Balance, beginning of period...........................................                  42,716                   40,396
Unallocated ESOP shares................................................                       -                        6
Cash dividends.........................................................                    (490)                    (976)
Net income.............................................................                   1,786                    1,431
                                                                                          -----                    -----

Balance, end of period.................................................                  44,012                   40,857
                                                                                         ------                   ------

Accumulated other comprehensive (loss) income
Balance, beginning of period...........................................                   1,868                      916
Other comprehensive income (loss)......................................                      13                      365
                                                                                          -----                    -----

Balance, end of period.................................................                   1,881                    1,281
                                                                                          -----                    -----

Unallocated common stock held by ESOP
Balance, beginning of period...........................................                    (326)                    (373)
Allocation of ESOP shares..............................................                      47                       47
                                                                                          -----                    -----

Balance, end of period.................................................                    (279)                    (326)
                                                                                          ------                   ------

Total stockholders' equity.............................................                 $53,952                  $50,150
                                                                                        =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (Dollars in thousands)                                               Six Months Ended June 30,
                                                                                              (Unaudited)
                                                                               ------------------------------------------
                                                                                     2003                    2002
                                                                               ------------------      ------------------
Cash flows from operating activities
  Net income...........................................................                 $1,786                  $1,431
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.......................................                   556                     482
    Provision for loan losses...........................................                   525                   2,645
    Proceeds from sales of loans held for sale..........................                86,663                  76,497
    Originations of loans held for sale.................................               (90,054)                (67,720)
    Net gain on sales of available-for-sale securities..................                    (1)                    (81)
    Net gain on sales of loans held for sale............................                (1,589)                   (832)
    Net amortization of investment premiums.............................                   379                     203
    Loss on sales of property and equipment.............................                     6                       9
    Deferred federal income taxes (benefit).............................                    23                    (483)
    Changes in operating assets and liabilities which (used) provided cash:
       Accrued interest receivable......................................                   436                     153
       Other assets.....................................................                (2,361)                   (918)
       Other liabilities................................................                  (208)                   (188)
                                                                                          -----                   -----
Net cash (used in) provided by operating activities.....................                (3,839)                 11,198
                                                                                        -------                 ------

Cash flows from investing activities
  Available-for-sale securities
    Proceeds from maturities............................................                 9,786                  12,755
    Proceeds from sales.................................................                     -                   3,503
    Purchases...........................................................               (22,470)                (13,240)
  Purchases of restricted investments...................................                   (27)                      -
  Net decrease (increase) in loans held for investment..................                31,338                 (17,741)
  Purchases of premises and equipment...................................                  (177)                 (3,223)
  Proceeds from the sale of premises and equipment......................                     2                      24
                                                                                             -                      --
Net cash provided by (used) in investing activities.....................                18,452                 (17,922)
                                                                                        ------                 --------

Cash flows from financing activities
  Net (decrease) increase in deposits...................................               (11,198)                 21,439
  Net increase in TT&L note.............................................                     -                   1,400
  Proceeds from FHLB borrowings.........................................                     -                   4,000
  Repayments of FHLB borrowings.........................................                (1,000)                 (4,000)
  Net other borrowed funds (repayments).................................                     -                     (20)
  Dividends paid........................................................                  (490)                   (976)
  Net decrease in securities sold under
   Agreements to repurchase and fed funds purchased.....................                (5,555)                 (9,180)
                                                                                        -------                 -------
Net cash (used in) provided by financing activities ....................               (18,243)                 12,663
                                                                                       --------                 ------

Net (decrease) increase in cash and cash equivalents ...................                (3,630)                  5,939

Cash and cash equivalents, beginning of period..........................                57,004                  12,052
                                                                                        ------                  ------

Cash and cash equivalents, end of period ...............................               $53,374                 $17,991
                                                                                       =======                 =======

Supplementary cash flows information
  Interest paid.........................................................                $5,612                  $6,627
  Income taxes paid.....................................................                  $350                    $962

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

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

                                                      Three Months ended June 30,        Six Months ended June 30,
                                                    --------------------------------  --------------------------------
                                                         2003             2002            2003              2002
                                                    ----------------  --------------  --------------    --------------
Average shares outstanding                               2,041             2,041           2,041             2,041
Average ESOP shares not committed to be released            (6)               (7)             (6)               (7)
                                                    ----------------  --------------  --------------    --------------
Shares outstanding for basic earnings per share          2,035             2,034           2,035             2,034
Dilutive shares from stock option plans                      -                 -               -                 -
                                                    ----------------  --------------  --------------    --------------
Shares outstanding for dilutive earnings per share       2,035             2,034           2,035             2,034
                                                    ----------------  --------------  --------------    --------------

Note 3 – Comprehensive Income (in thousands)

                                                      Three Months ended June 30,        Six Months ended June 30,
                                                    --------------------------------  --------------------------------
                                                         2003             2002            2003              2002
                                                    ----------------  --------------  --------------    --------------
Net Income                                              $1,115               $67          $1,786            $1,431
Net Change in unrealized gain on securities
       available-for-sale, net of tax                      497               428              13               364
                                                    ----------------  --------------  --------------    --------------
Comprehensive income                                    $1,612              $495          $1,799            $1,795
                                                    ================  ==============  ==============    ==============

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

        Impaired loans as of June 30, 2003 and December 31, 2002 were $15.0 million and $26.2 million, respectively. The allowance for impaired loans was $2.2 million and $3.1 million as of June 30, 2003 and December 31, 2002, respectively. Non-performing loans totaled $3.1 million at June 30, 2003 compared to $9.3 million at December 31, 2002.

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

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

Bank Regulatory Matters

        On October 4, 2002, O.A.K. Financial Corporation (the “Corporation”) and Byron Center State Bank (the “Bank”) entered into a Written Agreement with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. The Written Agreement addresses issues including management and asset quality. While the Written Agreement is in effect, the Corporation and the Bank will need prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation. The Corporation also agrees that, without prior regulatory approval, it will not incur debt or redeem any stock. At June 30, 2003, Bank management reports compliance with all the provisions of the written agreement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        O.A.K. Financial Corporation (the “Corporation”) is a single bank holding company, which owns O.A.K. ELC, which is discussed below under Special Purpose Entities, and Byron Center State Bank (the “Bank”). The Bank has eleven banking offices serving eleven communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, O.A.K. Financial Services and Byron Acquisition, LLC, which is discussed below under Special Purpose Entities. O.A.K. Financial Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which sells property and casualty, life, disability and long-term care insurance products.

        The following is management’s discussion and analysis of the factors that influenced O.A.K. Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2002 annual report on Form 10-K and the audited financial statements and notes contained therein.

Special Purpose Entities

        O.A.K. ELC is an employee leasing company that leases employees to Byron Center State Bank, O.A.K. Financial Services and Dornbush Insurance Agency. The purpose of O.A.K. ELC is to reduce the administrative burden of multiple payrolls, reduce the payroll tax reporting burden, and facilitate the ability to allocate shared employment cost between business units. The financial results of O.A.K. ELC and elimination of inter-company transactions are included in the consolidated results of the corporation.

        Byron Acquisition, LLC, a Michigan limited liability company was established to hold certain bank property. The purpose of Byron Acquisition, LLC, is to protect the corporation from the potential liability that could arise as a result of the property’s use by a non-consolidated operating entity. The financial results of Byron Acquisition, LLC and elimination of inter-company transactions are included in the consolidated results of the corporation.

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

        Commercial loan rating system and identification of impaired loans – The Corporation has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Corporation employs both internal and external loan review services to assess risk ratings.

        Originated mortgage-servicing rights (“OMSR”) — The Corporation records the original “OMSR” based on market data. The “OMSR” is amortized over the shorter of seven years or actual loan repayment of the underlying mortgages. Additionally, an independent third party valuation is performed to determine potential impairment of the “OMSR” as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact of the carrying value of the mortgage servicing assets.

FINANCIAL CONDITION

Summary

        Total assets decreased $17 million, or 3.1% to $521 million from December 31, 2002 to June 30, 2003. The significant changes were a decrease in net loans receivable of $32 million, a 8.6% decrease of which the commercial loan portfolio decreased $24 million, the consumer loan portfolio decreased $10 million, and the residential real estate portfolio increased 2 million. The decrease in loans is the result of increased competition and steps that management has taken to improve credit quality of the loan portfolio. Deposits decreased $11 million, 3.0% to $386 million from December 31, 2002 to June 30, 2003. Interest-bearing deposits decreased $17 million and non-interest bearing deposits increased $6 million. The significant change in the interest bearing deposits came from a decrease in time deposits of $21 million. Time deposits $100,000 or greater decreased $9 million, time deposits under $100,000 decreased $6 million and brokered time deposits decreased $6 million from December 31, 2002 to June 30, 2003. The decrease in deposits is mainly the result of a change in pricing strategy with less focus on premium pricing and decreased reliance on brokered deposits and public certificates of deposit over $100,000.

Securities (dollars in thousands)

        The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Corporation’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of the Corporation’s securities are classified as held-for-sale. The Corporation’s total holdings increased $12 million from December 31, 2002 to June 30, 2003. The increase in the investment portfolio is intended to manage the Bank’s interest rate risk associated with further declines in interest rates. See Asset/Liability Gap Position.

                                                        Amortized               Fair                 Amount
                                                           Cost                Value                Pledged
Securities available-for-sale                              ----                -----                -------
     June 30, 2003..............................         $89,928               $93,424               $83,727
     December 31, 2002..........................         $78,297               $81,125               $74,672

        The majority of the securities are pledged to secure borrowed funds from the Federal Home Loan Bank, and securities sold under agreements to repurchase and other purposes as required or permitted by law. Pledged securities totaling $16 million at June 30, 2003 and $13 million at December 31, 2002 were available as additional liquidity.

Portfolio Loans

        The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The loan portfolio mix at June 30, 2003 consisted of 54% commercial real estate, 20% residential real estate, 14% commercial and 12% consumer installment. The Bank’s consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation (“FHLMC”). However, the Bank retains servicing rights on the majority of such loans sold. At June 30, 2003 and December 31, 2002, the Bank was servicing loans for FHLMC totaling $248 million and $259 million, respectively. The percentage of consumer loans as a percent of total loans is expected to decline. The Bank has taken steps to improve consumer credit quality that will result in a decline in indirect consumer lending. Indirect consumer loans declined from $31 million at December 31, 2002 to $23 million at June 30, 2003. It is expected that the indirect consumer loan portfolio will continue to shrink throughout the year. The commercial real estate loan portfolio declined $23 million from December 31, 2002 to June 30, 2003. This was the result of increased competition in the local market and steps taken to improve commercial credit quality. The decline in total loans and change in the loan mix will result in a lower yield on total earnings assets.

Loan Portfolio Composition (dollars in thousands)

                                                           June 30, 2003          December 31, 2002
                                                           -------------          -----------------
                                                          Amount         %        Amount         %
                                                          ------         -        ------         -

          Commercial Real Estate....................     $186,024       54       $209,174        55
          Residential Real Estate...................       67,731       20         65,322        17
          Commercial................................       48,937       14         49,913        13
          Consumer..................................       43,046       12         53,158        15
                                                           ------       --         ------        --
            Total loans............................      $345,738      100%      $377,567       100%
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

        The low interest rate environment resulted in a significant amount of re-financing during 2002 and this trend continued through the first half of 2003. Consumers refinanced mortgage loans to lock in the lower interest rates. Although the current pipeline is near record levels, management does not expect the abnormally high mortgage refinance volume to continue. For discussion regarding interest rate risk exposure and management of this risk see the “Interest Rate Risk” and “Asset/Liability Gap Position” sections.

Non-performing Assets (dollars in thousands)

                                                                          June 30, 2003         December 31, 2002
                                                                          -------------         -----------------
    Non-accrual loans............................................               $1,989                 $8,290
    90 days or more past due & still accruing....................                1,147                  1,018
                                                                                ------                 ------
         Total Non-performing Loans..............................                3,136                  9,308
    Other real estate............................................                2,749                      -
                                                                                ------                 ------
        Total Non-performing Assets..............................               $5,885                 $9,308
                                                                                ======                 ======

    As a percentage of portfolio loans
         Non-performing loans....................................                0.91%                  2.47%
         Non-performing assets...................................                1.70%                  2.47%
         Allowance for loan losses...............................                2.44%                  2.22%
    Allowance for loan losses as a % of non-performing assets....                 143%                    90%

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

        Total non-performing assets declined 37% to $5.9 million at June 30, 2003 from $9.3 million at December 31, 2002. The allowance for loan loss is 143% of the total non-performing assets as of June 30, 2003, compared to 90% as of December 31, 2002. As of June 30, 2003, there were no other interest bearing assets which required classification as non-performing.

Allowance for Loan Losses (dollars in thousands)

                                                     For the Three Months Ended         For the Six Months Ended
                                                              June 30,                          June 30,
                                                    ------------------------------    -----------------------------
                                                        2003            2002              2003           2002
                                                        ----            ----              ----           ----
Balance at beginning of period....................      $8,467         $7,292             $8,398         $6,983
Loans charged off.................................        (249)          (993)              (859)        (1,340)
Recoveries of loans previously charged off........         215             82                369            138
Additions to allowance charged to operations......           -          2,045                525          2,645
                                                        ------         ------             ------         ------
Balance at end of period..........................      $8,433         $8,467             $8,433         $8,426
                                                        ======         ======             ======         ======

Net loans charged off to average loans outstanding        .04%           .92%               .27%           .62%

        The allowance for loan losses represents the Corporation’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends and economic conditions and industry trends.

        Inherent risks and uncertainties related to the operation of a financial institution require management to rely on estimates, appraisals and evaluations of loans to prepare the Corporation’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

        For the three-month period ended June 30, 2003 versus the same period in 2002, net loans charged off declined 96%. The provision for loan losses charged to operations declined to zero for the three-month period ended June 30, 2003 versus $2 million for the same period in 2002. Net charge offs declined 59% for the six-month period ended June 30, 2003 versus the same period in 2002. The provision for loan losses charged to operations declined to $.5 million for the six-month period ended June 30, 2003 versus $2.6 million for the same period in 2002. The decreased provision for loan losses charged to operations, reflects the decline in the loan portfolio and the probable losses inherent in the portfolio, as well as the significant reductions that have been made to the Bank’s non-performing assets. The majority of loan charge offs, during the first six months of 2003, are from the commercial loan portfolio and the consumer loan portfolio. Management believes that the allowance for loan losses is adequate for the current level of non-performing assets and the remainder of the loan portfolio.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

                                                     June 30, 2003                     December 31, 2002
                                                     -------------                     -----------------
                                               Allowance        % of total        Allowance        % of total
                                                Amount           allowance          Amount          allowance
                                                ------           ---------          ------          ---------

Commercial and Commercial Real Estate            $5,207              62%            $5,817              69%
Residential real estate..............               280               3                382               5
Consumer.............................             1,482              18              1,871              22
Subjective...........................             1,464              17                328               4
                                                 ------             ---             ------             ---
  Total..............................            $8,433             100%            $8,398             100%
                                                 ======             ===             ======             ===

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

        Although asset quality improved in the second quarter, the allowance for loan losses was maintained at approximately $8.4 million. The specific allocation for loans when a loss is probable was reduced and the subjective allocation was increased. Although management expects continued improvement in asset quality the subjective allocation reflects the overall level of asset quality and loans requiring close monitoring by management.

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix thereon:

                                                           June 30, 2003              December 31, 2002
                                                           -------------              -----------------

                                                        Balance           %          Balance         %
                                                        -------           -          -------         -

    Non-interest bearing demand ................         $58,761          15%         $52,622        13%
    NOW accounts ...............................          41,978          11           41,875        11
    MMDA/Savings ...............................         102,242          27           98,870        25
    Time - negotiable brokered .................          47,061          12           53,259        13
    Time .......................................         136,172          35          150,786        38
                                                        --------         ---         --------       ---
        Total Deposits .........................        $386,214         100%        $397,412       100%
                                                        ========         ===         ========       ===

        Total deposits decreased $11 million from $397 million at December 31, 2002 to $386 million at June 30, 2003. Non-interest bearing deposits increased $6 million, NOW, MMDA and savings deposits increased $3 million and time deposits decreased $21 million. The decrease in time deposits includes brokered CD’s, which decreased $6 million, time deposits under $100,000, which decreased $6 million and time deposits greater than $100,000, which decreased $9 million. The decline in time deposits reflects the maturity of previously issued certificates of deposit at promotional rates that management opted not to compete for upon maturity. Due to an increase in local deposits, that has occurred over the past 12 months and commercial borrowers shifting from fixed rate to floating rate loans, the Bank was able to reduce its use of brokered time deposits. The average cost of funds for brokered deposits is at least 30 basis points higher than local deposits. Decreasing dependence on brokered deposits should lower the average cost of funds.

        The use of alternative funding sources such as fed funds, brokered certificates and FHLB advances supplement the Bank’s core deposits and also is an integral component of the Bank’s asset/liability management effort. Borrowed funds, from the Federal Home Loan Bank, were $33 million at June 30, 2003, compared to $34 million at December 31, 2002.

RESULTS OF OPERATIONS

Summary

        Net income equaled $1.1 million for the three months ended June 30, 2003, compared to $.1 million for the same period in 2002. This is a 1,564% increase from the same period in 2002. The increase from the comparable period in 2002 is mainly the result of a reduction in the provision for loan losses charged to operations, interest on non-accrual loans and prepayment penalties on commercial loans.

        Net income increased $.4 million or 25% for the six-month period ended June 30, 2003 to $1.8 million, compared to $1.4 million for the same period in 2002. The increase from the comparable period in 2002 is mainly the result of a reduction in the provision for loan losses charged to operations, interest on non-accrual loans and prepayment penalties on commercial loans.

Earnings Performance (dollars in thousands, except per share data)

                                              For the Three Months Ended               For the Six Months Ended
                                                       June 30,                                June 30,
                                          -----------------------------------     -----------------------------------
                                                2003              2002                 2003              2002
                                                ----              ----                 ----              ----

Net Income..................................    $1,115              $67               $1,786             $1,431
  Per Share.................................     $0.55            $0.03                $0.88              $0.70

Earnings ratios:
  Return on average assets..................     0.85%            0.05%                0.68%              0.56%
  Return on average equity..................     8.41%            0.52%                6.81%              5.71%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

                                                   For the Three Months Ended           For the Six Months Ended
                                                            June 30,                            June 30,
                                                ----------------------------------  ---------------------------------
                                                      2003            2002                2003            2002
                                                      ----            ----                ----            ----

Average earning assets......................           $488,943         $473,260           $491,451        $476,746
Tax equivalent net interest income..........              4,531            4,865              9,008          10,041

As a percentage of average earning assets:
  Tax equivalent interest income............              5.82%            6.77%              5.88%           6.92%
  Interest expense..........................              2.49%            3.18%              2.56%           3.21%
                                                          -----            -----              -----           -----
  Interest spread...........................              3.33%            3.59%              3.32%           3.71%

  Tax equivalent net interest income........              3.72%            4.12%              3.70%           4.25%

Average earning assets as a percentage of
average assets..............................              93.1%            92.1%              92.9%           92.8%

        Net interest income is the principal source of income for the Corporation. Tax equivalent net interest income decreased $334,000 to $4,531,000 for the three-month period ended June 30, 2003, a 7% decrease from the same period in 2002, of which $128,000 was due to a decline in volume and $206,000 was due to a decline in interest rates. The yield on total earning assets decreased 95 basis points for the three-month period ended June 30, 2003, compared to the same period in 2002. This compares to a 69 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased for the three-month period ended June 30, 2003 compared to the same period in 2002.

        Tax equivalent net interest income decreased $1,033,000 to $9,008,000 for the six-month period ended June 30, 2003, a 10% decrease from the same period in 2002, of which $419,000 was due to a decline in volume and $614,000 was due to a decline in interest rates. The yield on earning assets decreased 104 basis points for the six-month period ended June 30, 2003, compared to the same period in 2002. This compares to a 65 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased for the six-month period ended June 30, 2003 compared to the same period in 2002.

        The compression of the net interest margin is a result of significant commercial loan refinancing from long-term fixed rates to short-term variable rates and an increase in the dollar amount of loans for which the Bank stopped accruing interest, combined with the lowest interest rates in 40 years, which compressed the Corporation’s net interest margin.

        Management expects continued pressure on the fully taxable-equivalent (FTE) net interest margin, because of fierce competition for deposits in its local markets, increased sophistication of funds management by the Corporation’s customers and the low interest rate environment. There is no assurance regarding future rates and the Corporation’s net interest margin.

Provision for loan losses

        The provision for loan losses charged to earnings declined to zero for the three-month period ended June 30, 2003, compared to $2,045,000 for the same period in 2002. The provision for loan losses charged to earnings declined 80% to $525,000 for the six-month period ended June 30, 2003, compared to $2,645,000 for the same period in 2002. The decrease in the provision reflects improved credit quality and lower level of outstanding loans.

        Management has taken significant steps to improve underwriting standards and loan administration and has decided to exit the indirect consumer loan business. These changes have improved asset quality despite general economic conditions, which remain weak. Although management expects the loan loss provision to be approximately $150,000 to $300,000 in the remaining quarters of 2003, unanticipated changes in credit quality could result in significant adjustments to the provision for loan losses.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, service fees, gains on investment securities available for sale, gains from loan sales to the Federal Home Loan Mortgage Corporation (FHLMC). The Bank retains the servicing rights on the loans sold to FHLMC. Non-interest income increased $282,000 or 23% for the three-month period ended June 30, 2003 versus the same period for 2002. The increase was mainly due to a $72,000 increase in service charges on deposit accounts, a $596,000 increase in the net gain on sale of loans and a $105,000 increase in other non-interest income. This was partially offset by a $520,000 increase in the amortization of mortgage servicing rights. The increase in amortization of mortgage servicing rights, gain on sale of loans and other non-interest income are a direct result of the low interest rate environment, which resulted in the significant increase in the mortgage refinance business. The increase in service charges on deposit accounts was a result of continued growth in the number of new accounts and a change in the service charge structure.

        Loan servicing fees increased $22,000, or 18% for the three-month period ended June 30, 2003, versus the same period in 2002. This increase is the result of the increase in the number of loans that the Bank was servicing for FHLMC. Insurance revenue increased $16,000, or 6% for the three-month period ended June 30, 2003, compared to the same period in 2002. This increase was a result of continued growth in the number of new insurance customers. Brokerage fees increased $23,000, or 31% for the three-month period ended June 30, 2003. This is a result of the brokerage activity being very low during the second quarter of 2002.

        Non-interest income increased $143,000 or 5% for the six-month period ended June 30, 2003 versus the same period for 2002. The increase was mainly due to a $148,000 increase in service charges on deposit accounts, a $549,000 increase in the net gain on sale of loans held for sale and a $111,000 increase in other non-interest income. This was partially offset by a $684,000 increase in the amortization of mortgage servicing rights and a $75,000 increase on the impairment of mortgage servicing rights. The increase in amortization of mortgage servicing rights and impairment of mortgage servicing rights is a direct result of a low interest rate environment, which resulted in a significant increase in the mortgage refinance business. The Bank’s mortgage pipeline is at record levels, however, the recent rise in long-term rates may result in lower mortgage refinance activity later this year. The increase in service charges on deposit accounts was a result of continued growth in the number of new accounts and a change in the service charge structure.

        Loan servicing fees increased $76,000, or 34% for the six-month period ended June 30, 2003, versus the same period in 2002. This increase is the result of the increase in the number of loans that the Bank was servicing for FHLMC. Insurance revenue increased $88,000, or 15% for the six-month period ended June 30, 2003. This increase was a result of profit-sharing revenue and continued growth in the number of new insurance customers. Brokerage fees increased $10,000, or 8% for the six-month period ended June 30, 2003. This is a result of the brokerage activity being very low during the first half of 2002.

Non-interest Expense (dollars in thousands)

                                                  For the Three Months Ended           For the Six Months Ended
                                                           June 30,                            June 30,
                                                 ------------------------------     --------------------------------
                                                     2003            2002                2003            2002
                                                     ----            ----                ----            ----

    Salaries ................................         $1,986          $1,740              $3,831           $3,557
    Employee benefits .......................            425             426               1,009              931
    Occupancy ...............................            335             301                 637              593
    Equipment ...............................            286             250                 557              504
    Data processing & software ..............            283             224                 552              442
    Legal & professional ....................            161             156                 314              277
    Printing and supplies ................                90             163                 209              276
    Marketing ...............................             92              87                 186              187
    Other ...................................            714             628               1,362            1,212
                                                      ------          ------              ------           ------

         Total non-interest expense .........         $4,372          $3,975              $8,657           $7,979
                                                      ======          ======              ======           ======

        Non-interest expense increased $397,000 or 10% for the three-month period ended June 30, 2003, versus the same period in 2002. Salaries increased $246,000 or 14% for the three month period ended June 30, 2003, versus the same period in 2002. This increase is the result of the addition of several key management positions. Occupancy expense increased $34,000 or 11% for the three-month period ended June 30, 2003, compared to the same period in 2002. This increase is due to higher building repairs and maintenance costs. Equipment expense increased $36,000 or 14% for the three-month period ended June 30, 2003, compared to 2002. This is the result of higher depreciation expense on equipment that was purchased. Data processing & software expense increased $59,000, or 26% for the three-month period ended June 30, 2003, versus 2002. The increase is a result of the introduction of internet banking, upgrades to the Bank’s lending software and increasing costs for software support. Printing and supplies expense decreased $73,000 or 45% for the three-month period ended June 30, 2003, compared to 2002. This is the result of a company wide supply ordering and tracking program that was implemented during the first six months of 2003. Other expenses increased $86,000 or 14% for the three-month period ended June 30, 2003 versus 2002. The increase in other non-interest expense is largely due to an increase in FDIC fees due to issues discussed under Bank Regulatory Matters.

        Non-interest expense increased $678,000 or 8% for the six-month period ended June 30, 2003, versus the same period in 2002. Salaries increased $274,000 or 8% for the six month period ended June 30, 2003, versus the same period in 2002. This increase is the result of the addition of several key management positions. The Corporation’s employee benefits expense increased $78,000, or 8% for the six-month period ended June 30, 2003 versus 2002. The increase reflects rising costs in medical insurance plans, a higher number of medical claims and more employees enrolled in the plan. Occupancy expense increased $44,000 or 7% for the six-month period ended June 30, 2003, compared to the same period in 2002. The increase is due to higher building repairs and maintenance costs, and higher utilities expense. Equipment expense increased $53,000 or 11% for the six-month period ended June 30, 2003, compared to 2002. This is the result of higher depreciation expense on equipment that was purchased. Data processing & software expense increased $110,000, or 25% for the six-month period ended June 30, 2003, versus 2002. The increase is a result of the introduction of internet banking, upgrades to the Bank’s lending software and increasing costs for software support. Legal & Professional fees increased 13%, or $37,000 for the six-month period ended June 30, 2003. The increase is a result of outside audit and other consulting expense. Printing and supplies expense decreased $67,000 or 24% for the six-month period ended June 30, 2003, compared to 2002. This is the result of a company wide supply ordering and tracking program that was implemented during the first six months of 2003. Other expenses increased $150,000 or 12% for the six-month period ended June 30, 2003 versus 2002. The increase in other non-interest expense is largely due to an increase in FDIC fees due to issues discussed under Bank Regulatory Matters. The FDIC fees will be lower in the third quarter of 2003 as a result of an improved regulatory rating.

Provision for Federal Income Tax

        The provision for income taxes was $447,000, which equates to an effective tax rate of 29% for the three-month period ended June 30, 2003 compared to a $102,000, tax credit in 2002. The provision for income taxes was $667,000, which equates to an effective tax rate of 27% for the six-month period ended June 30, 2003 compared to $451,000, which equates to an effective tax rate of 24% for the same periods in 2002. The increase in the effective tax rate is a result of lower taxable income in 2002 being offset by tax-exempt income. This difference between the Corporation’s effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. Tax-exempt income, net of nondeductible interest expense totaled $235,000 and $248,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Tax-exempt income, net of nondeductible interest expense totaled $472,000 and $527,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1,346,000, from December 31, 2002 to June 30, 2003, which includes a $13,000 increase of accumulated other comprehensive income.

        There are minimum risk based capital regulatory guidelines placed on the Corporation’s capital by the Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s ratios at June 30, 2003:

Capital Resources (dollars in thousands)

                                                Regulatory Requirements
                                              Adequately          Well
                                              Capitalized     Capitalized       June 30, 2003        December 31, 2002
                                              -----------     -----------       -------------        -----------------

    Tier 1 capital.....................                                              $51,578                 $50,138
    Tier 2 capital......................                                               4,902                   5,144
                                                                                     -------                 -------
    Total qualifying capital............                                             $56,480                 $55,282
                                                                                     =======                 =======

    Ratio of capital to total assets
    Tier 1 leverage ratio...............          4%               5%                  9.82%                   9.40%
    Tier 1 risk-based capital...........          4%               6%                 13.47%                  12.44%
    Total risk-based capital............          8%              10%                 14.75%                  13.71%

Asset/Liability Gap Position (dollars in thousands)

                                                                       As of June 30, 2003
                                            ------------------------------------------------------------------------
                                                0-3            4-12           1-5           5+
                                               Months         Months         Years         Years         Total
                                               ------         ------         -----         -----         -----
Interest earning assets:
  Fed Funds Sold.......................       $ 40,681        $       -     $      -       $     -       $ 40,681
  Loans................................        175,009         23,982        105,778        40,969        345,738
  Securities (including restricted
     investments)......................         38,413         11,659         31,509        14,769         96,350
  Loans held for sale..................          6,883              -              -             -          6,883
                                              --------        -------       --------       -------       --------
  Total interest earning assets........       $260,986        $35,641       $137,287       $55,738       $489,652
                                              ========        =======       ========       =======       ========

Interest bearing liabilities:
  Savings & NOW........................        $76,710         $6,904        $36,824       $23,782       $144,220
  Time.................................         39,481         64,603         76,062         3,088        183,234
                                              --------        -------       --------       -------       --------
  Total interest bearing deposits......        116,191         71,507        112,886        26,870        327,454
  Other borrowings.....................         43,341          2,000         14,200        16,800         76,341
                                              --------        -------       --------       -------       --------

   Total interest bearing liabilities..       $159,532        $73,507       $127,086       $43,670       $403,795
                                              ========        =======       ========       =======       ========

Rate sensitivity gap and ratios:
  Gap for period.......................        101,454        (37,866)        10,201        12,068
  Cumulative gap.......................        101,454         63,588         73,789        85,857
  Period gap ratio.....................           1.64            0.48          1.08          1.28
  Cumulative gap ratio.................           1.64            1.27          1.20          1.21
Gap /Total Earning assets
  Period...............................          20.7%           (7.7%)         2.1%          2.5%
  Cumulative...........................          20.7%           13.0%         15.1%         17.5%

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

        As of June 30, 2003 the cumulative one-year gap position was asset sensitive, approximately 13.0% of total earning assets. The table above reflects that the Corporation has an asset-repricing gap of $101 million at 3 months and an asset-repricing gap of $64 million at one year. The Corporation’s gap position indicates that within one year, the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Corporation.

        The recent reduction of fixed rate loans outstanding has increased the asset sensitivity gap of the Bank’s balance sheet. The Bank has purchased fixed rate investment securities and is holding some 10 to 15 year fixed rate mortgage production to reduce the interest rate risk associated with an asset sensitive balance sheet.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

                                         Market Value of
Change in Interest Rates                    Portfolio              Percent           Net Interest          Percent
                                            Equity(1)              Change             Income(2)            Change
                                        -------------------    ----------------    -----------------    --------------
     300 basis point rise                     $31,321               (30.6%)             $18,982               17.3%
     200 basis point rise                      36,261               (20.4%)              18,065               11.6%
     100 basis point rise                      40,958               (10.1%)              17,140                5.9%
     Base rate                                 45,541                 -                  16,183                -
     100 basis point decline                   49,799                 9.3%               15,002               (7.3%)
     200 basis point decline                   54,855                20.5%               12,645              (21.9%)
     300 basis point decline                   63,549                39.5%               10,059              (37.8%)
(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

        Simulations models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of a simulation model is relatively new at the Corporation and changes in the assumptions could impact the results. Simulation models require the ability to accurately predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. With the current target fed funds rates of 1.0%, a further reduction of rates greater than 100 basis points is unlikely.

Liquidity

        Liquidity management is a significant responsibility of the Asset and Liability Management Committee (ALCO). The objective of liquidity management is to ensure the availability of funds to meet the demands of depositors and borrowers. The primary sources of liquidity include the repayment of customer loans, maturity of and repayment of Corporation investments, deposits, and borrowings. The Bank also has at its disposal the ability to borrow funds from other banks, borrow funds from the Federal Home Loan Bank, and purchase brokered certificates of deposits from outside the Bank’s market area. The use of brokered certificates of deposit decreased by $6.2 million from December 31, 2002 to June 30, 2003.

        Cash and cash equivalents equaled 10% of total assets as of June 30, 2003 versus 3% as of June 30, 2002. Net cash used in operations was $3.8 million for the six-month period ended June 30, 2003, compared to the $11.2 million that was provided by operations for the same period in 2002. Investing activities provided $18.5 million during the six-month period ended June 30, 2002, versus $17.9 that was used in investing activities during the same period in 2002. Financing activities used $18.2 million during the six-month period ended June 30, 2003, compared to $12.7 million that was provided by financing activities during the same period in 2002. The accumulated effect of the Corporation’s operating, investing and financing activities was a $3.6 million decrease in cash and cash equivalents during the six-month period ended June 30, 2003, compared to a $5.9 million increase in cash and cash equivalents during the same period in 2002. The Corporation’s liquidity is considered adequate by management.

        The Corporation’s primary source of liquidity includes deposit growth, asset sales and ability to borrow funds. At June 30, 2003 the Corporation had unused federal funds borrowing capacity of $33 million as well as access to the brokered deposit market.

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

Contractual Obligations (dollars in thousands)

                                                                 Payments Due by Period
                                       ----------------------------------------------------------------------------
                                                        Less than         1 - 3          4 - 5         After 5
                                           Total          1 year          years          years          years
                                           -----          ------          -----          -----          -----
Debt                                         $41,133          $3,696        $13,743         $5,087         $18,607
                                             -------          ------        -------         ------         -------
Total contractual cash obligations           $41,133          $3,696        $13,743         $5,087         $18,607

        The debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio. Payments of the advances include monthly interest payments and principal payments that are due upon maturity.

Other Commercial Commitments

                                                      Amount of Commitment Expiration Per Period
                                       --------------------------------------------------------------------------
                                           Total
                                          Amounts        Less than         1 - 3         4 - 5        After 5
                                         Committed         1 year          years         years         years
                                         ---------         ------          -----         -----         -----
Lines of credit                               $48,079         $44,215         $2,730        $1,118           $16
Standby letters of credit                       5,315           4,913            392            10             -
Other commercial commitments                   15,451          15,451              -             -             -
                                               ------          ------          -----         -----          ----
Total commercial commitments                  $68,845         $64,579         $3,122        $1,128           $16

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

The following tables summarize information about stock option transactions:

                                                 June 30, 2003                      June 30, 2002
                                       --------------------------------    -------------------------------
                                                            Average                             Average
                                                             Option                             Option
                                           Shares            Price             Shares            Price
                                       -------------    ---------------    -------------    --------------

Outstanding, beginning of period...           44,130            $49.62            34,395           $51.65

Granted............................                -                 -            14,747            44.50

Exercised..........................                -                 -                 -                -

Forfeited/expired..................          (7,000)             51.04                 -                -
                                       -------------    ---------------    -------------    --------------

Outstanding, end of period.........           37,130             49.35            49,142            49.51
                                       =============    ===============    =============    ==============

Exercisable, end of period.........          35,130             $49.63            34,395           $51.65
                                       =============    ===============    =============    ==============

                                                    Options Outstanding
                                          -----------------------------------------       Number of
                                                Number              Wgt. Avg.              Options
                       Exercise               Outstanding           Remaining             Exercisable
                         Price              June 30, 2003        Contractual Life        June 30, 2003
                  --------------------    ------------------    -------------------    ------------------
                         $44.50                       11,900        8.6 years                       9,900
                         $50.00                       16,958        7.7 years                      16,958
                         $55.00                        8,272        6.5 years                       8,272
                                          ------------------    -------------------    ------------------
                          Total                       37,130        7.3 years                      35,130
                                          ==================    ===================    ==================

        All options expire 10 years after the date of the grant; 138,113 shares are reserved for future issuance under the Employee Stock Compensation Plan and 24,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

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

        Had compensation costs for the Corporation’s stock option plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                        -----------------------           -----------------------
                                                         2003             2002             2003             2002
                                                         ----             ----             ----             ----

Net Income as reported                                 $1,115              $67           $1,786            $1,431

Stock based compensation credit (expense)
   determined under fair value method,
   net of related tax effect                                5              (16)              46               (35)

Pro-forma net income                                   $1,120              $51           $1,832            $1,396

Earnings Per Share
   Basic                                                $0.55            $0.03            $0.88             $0.70
     As reported                                        $0.55            $0.03            $0.90             $0.69
     Pro-forma

   Basic
     As reported                                        $0.55            $0.03            $0.88             $0.70
     Pro-forma                                          $0.55            $0.03            $0.90             $0.69

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                              June 30, 2003       June 30, 2002
                                                                              ----------------    ----------------
Dividend yield............................................................           -                1.71%
Expected life.............................................................           -               9 years
Expected volatility.......................................................           -                4.96%
Risk-free interest rate...................................................           -                3.83%
Weighted-average fair value per share of options granted during the year..           -                $9.63

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps, or options. However, the Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. - None
Item 2.	Changes in Securities and Use of Proceeds. - None
Item 3.	Defaults Upon Senior Securities. - None
Item 4.	Submission of Matters to a Vote of Securities Holders.
The annual meeting of stockholders of the Corporation was held on April 24, 2003. The stockholders of the Corporation voted on the following matters at the meeting:
(a)	Election of two directors with terms expiring in 2006 and two directors with terms expiring in 2005.
	Director Nominee Patrick K. Gill (2006) Robert F. Dentzman (2006) David A. Van Solkema (2005) Grace O. Shearer (2005)	For: 1,492,496 1,311,717 1,121,833 1,141,236	Withhold 27,391 208,170 398,054 378,651
Item 5.	Other Information. - None
Item 6.	Exhibits and Reports on 8-K.

(a)	Exhibits
	31.1	Certificate of the President and Chief Executive Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certificate of the Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8K -

Report on Form 8-K dated May 16, 2003, with respect to press release announcing a cash dividend.

Report on Form 8-K dated May 1, 2003, with respect to press release announcing results for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date:   August 14, 2003

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Patrick K. Gill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of O.A.K. Financial Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated:   August 14, 2003

/s/ Patrick K. Gill Patrick K. Gill President and Chief Executive Officer

Exhibit 31.2

I, James A. Luyk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of O.A.K. Financial Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated:   August 14, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer

Exhibit 32.1

I, Patrick K. Gill, Chief Executive Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: August 14, 2003

/s/ Patrick K. Gill Patrick K. Gill President and Chief Executive Officer

Exhibit 32.2

I, James A. Luyk, Chief Financial Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: August 14, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer