Form 10-Q
period 2003-09-30
O A K FINANCIAL CORP
filed 2003-11-14
CIK 1038459

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,040,780 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 14, 2003.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Item 4.
	Controls and Procedures	3 - 6 7 - 10 10 - 21 22 - 24 24
Part II.	Other Information
	Item 1. Legal Proceedings	25
	Item 2. Changes in Securities and Use of Proceeds	25
	Item 3. Defaults Upon Senior Securities	25
	Item 4. Submission of Matters to a Vote of Security Holders	25
	Item 5. Other Information	25
	Item 6. Exhibits and Reports on Form 8-K	25
Signatures		26
Exhibit Index		27

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS	September 30, 2003 (Unaudited)	December 31, 2002

Cash and due from banks	$ 11,237	$ 17,329
Federal funds sold	19,700	39,675

Cash and cash equivalents	30,937	57,004

Available-for-sale securities	99,387	81,125

Total Loans	351,569	377,567
Allowance for loan losses	(8,432)	(8,398)

Net Loans	343,137	369,169

Loans held for sale	4,324	1,896
Accrued interest receivable	2,591	2,908
Premises and equipment, net	14,547	15,010
Restricted investments	2,952	2,900
Other assets	8,628	7,460

Total assets	$ 506,503	$ 537,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest bearing	$ 309,126	$ 344,790
Non-interest bearing	54,798	52,622

Total deposits	363,924	397,412

Securities sold under agreements to repurchase
and federal funds purchased	50,173	47,896
Borrowed funds	33,630	35,000
Other liabilities	4,153	4,558

Total liabilities	451,880	484,866

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,040,780 shares issued and outstanding	2,041	2,041
Additional paid-in capital	6,297	6,307
Retained earnings	45,190	42,716
Accumulated other comprehensive income	1,374	1,868
Unallocated common stock held by ESOP	(279)	(326)

Total stockholders' equity	54,623	52,606

Total liabilities and stockholders' equity	$ 506,503	$ 537,472

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share data)	Three Months and Nine Months ended September 30, 2003 and 2002 (Unaudited)

	Three Months		Nine Months
Interest Income	2003	2002	2003	2002

Interest and fees on loans	$ 5,426	$ 7,093	$17,625	$21,635
Available-for-sale securities	820	837	2,493	2,513
Restricted investments	37	45	119	133
Federal funds sold	51	31	210	44

Total interest income	6,334	8,006	20,447	24,325

Interest expense
Deposits	1,703	2,558	5,858	7,686
Borrowed funds	443	494	1,329	1,569
Securities sold under agreements to repurchase	101	207	392	527

Total interest expense	2,247	3,259	7,579	9,782

Net interest income	4,087	4,747	12,868	14,543

Provision for loan losses	100	600	625	3,245

Net interest income after provision for loan losses	3,987	4,147	12,243	11,298

Non-interest income
Service charges on deposit accounts	555	475	1,591	1,363
Mortgage production revenue	532	1,021	1,315	1,931
Net gain on sales of available-for-sale securities	3	-	4	81
Insurance premiums and brokerage fees	384	319	1,204	1,041
Other	426	50	640	159

Total non-interest income	1,900	1,865	4,754	4,575

Non-interest expenses
Salaries	2,144	1,725	5,975	5,282
Employee benefits	450	430	1,459	1,361
Occupancy (net)	313	318	950	911
Furniture and fixtures	258	278	815	782
Other	1,078	1,231	3,701	3,625

Total non-interest expenses	4,243	3,982	12,900	11,961
Income before federal income taxes	1,644	2,030	4,097	3,912

Federal income taxes	466	605	1,133	1,056

Net income	$ 1,178	$ 1,425	$ 2,964	$ 2,856

Income per common share:
Basic	$ 0.58	$ 0.70	$ 1.46	$ 1.40

Diluted	$ 0.58	$ 0.70	$ 1.46	$ 1.40

The accompanying notes are an integral part of these consolidated financial statements

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)	Nine Months Ended September 30, (Unaudited)
	2003	2002

Shares of common stock issued and outstanding
Balance, beginning of period	2,041	2,041
Common stock issued	-	-

Balance, end of period	2,041	2,041

Common stock
Balance, beginning of period	$ 2,041	$ 2,041
Common stock issued	-	-

Balance, end of period	2,041	2,041

Additional paid-in-capital
Balance, beginning of period	6,307	6,302
Allocation of ESOP shares	(10)	(5)

Balance, end of period	6,297	6,297

Retained earnings
Balance, beginning of period	42,716	40,396
Unallocated ESOP shares	-	6
Cash dividends	(490)	(976)
Net income	2,964	2,856

Balance, end of period	45,190	42,283

Accumulated other comprehensive (loss) income
Balance, beginning of period	1,868	916
Other comprehensive income (loss)	(494)	759

Balance, end of period	1,374	1,675

Unallocated common stock held by ESOP
Balance, beginning of period	(326)	(373)
Allocation of ESOP shares	47	47

Balance, end of period	(279)	(326)

Total stockholders' equity	$ 54,623	$ 51,970

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended September 30, (Unaudited)

	2003	2002

Cash flows from operating activities
Net income	$ 2,964	$ 2,856
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	826	756
Provision for loan losses	625	3,245
Proceeds from sales of loans held for sale	152,425	108,317
Originations of loans held for sale	(153,615)	(98,318)
Net gain on sales of available-for-sale securities	(4)	(81)
Net gain on sales of loans held for sale	(1,238)	(959)
Net amortization of investment premiums	629	300
Loss on sales of property and equipment	6	15
Deferred federal income taxes (benefit)	(191)	(539)
Changes in operating assets and liabilities which (used) provided cash:
Accrued interest receivable	317	306
Other assets	(977)	(1,388)
Other liabilities	(114)	(114)

Net cash (used in) provided by operating activities	1,653	14,396

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	14,452	16,779
Proceeds from sales	72	3,599
Purchases	(34,158)	(21,489)
Purchases of restricted investments	(52)	-
Net decrease (increase) in loans held for investment	25,407	(19,288)
Purchases of premises and equipment	(371)	(3,661)
Proceeds from the sale of premises and equipment	2	38

Net cash provided by (used) in investing activities	5,352	(24,022)

Cash flows from financing activities
Net (decrease) increase in deposits	(33,488)	31,626
Net (decrease) increase in TT&L note	(370)	587
Proceeds from FHLB borrowings	-	4,000
Repayments of FHLB borrowings	(1,000)	(4,000)
Net other borrowed funds (repayments)	-	(123)
Net increase (decrease) in securities sold under
agreements to repurchase and fed funds purchased	2,277	(580)
Dividends paid	(491)	(976)

Net cash (used in) provided by financing activities	(33,072)	30,534

Net (decrease) increase in cash and cash equivalents	(26,067)	20,908

Cash and cash equivalents, beginning of period	57,004	12,052

Cash and cash equivalents, end of period	$ 30,937	$ 32,960

Supplementary cash flows information
Interest paid	$ 8,007	$ 10,010
Income taxes paid	$ 843	$ 1,232

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 – Earnings per Share (in thousands)

        All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). Basic earnings per share exclude any dilutive effect of stock options. The basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options. The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Average shares outstanding	2,041	2,041	2,041	2,041
Average ESOP shares not committed to be released	(6)	(7)	(6)	(7)

Shares outstanding for basic earnings per share	2,035	2,034	2,035	2,034
Dilutive shares from stock option plans	-	-	-	-

Shares outstanding for dilutive earnings per share	2,035	2,034	2,035	2,034

Note 3 – Comprehensive Income (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Income	$ 1,178	$1,425	$ 2,964	$2,856
Net change in unrealized gain on securities
available-for-sale, net of tax	(507)	395	(494)	759

Comprehensive income	$ 671	$1,820	$ 2,470	$3,615

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

Note 5 – Special Purpose Entities

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

        Byron Acquisition, LLC, a Michigan limited liability company, was established to hold certain bank property. The purpose of Byron Acquisition, LLC, is to protect the corporation from the potential liability that could arise as a result of the property’s use by a non-consolidated operating entity. The financial results of Byron Acquisition, LLC and elimination of inter-company transactions are included in the consolidated results of the corporation. At September 30, 2003 substantially all of the assets of Byron Acquisition, LLC, had been sold.

Note 6 – Allowance for Loan Losses

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

Note 7 – Interest Rate Risk

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

        The Asset and Liability Management Committee (ALCO) is responsible for overseeing the financial management of net interest income, liquidity, investment activities, and other related activities. In regard to interest rate risk, management utilizes re-pricing GAP analysis, which is a traditional method of assessing interest rate risk. Recognizing that there is no single measure that absolutely measures current or future risk, management also relies on a simulation analysis to assess risk in dynamic interest rate environments.

Note 8 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

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

The following tables summarize information about stock option transactions:

	September 30, 2003		September 30, 2002

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	44,130	$ 49.62	34,395	$ 51.65

Granted	-	-	14,747	44.50

Exercised	-	-	-	-

Forfeited/expired	(7,000)	51.04	(5,012)	48.52

Outstanding, end of period	37,130	49.35	44,130	49.62

Exercisable, end of period	35,130	$ 49.63	31,730	$ 51.62

	Options Outstanding

Exercise Price	Number Outstanding September 30, 2003	Wgt. Avg. Remaining Contractual Life	Number of Options Exercisable September 30, 2003

$44.50	11,900	8.4 years	9,900
$50.00	16,958	6.5 years	16,958
$55.00	8,272	6.3 years	8,272

Total	37,130	7.0 years	35,130

        All options expire 10 years after the date of the grant; 138,113 shares are reserved for future issuance under the Employee Stock Compensation Plan and 24,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

        Statement of Financial Accounting Standards (SFAS) No. 123, as amended by (SFAS) No. 148, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Income as reported	$ 1,178	$ 1,425	$ 2,964	$ 2,856

Stock based compensation credit (expense)
determined under fair value method,
net of related tax effect	-	4	46	(33)

Pro-forma net income	$ 1,178	$ 1,429	$ 3,010	$ 2,823

Earnings Per Share
Basic
As reported	$0.58	$0.70	$1.46	$1.40
Pro-forma	$0.58	$0.70	$1.48	$1.39

Basic
As reported	$0.58	$0.70	$1.46	$1.40
Pro-forma	$0.58	$0.70	$1.48	$1.39

Note 9 – New Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment on Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, both of which generally became effective in the quarter beginning July 1, 2003. Because the Corporation does not currently have any of these instruments, the new accounting standards do not effect the Corporation’s operating results or financial condition.

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

Bank Regulatory Matters

        On October 16, 2003, O.A.K. Financial Corporation (the “Corporation”) and Byron Center State Bank (the “Bank”) were released from the Written Agreement, dated October 4, 2002, with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. The Written Agreement addressed issues including management and asset quality. While the Written Agreement was in effect, the Corporation and the Bank needed prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation. The Corporation also agreed that, without prior regulatory approval, it would not incur debt or redeem any stock. With the release from the written agreement, the Corporation will no longer have those restrictions.

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

        During the third quarter of 2003, the Bank launched Mobile Banking, a courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important bank documents. The Mobile Banking vans are staffed by an experienced Bank employee and a professional armed guard. Deposits are kept secure within a vault inside the van.

        The Bank plans to open a banking office in Jenison during the fourth quarter of 2003. The office was previously a banking office of a competitor that was purchased and significantly remodeled.

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

        Accounting for deferred income taxes – The Corporation’s accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Changes in tax laws, changes in tax rates and the Corporation’s future level of earnings can adversely impact the ultimate realization of the Corporation’s net deferred tax asset or liability.

FINANCIAL CONDITION

Summary

        Total assets decreased $31 million, or 5.8% to $507 million from December 31, 2002 to September 30, 2003. The significant changes include a decline in cash and cash equivalents, an increase in available-for-sale securities, a decrease in net loans receivable, and a decrease in total deposits. Cash and cash equivalents declined $26 million, or 46%, of which cash and due from banks declined $6 million and federal funds sold declined $20 million. The decline in federal funds sold was mainly the result of funds being invested into available-for-sale securities to manage interest rate risks. As a result available-for-sale securities increased $18 million, or 23%. Net loans receivable declined $26 million, or 7.1%, of which the commercial loan portfolio decreased $27 million, the consumer loan portfolio decreased $14 million, and the residential real estate portfolio increased $15 million. The decrease in loans is the result of increased competition and steps that management has taken to improve credit quality of the loan portfolio (see “Portfolio Loans”). Deposits decreased $33 million, 8.4% to $364 million from December 31, 2002 to September 30, 2003. Interest-bearing deposits decreased $35 million and non-interest bearing deposits increased $2 million. The significant change in the interest bearing deposits came from a decrease in time deposits of $38 million. Time deposits $100,000 or greater decreased $14 million, time deposits under $100,000 decreased $15 million and brokered time deposits decreased $9 million from December 31, 2002 to September 30, 2003. The decrease in deposits is mainly the result of the Bank not having to compete as aggressively for deposits during the past nine months. It is expected that as loan growth resumes, the Bank will compete more aggressively for deposits and deposit growth will resume.

Securities (dollars in thousands)

        The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored entities, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Corporation’s investment securities portfolio serves as a source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings increased $18 million from December 31, 2002 to September 30, 2003. The increase in the investment portfolio is intended to manage the Bank’s interest rate risk associated with further declines in interest rates. The majority of the securities purchased over the past nine months have been obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 5 years. The modified duration of the portfolio at September 30, 2003 was 3.042, compared to 3.522 at December 31, 2002. See Asset/Liability Gap Position.

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

September 30, 2003	$97,303	$99,387	$88,636
December 31, 2002	$78,297	$81,125	$74,672

        The majority of the securities are pledged to secure borrowed funds from the Federal Home Loan Bank, securities sold under agreements to repurchase and other purposes as required or permitted by law. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank’s pledging requirement, which changes on a daily basis as a result of customer balances in the repurchase product. Additional liquidity of $25 million at September 30, 2003 and $13 million at December 31, 2002 were available to meet pledging requirements from securities already pledged and from securities, which are not currently pledged.

Portfolio Loans

        The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. The Bank’s consumer lending activity includes direct consumer loans, indirect consumer loans, home equity loans, unsecured lines of credit and residential real estate loans. In an effort to mitigate the exposure to changes in interest rates, most of the residential real estate loans are sold to the Federal Home Loan Mortgage Corporation (“FHLMC”). However, the Bank retains servicing rights on the majority of such loans sold. At September 30, 2003 and December 31, 2002, the Bank was servicing loans for FHLMC totaling $257 million and $259 million, respectively. Subject to established underwriting criteria, the Bank also participates in commercial lending transactions with certain non-affiliated banks.

        The Bank has taken steps to improve consumer credit quality that will result in a decline in indirect consumer lending. Indirect consumer loans declined $11 million, or 36%, from $31 million at December 31, 2002 to $20 million at September 30, 2003. It is expected that the indirect consumer loan portfolio will continue to shrink throughout the year. Total commercial loans declined $27 million, or 10%, from $259 million at December 31, 2002 to $232 million at September 30, 2003, which includes a $14 million, or 54%, reduction in loans considered to be impaired. The commercial real estate loan portfolio declined $23 million, or 11%, and commercial loans declined $4 million, or 9%, from December 31, 2002 to September 30, 2003. This was the result of increased competition in the local market and steps taken to improve commercial credit quality. The decline in total loans and change in the loan mix will result in a lower yield on total earnings assets. Residential real estate loans increased $15 million, or 24%, from $65 million at December 31, 2002 to $81 million at September 30, 2003. Management expects residential real estate loans to stay at this level for the remainder of the year.

        The improvement in asset quality has resulted in a 7% decline in total loans from December 31, 2002. The decline in total loans was expected as a result of aggressive management of non-performing loans and the exit of the indirect consumer loan business. Loan growth is expected to resume during the fourth quarter of 2003.

Loan Portfolio Composition (dollars in thousands)

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

Commercial Real Estate	$186,450	53	$209,174	55
Residential Real Estate	80,746	23	65,322	17
Commercial	45,499	13	49,913	13
Consumer	38,874	11	53,158	15

Total loans	$351,569	100%	$377,567	100%

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

        The historically high levels of re-financing activity that occurred during the first half of 2003 has slowed. Future volume will be a function of the economy and the direction of interest rates. For discussion regarding interest rate risk exposure and management of this risk see the “Interest Rate Risk” and “Asset/Liability Gap Position” sections.

Non-performing Assets (dollars in thousands)

	September 30, 2003	December 31, 2002

Non-accrual loans	$ 47	$8,290
90 days or more past due & still accruing	170	1,018

Total Non-performing Loans	217	9,308
Other real estate	1,539	--

Total Non-performing Assets	$1,756	$9,308

As a percentage of portfolio loans
Non-performing loans	0.06%	2.47%
Non-performing assets	0.50%	2.47%
Allowance for loan losses	2.40%	2.22%
Allowance for loan losses as a % of non-performing assets	480%	90%

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

        Total non-performing assets declined 81% to $1.8 million at September 30, 2003 from $9.3 million at December 31, 2002. The allowance for loan loss is 480% of the total non-performing assets as of September 30, 2003, compared to 90% as of December 31, 2002.

Allowance for Loan Losses (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Balance at beginning of period	$ 8,433	$ 8,426	$ 8,398	$ 6,983
Loans charged off	(237)	(487)	(1,096)	(1,827)
Recoveries of loans previously charged off	136	93	505	231
Additions to allowance charged to operations	100	600	625	3,245

Balance at end of period	$ 8,432	$ 8,632	$ 8,432	$ 8,632

Net loans charged off to average loans outstanding	.11%	.40%	.22%	.54%

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

        Impaired loans as of September 30, 2003 and December 31, 2002 were $12.0 million and $26.2 million, respectively. The allowance for impaired loans was $2.1 million and $3.1 million as of September 30, 2003 and December 31, 2002, respectively. Non-performing loans totaled $0.2 million at September 30, 2003 compared to $9.3 million at December 31, 2002.

        For the three-month period ended September 30, 2003 versus the same period in 2002, net loans charged off declined 74%. The provision for loan losses charged to operations declined to $0.1 million for the three-month period ended September 30, 2003 versus $0.6 million for the same period in 2002. Net charge offs declined 63% for the nine-month period ended September 30, 2003 versus the same period in 2002. The provision for loan losses charged to operations declined to $0.6 million for the nine-month period ended September 30, 2003 versus $3.2 million for the same period in 2002. The decreased provision for loan losses charged to operations, reflects the decline in the loan portfolio and the probable losses inherent in the portfolio, as well as the significant reductions that have been made to the Bank’s non-performing assets. The majority of loan charge offs, during the first nine months of 2003, are from the commercial loan portfolio and the consumer loan portfolio. Management believes that the allowance for loan losses is adequate for the current level of non-performing assets and the remainder of the loan portfolio.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

	September 30, 2003		December 31, 2002

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and Commercial Real Estate	$5,134	61%	$5,817	69%
Residential real estate	310	4	382	5
Consumer	1,253	15	1,871	22
Subjective	1,735	20	328	4

Total	$8,432	100%	$8,398	100%

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) allocation based on credit risk rating for individual commercial loans, (iii) allocation based principally on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. The allowance for loan losses as a percent of total loans reflects managements assessment of a weak, but improving economy; weak labor market, especially in manufacturing, which is an important component of the economy in the Corporation’s market area; and although significantly improved, a continued high level of credits requiring close monitoring by management.

        Asset quality continued to improve in the third quarter. The allowance for loan losses was maintained at approximately $8.4 million. The specific allocation for loans when a loss is probable was reduced and the subjective allocation was increased. Although management expects continued improvement in asset quality the subjective allocation reflects the overall level of asset quality, economic conditions and level of loans requiring close monitoring by management.

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2003		December 31, 2002

	Balance	%	Balance	%

Non-interest bearing demand	$ 54,798	15%	$ 52,622	13%
NOW accounts	41,172	11	41,875	11
MMDA/Savings	102,060	28	98,870	25
Time deposits - negotiable brokered	44,379	12	53,259	13
Time deposits - less than $100,000	90,876	25	106,515	27
Time deposits - greater than $100,000	30,639	9	44,271	11

Total Deposits	$363,924	100%	$397,412	100%

        Total deposits decreased $33 million from $397 million at December 31, 2002 to $364 million at September 30, 2003. Non-interest bearing deposits increased $2 million, NOW, MMDA and savings deposits increased $3 million and time deposits decreased $38 million. The decrease in time deposits includes brokered CD’s, which decreased $9 million, time deposits under $100,000, which decreased $15 million and time deposits greater than $100,000, which decreased $14 million. The decline in time deposits reflects the maturity of previously issued certificates of deposit at promotional rates that management opted not to compete for upon maturity. Due to an increase in local deposits, that has occurred over the past 12 months and commercial borrowers shifting from fixed rate to floating rate loans, the Bank was able to reduce its use of brokered time deposits. The average cost of funds for brokered deposits is approximately 30 basis points higher than local deposits. Decreasing dependence on brokered deposits should lower the average cost of funds.

        The use of alternative funding sources such as fed funds, brokered certificates and FHLB advances supplement the Bank’s core deposits and also is an integral component of the Bank’s asset/liability management effort. Borrowed funds, from the Federal Home Loan Bank, were $33 million at September 30, 2003, compared to $34 million at December 31, 2002.

Contractual Obligations (dollars in thousands)

	Principal Payments Due by Period

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Federal Home Loan Bank advances	$33,000	$4,000	$11,200	$1,000	$16,800

Total contractual cash obligations	$33,000	$4,000	$11,200	$1,000	$16,800

        The Corporation’s debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio.

Capitalization (dollars in thousands)

	September 30, 2003	December 31, 2002

Stockholders' equity
Common stock, $1 par value per share	$ 2,041	$ 2,041
Additional paid-in capital	6,297	6,307
Retained earnings	45,190	42,716
Accumulated other comprehensive income	1,374	1,868
Unallocated common stock held by ESOP	(279)	(326)

Total stockholders' equity	$ 54,623	$ 52,606

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $2 million, or 4 % from December 31, 2002 to September 30, 2003, as the retention of earnings was slightly offset by a change in accumulated other comprehensive income and the distribution of cash dividends.

RESULTS OF OPERATIONS

Summary

        Net income totaled $1.2 million for the three months ended September 30, 2003, compared to $1.4 million for the same period in 2002. This is a 17% decrease from the same period in 2002. The decrease from the comparable period in 2002 is mainly the result of lower net interest income and higher non-interest expense, which were somewhat offset by a reduction in the provision for loan losses charged to operations.

        Net income increased $.1 million or 4% for the nine-month period ended September 30, 2003 to $3.0 million, compared to $2.9 million for the same period in 2002. The increase from the comparable period in 2002 is mainly the result of a reduction in the provision for loan losses charged to operations, interest on non-accrual loans and prepayment penalties on commercial loans, which were offset by lower net interest income and higher non-interest expense.

Earnings Performance (dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Net Income	$1,178	$1,425	$2,964	$2,856
Per Share	$0.58	$0.70	$1.46	$1.40

Earnings ratios:
Return on average assets	0.91%	1.08%	0.76%	0.74%
Return on average equity	8.66%	11.07%	7.44%	7.53%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the Corporation’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Average earning assets	$485,894	$482,014	$488,455	$478,522
Tax equivalent net interest income	4,217	4,857	13,226	14,899

As a percentage of average earning assets:
Tax equivalent interest income	5.27%	6.58%	5.69%	6.81%
Interest expense	2.21%	3.09%	2.45%	3.17%

Interest spread	3.06%	3.49%	3.24%	3.64%

Tax equivalent net interest income	3.44%	4.00%	3.62%	4.16%

Average earning assets as a percentage of
average assets	94.8%	92.0%	93.3%	92.6%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income decreased $640,000 to $4,217,000 for the three-month period ended September 30, 2003, a 13% decrease from the same period in 2002, of which $646,000 was due to a decline in interest rate, which was slightly offset by an increase of $6,000 that was due to a change in volume. The yield on total earning assets decreased 131 basis points for the three-month period ended September 30, 2003, compared to the same period in 2002. This compares to an 88 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased for the three-month period ended September 30, 2003 compared to the same period in 2002.

        Tax equivalent net interest income decreased $1,673,000 to $13,226,000 for the nine-month period ended September 30, 2003, an 11% decrease from the same period in 2002, of which $438,000 was due to a decline in volume and $1,235,000 was due to a decline in interest rates. The yield on earning assets decreased 112 basis points for the nine-month period ended September 30, 2003, compared to the same period in 2002. This compares to a 72 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased for the nine-month period ended September 30, 2003 compared to the same period in 2002.

        The compression of the net interest margin is a result of significant commercial loan refinancing from long-term fixed rates to short-term variable rates, combined with the lowest interest rates in 40 years, which compressed the Corporation’s net interest margin. The non-accrual loan balance as of September 30, 2003 is significantly lower than the balance as of December 31, 2002.

        Management expects continued pressure on the fully taxable-equivalent (FTE) net interest margin, because of fierce competition for deposits in its local markets, increased sophistication of funds management by the Corporation’s customers and the low interest rate environment.

Provision for loan losses

        The provision for loan losses charged to earnings declined 83%, to $100,000 for the three-month period ended September 30, 2003, compared to $600,000 for the same period in 2002. The provision for loan losses charged to earnings declined 81% to $625,000 for the nine-month period ended September 30, 2003, compared to $3,245,000 for the same period in 2002. The decrease in the provision primarily reflects improved credit quality, as well as the lower level of outstanding loans.

        Management has taken significant steps to improve underwriting standards and loan administration and has decided to exit the indirect consumer loan business. These changes have improved asset quality despite general economic conditions, which remain weak. Management does not expect any additional loan loss provision during the fourth quarter of 2003.

Non-interest Income (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Service charges on deposit accounts	$ 555	$ 475	$ 1,591	$ 1,363
Net gain on sales of loans held for sale	959	1,100	2,555	2,140
Amortization of mortgage servicing rights	(583)	(203)	(1,620)	(556)
Impairment of mortgage servicing rights	-	-	(75)	-
Loan servicing fees	156	124	455	347
Net gain on sales of available-for-sale securities	3	-	4	81
Insurance premiums	287	261	966	852
Brokerage fees	97	58	238	189
Other	426	50	640	159

Total non-interest income	$ 1,900	$ 1,865	$ 4,754	$ 4,575

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains on the sales of investment securities, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans, that the Bank originates, are sold to the Federal Home Loan Mortgage Corporation (FHLMC). The Bank retains the servicing rights on the loans sold to FHLMC.

        Non-interest income increased $35,000, or 2%, for the three-month period ended September 30, 2003 versus the same period for 2002. Service charges on deposit accounts increased $80,000, or 17%. The increase was a result of continued growth in the number of new accounts and changes in the service charge structure. The net gain on sales of loans held for sale decreased $141,000, or 13%. The decrease reflects the sale of some mortgages at a loss. It is the Bank’s practice to obtain rate locks on nearly all of the mortgage production that is sold, however, the overwhelming volume of mortgages in the third quarter prevented the Bank from closing all mortgage production within the rate lock time period. At the end of the third quarter the Bank had very few mortgages with expired rate locks. The amortization of mortgage servicing rights increased $380,000, or 187%. The increase is a direct result of the low interest rate environment, which resulted in the significant increase in the mortgage refinance business. Loan servicing fees increased $32,000, or 26%. The increase was the result of the increase in the number of loans that the Bank was servicing for FHLMC. Insurance premiums increased $26,000, or 10%. The increase was a result of continued growth in insurance policies. Brokerage fees increased $39,000, or 67%. The increase in brokerage fees is a result of the brokerage activity being very low during the third quarter of 2002. Other non-interest income increased $376,000, or 852%. The increase in other non-interest income includes a $146,000 gain, net of income taxes, on the sale of other real estate, which was previously a non-performing asset.

        Non-interest income increased $179,000 or 4% for the nine-month period ended September 30, 2003 versus the same period for 2002. Service charges on deposit accounts increased $228,000, or 17%. The increase in service charges on deposit accounts was a result of continued growth in the number of new accounts and a change in the service charge structure. The net gain on sale of loans held for sale increased $415,000, or 19%. This was partially offset by a $1,064,000, or 191%, increase in the amortization of mortgage servicing rights and a $75,000 increase on the impairment of mortgage servicing rights. The increase in the net gain on sale of loans held for sale, the amortization of mortgage servicing rights and impairment of mortgage servicing rights is a direct result of a low interest rate environment, which resulted in a significant increase in the mortgage refinance business. Loan servicing fees increased $108,000, or 31%, for the nine-month period ended September 30, 2003, versus the same period in 2002. This increase is the result of the increase in the number of loans that the Bank was servicing for FHLMC. Insurance revenue increased $114,000, or 13%. This increase was a result of profit-sharing revenue and continued growth in insurance policies. Brokerage fees increased $49,000, or 3%. This is a result of the brokerage activity being very low during the first three quarters of 2002. Other non-interest income increased $481,000, or 303%. The increase includes a gain on the sale of other real estate, which was previously a non-performing asset.

Mortgage Loan Activity (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Real estate mortgage loans originated	83,496	38,642	188,471	121,421
Real estate mortgage loans sold	68,313	31,694	153,615	98,318
Real estate mortgage loans sold with
servicing rights released	2,192	-	2,623	-
Net gains on the sale of real estate
mortgage loans	959	1,100	2,555	2,140
Net gains as a percent of real estate
mortgage loans sold	1.40%	3.47%	1.66%	1.99%

        The volume of loans sold is dependant upon the Bank’s ability to originate real estate mortgage loans. Net gains on real estate loans are also dependent upon economic and competitive factors as well as the Bank’s ability to effectively manage exposure to changing interest rates and thus can be a volatile part of the Bank’s overall revenues. Based upon the current economic conditions and interest rate environment, the mortgage refinancing volume is expected to be lower in the fourth quarter.

        Net gains as a percent of real estate mortgage loans sold declined to 1.40% for the three months ended September 30, 2003, compared to 3.47% for the same period in 2002. Net gains as a percent of real estate mortgage loans sold declined to 1.66% for the nine months ended September 30, 2003, compared to 1.99% for the same period in 2002. The decline reflects the sale of some mortgages at a loss, due to the overwhelming volume of mortgages in the third quarter as well as increased competition.

Non-interest Expense (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Salaries	$2,144	$1,725	$5,975	$5,282
Employee benefits	450	430	1,459	1,361
Occupancy (net)	313	318	950	911
Equipment	258	278	815	782
Data processing & software	290	250	842	692
Legal & professional	130	128	444	405
Printing and supplies	97	116	306	392
Marketing	40	90	226	277
Other	521	647	1,883	1,859

Total non-interest expense	$4,243	$3,982	$12,900	$11,961

        Non-interest expense increased $261,000 or 7% for the three-month period ended September 30, 2003, versus the same period in 2002. Salaries and employee benefits increased $439,000 or 20% for the three-month period ended September 30, 2003, versus the same period in 2002. This increase is the result of the addition of several key management positions as well as higher mortgage commissions that were paid in the third quarter due to the high volume of mortgages. Occupancy and equipment expense decreased $25,000 or 4% for the three-month period ended September 30, 2003, compared to the same period in 2002. This decrease is due to a company wide effort to lower total operating expenses. Data processing & software expense increased $40,000, or 16% for the three-month period ended September 30, 2003, versus 2002. The increase is a result of the introduction of internet banking, upgrades to the Bank’s lending software and increasing costs for software support. Printing and supplies expense decreased $19,000 or 16% for the three-month period ended September 30, 2003, compared to 2002. This is the result of a company wide supply ordering and tracking program that was implemented early in 2003. Marketing and other expenses decreased $176,000 or 24% for the three-month period ended September 30, 2003 versus 2002. The decrease is largely due to an organizational emphasis on expense control.

        Non-interest expense increased $939,000 or 8% for the nine-month period ended September 30, 2003, versus the same period in 2002. Salaries increased $693,000 or 13% for the nine-month period ended September 30, 2003, versus the same period in 2002. This increase is the result of the addition of several key management positions as well as higher mortgage commissions due to the high volume of mortgages during the year. The Corporation’s employee benefits expense increased $98,000, or 7% for the nine-month period ended September 30, 2003 versus 2002. The increase reflects rising costs in medical insurance plans, a higher number of medical claims and more employees enrolled in the plan. Occupancy expense increased $39,000 or 4% for the nine-month period ended September 30, 2003, compared to the same period in 2002. The increase is due to higher building repairs and maintenance costs, and higher utilities expense. Equipment expense increased $33,000 or 4% for the nine-month period ended September 30, 2003, compared to 2002. This is the result of higher depreciation expense on equipment that was purchased. Data processing & software expense increased $150,000, or 22% for the nine-month period ended September 30, 2003, versus 2002. The increase is a result of upgrades to the Bank’s lending software and increasing costs for software support. Legal & Professional fees increased $39,000, or 10% for the nine-month period ended September 30, 2003. The increase is a result of professional fees and other consulting expense. Printing and supplies expense decreased $86,000 or 22% for the nine-month period ended September 30, 2003, compared to 2002. This is the result of a company wide supply ordering and tracking program that was implemented early in 2003. Marketing and other expenses declined $27,000 or 1% for the nine-month period ended September 30, 2003 versus 2002. The decrease is largely due to an organizational emphasis on expense control, which was somewhat offset by higher FDIC fees during the first half of the year due to issues discussed under Bank Regulatory Matters. The FDIC fees declined ,from the second quarter of 2003 to the third quarter of 2003, and will continue to be lower for the remainder of the year as a result of an improved regulatory rating.

Provision for Federal Income Tax

        The provision for income taxes was $466,000, which equates to an effective tax rate of 28% for the three-month period ended September 30, 2003, compared to $605,000, which equates to an effective tax rate of 30%, for the same period in 2002. The provision for income taxes was $1,133,000, which equates to an effective tax rate of 28% for the nine-month period ended September 30, 2003 compared to $1,056,000, which equates to an effective tax rate of 27% for the same period in 2002. The difference between the Corporation’s effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. Tax-exempt income, net of nondeductible interest expense totaled $247,000 and $232,000 for the three-month periods ended September 30, 2003 and 2002, respectively. Tax-exempt income, net of non-deductible interest expense totaled $719,000 and $760,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $2,017,000, from December 31, 2002 to September 30, 2003, which includes a $494,000 decrease of accumulated other comprehensive income.

        There are minimum risk based capital regulatory guidelines placed on the Corporation’s capital by the Federal Reserve Board. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s ratios at September 30, 2003:

Capital Resources (dollars in thousands)

	Adequately Capitalized	Well Capitalized	September 30, 2003	December 31, 2002

Tier 1 capital			$52,803	$50,138
Tier 2 capital			4,898	5,144

Total qualifying capital			$57,701	$55,282

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.22%	9.40%
Tier 1 risk-based capital	4%	6%	13.77%	12.44%
Total risk-based capital	8%	10%	15.05%	13.71%

Liquidity

        Liquidity management is a significant responsibility of the Asset and Liability Management Committee (ALCO). The objective of liquidity management is to ensure the availability of funds to meet the demands of depositors and borrowers. The primary sources of liquidity include the repayment of customer loans, maturity of and repayment of Corporation investments, deposits, and borrowings. The Bank also has at its disposal the ability to borrow funds from other banks, borrow funds from the Federal Home Loan Bank, and purchase brokered certificates of deposits from outside the Bank’s market area. The use of brokered certificates of deposit decreased by $8.9 million from December 31, 2002 to September 30, 2003.

        Cash and cash equivalents equaled 6% of total assets as of September 30, 2003, and as of September 30, 2002. Net cash provided by operations was $1.6 million for the nine-month period ended September 30, 2003, compared to $14.4 million that was provided by operations for the same period in 2002. The high level of cash provided by operations in 2002 was the result of loan sales. Investing activities provided $5.4 million during the nine-month period ended September 30, 2002, versus $24 million that was used in investing activities during the same period in 2002. The cash flow provided by investing activities in 2003 was the result of a decline in loans held for investment, compared to an increase in loans held for investment in 2002. Financing activities used $33.1 million during the nine-month period ended September 30, 2003, compared to $30.5 million that was provided by financing activities during the same period in 2002. The cash flow used in financing activities in 2003 was the result of a decrease in deposits, compared to an increase in deposits in 2002. The cumulative effect of the Corporation’s operating, investing and financing activities was a $26.1 million decrease in cash and cash equivalents during the nine-month period ended September 30, 2003, compared to a $20.9 million increase in cash and cash equivalents during the same period in 2002. The Corporation’s liquidity is considered adequate by management.

        The Corporation’s primary source of liquidity includes deposit growth, asset sales and ability to borrow funds. At September 30, 2003 the Corporation had unused federal funds borrowing capacity of $27 million as well as access to the brokered deposit market.

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

        Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporations total outstanding other commercial commitments are listed in the table below:

Other Commercial Commitments

	Amount of Commitment Expiration Per Period

	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Lines of credit	$63,660	$54,546	$6,836	$2,262	$16
Standby letters of credit	5,055	4,732	323	-	-
Other commercial commitments	13,858	13,858	-	-	-

Total commercial commitments	$82,573	$73,136	$7,159	$2,262	$16

        All of the commercial commitments are underwritten using the Bank’s commercial loan underwriting guidelines.

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

Asset/Liability Gap Position (dollars in thousands)

	As of September 30, 2003

	0-3 Months	4-12 Months		1-5 Years	5+ Years	Total

Interest earning assets:
Fed Funds Sold	$19,700	$ -		$ -	$ -	$19,700
Loans	201,040	24,661		95,152	30,716	351,569
Securities (including restricted
investments)	28,618	23,709		37,258	12,754	102,339
Loans held for sale	4,324	-		-	-	4,324

Total interest earning assets	253,682	48,370		132,410	43,470	477,932

Non-interest earning assets
Cash and due from banks	-	-		-	-	11,237
Allowance for loan losses	-	-		-	-	(8,432)
Accrued interest receivable	-	-		-	-	2,591
Premises and equipment (net)	-	-		-	-	14,547
Other assets	8,628

Total non-interest earning assets	-	-		-	-	28,571

Total assets	$253,682	$ 48,370		$132,410	$43,470	$ 506,503

Interest bearing liabilities:
Savings & NOW	$ 82,665	$ 12,483		$ 48,084	$ -	$ 143,232
Time	27,426	64,722		70,644	3,102	165,894

Total interest bearing deposits	110,091	77,205		118,728	3,102	309,126
Other borrowings	50,803	4,000		12,200	16,800	83,803

Total interest bearing liabilities	160,894	81,205		130,928	19,902	392,929

Non-interest bearing liabilities and equity:
Non-interest bearing deposits	-	-		-	-	54,798
Other liabilities	-	-		-	-	4,153
Stockholders' equity	54,623

Total non-interest bearing liabilities and
equity	-	-		-	-	113,574

Total liabilities and stockholders' equity	$160,894	$ 81,205		$130,928	$19,902	$ 506,503

Rate sensitivity gap and ratios:
Gap for period	92,788	(32,835)		1,482	23,568
Cumulative gap	92,788	59,953		61,435	85,003
Period gap ratio	1.58	0.60		1.01	2.18
Cumulative gap ratio	1.58	1.25		1.16	1.22
Gap /Total Earning assets
Period	19.4%	(6.9%	)	0.3%	4.9%
Cumulative	19.4%	12.5%		12.9%	17.8%

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

        As of September 30, 2003 the cumulative one-year gap position was asset sensitive, approximately 12.5% of total earning assets. The table above reflects that the Corporation has an asset-repricing gap of $93 million at 3 months and an asset-repricing gap of $60 million at one year. The Corporation’s gap position indicates that within one year, the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Corporation.

        The recent reduction of fixed rate loans outstanding has increased the asset sensitivity gap of the Bank’s balance sheet. The Bank has purchased fixed rate investment securities and is holding some 10 to 15 year fixed rate mortgage production to reduce the interest rate risk associated with an asset sensitive balance sheet.

Market Risk

        The Bank complements its stable core deposit base with alternate sources of funds, which include advances from the Federal Home Loan Bank and brokered certificates of deposit from outside its market area. Management evaluates the funding needs and makes a decision based on current interest rates and terms whether to fund internally or from alternate sources. To date, the Bank has not employed the use of derivative financial instruments in managing the risk of changes in interest rates.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

	Market Value of Portfolio Equity (1)	Percent Change	Net Interest Income (2)	Percent Change

Change in Interest Rates
300 basis point rise	$41,486	(14.7%)	$21,039	13.8%
200 basis point rise	44,058	(9.4%)	20,201	9.2%
100 basis point rise	46,480	(4.4%)	19,357	4.7%
Base rate	48,629	--	18,494	--
100 basis point decline	50,642	4.1%	16,877	(8.7%)
200 basis point decline	53,299	9.6%	13,852	(25.1%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)

Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None
Item 2.	Changes in Securities and Use of Proceeds - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Securities Holders - None

Item 5.	Other Information. - None
Item 6.	Exhibits and Reports on 8-K.

(a)	Exhibits
	31.1	Certificate of the President and Chief Executive Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certificate of the Chief Executive Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certificate of the Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8K - Report on Form 8-K dated July 24, 2003, with respect to press release announcing results for the quarter and six months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date:   November 14, 2003

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

Dated:   November 14, 2003

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

Dated:   November 14, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer

Exhibit 32.1

I, Patrick K. Gill, Chief Executive Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: November 14, 2003

/s/ Patrick K. Gill Patrick K. Gill President and Chief Executive Officer

Exhibit 32.2

I, James A. Luyk, Chief Financial Officer of O.A.K. Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: November 14, 2003

/s/ James A. Luyk James A. Luyk Chief Financial Officer