Form 10-K
period 2003-12-31
O A K FINANCIAL CORP
filed 2004-03-15
CIK 1038459

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-22461

O.A.K. FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State of other jurisdiction of incorporation or organization)	38-2817345 (I.R.S. Employer Identification No.)

2445 84th Street, S.W., Byron Center, Michigan 49315
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 878-1591

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

(Title of Class)

—————————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [___]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes [___] No [X].

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2003: $67,295,036

As of February 26, 2004, there were outstanding 2,035,191 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

The Company

        O.A.K. Financial Corporation (the “Company”), was incorporated under the laws of the State of Michigan on October 13, 1988, for the purpose of becoming a bank holding company. The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns the outstanding stock of Byron Center State Bank (the “Bank”), which is organized under the laws of the State of Michigan. Aside from the Bank, the Company has no other substantial assets. The Company conducts no business except for the provision of certain management and operational services to the Bank, the collection of dividends from the Bank and the payment of dividends to the Company’s stockholders. The executive office of the Company is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s operations are considered by Management to be aggregated in one reportable operating segment.

        Beginning January 1, 2001 the Company and all its subsidiaries are provided staff resources through O.A.K. ELC, an employee leasing company. O.A.K. ELC provides staffing solely to the Company and its subsidiaries.

The Bank

        The Bank was organized in 1921 as a Michigan banking corporation. The executive office of the Bank is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank’s main office is located in Byron Center and it serves other communities with a total of 12 branch offices and one mortgage operations center. The Bank’s offices are located in Kent County, Ottawa County and the northern portion of Allegan County. The area in which the Bank’s offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing suburban population as the Grand Rapids Metropolitan Area expands.

        The Bank provides a broad range of financial products and services through its branch network in West Michigan. A typical branch includes a full service lobby, most with drive-thru service and automatic teller machines. The Bank provides a wide range of commercial and personal banking services, including but not limited to: real estate, consumer and commercial loans, checking accounts, savings accounts, certificates of deposit, safe deposit boxes, U.S. Savings Bonds, internet banking, electronic ATM banking, telephone banking and other electronic banking services. Currently, the Bank does not offer trust services.

        The Bank owns a subsidiary, O.A.K. Financial Services, which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. O.A.K. Financial Services in turn owns Dornbush Insurance Agency, which offers property and casualty, life, disability and long-term care insurance products.

Effect of Government Monetary Policies

        Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Bank Competition

        The Bank has twelve offices, one within each of the communities it serves. Within these communities, its principal competitors are Comerica Bank, Bank One, Fifth-Third Bank, Flagstar Bank, National City Bank,

Huntington Bank, Macatawa Bank, Mercantile Bank, United Bank of Michigan , and various credit unions. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company, with the exception of Macatawa Bank, Mercantile Bank, United Bank of Michigan and the credit unions.

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

Source of Revenue

        The Bank’s principal source of revenue includes net interest income, fees from the sale of loans, and non-interest income. The net interest revenue is the difference between the interest the Bank earns on loans and investments and the interest the Bank pays on deposits and other interest bearing borrowed funds. Non-interest revenue includes deposit service charges, insurance premium income, brokerage fees and other fees collected for services provided. Loan sales revenue is a result of the origination and sale of mortgage loans. The sources of income for the three most recent years are as follows:

% of total revenue:	2003	2002	2001

Net interest revenue	73.0%	74.4%	78.8%
Non-interest revenue	19.2%	14.8%	13.3%
Mortgage banking revenue	7.8%	10.8%	7.9%

Employees

        As of December 31, 2003, the Registrant and subsidiaries employed 171 full-time and 50 part-time persons. Management believes that relations with employees are good.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

        On October 16, 2003, OAK Financial Corporation and Byron Center State Bank were released from the written agreement that was entered into on October 4, 2002 with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. Release from the written agreement followed management’s compliance with all of the provisions of the written agreement. The Written Agreement addressed issues including management and asset quality. While the Written Agreement was in effect, the Company and the Bank required prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation.

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Michigan Office of Financial and Insurance Services (“OFIS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the OFIS deems the Bank’s capital to be impaired, the OFIS may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

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

        The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the OFIS under the Michigan Banking Code, may be required.

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

The Bank

    General. The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and OFIS, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

        OFIS Assessments. Michigan banks are required to pay supervisory fees to the OFIS to fund the operations of the OFIS. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the OFIS.

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

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	Total Risk-Based Capital Ratio 10% or above 8% or above Less than 8% Less than 6% --	Tier 1 Risk-Based Capital Ratio 6% or above 4% or above Less than 4% Less than 3% --	Leverage Ratio 5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2003, the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

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

        Safety and Soundness Standards. Pursuant to FDICIA, the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

        Consumer Protection Laws. The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations under, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and regulations which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through a link on our website at www.bcsbank.com to the SEC website. The reports are also available through the SEC website.

Item 2. Properties.

        The Company and the Bank own and operate a total of 13 facilities in Michigan. The facilities are located in Kent, Ottawa, and Allegan Counties. The individual properties are not materially significant to the Company’s or the Bank’s business or to the consolidated financials.

        With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered adequate for current and anticipated needs.

        During 2002 the Bank moved its Grandville branch to a new location and also purchased an existing bank facility in Jenison, which was opened under the Byron Center State Bank name in 2003.

Item 3. Legal Proceedings.

        From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4. Submission of Matters to Vote of Security Holders.

        None.

Executive Officers of the Company

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2003:

Name	Age	Position with Company	Year Became an Executive Officer

Patrick K. Gill James A. Luyk Thomas L. Fitzgerald	52 41 58	President, Chief Executive Officer and
Director of the Company and the Bank
Executive Vice President and Chief Financial
Officer of the Company and the Bank
Executive Vice President and Chief Lending
		Officer of the Company and the Bank	2002 2000 2002

        Prior to being named President and Chief Executive Officer in 2002, Mr. Gill served as President and Chief Executive Officer of Pavilion Bancorp, Inc. for more than five (5) years.

        Prior to being named Executive Vice President and Chief Financial Officer in 2000, Mr. Luyk served as regional controller for Huntington National Bank.

        Prior to being named Executive Vice President and Chief Lending Officer in 2002, Mr. Fitzgerald served as Executive Vice President, in charge of business development, at National City Bank for more than five (5) years.

PART II

Item 5. Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

        There is no active market for the Company’s Common Stock, and there is limited published information with respect to its market price. There are occasional sales through brokers and direct sales by stockholders of which the Company’s management may, or may not be aware. It is the understanding of the management of the Company that over the last two years, the Company’s Common Stock has sold at prices in excess of book value.

        The following table sets forth the range of high and low sales prices of the Company’s common stock during 2003 and 2002, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed below:

	Sales Prices		Cash Dividends Declared
2003	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	$39.75 40.00 41.00 41.25	$38.00 37.25 37.00 38.50	$0.24 $0.30
2002	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	$44.75 44.65 42.50 40.35	$44.00 41.00 39.00 39.00	$0.48 $0.24

        The Company has approximately 1,050 holders of record of its common stock. The common stock is traded as a “pink-sheet” company and quoted on the Over-the-Counter Bulletin Board under the symbol “OKFC”.

        We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank’s ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6. Selected Financial Data (dollars in thousands, except per share data).

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31,

	2003	2002	2001	2000	1999
Consolidated Results of Operations:
Interest income	$26,611	$32,029	$36,120	$33,172	$25,080
Interest expense	9,733	12,904	16,809	16,491	10,528

Net interest income	16,878	19,125	19,311	16,681	14,552
Provision for loan losses	625	4,070	3,025	3,120	1,250
Non-interest income	6,235	6,588	5,382	3,598	3,621
Non-interest expenses	16,766	16,375	14,008	12,057	10,603

Income before federal income taxes	5,722	5,268	7,660	5,102	6,320
Federal income taxes	1,564	1,490	1,644	1,132	1,791

Net income	$4,158	$3,778	$6,016	$3,970	$4,529

Per Share Data:
Net income	$2.04	$1.86	$2.96	$1.95	$2.23
Cash dividends declared	$.54	$.72	$.93	$.87	$.82
Book Value	$27.06	$25.86	$24.24	$21.95	$20.31
Weighted average shares outstanding	2,035	2,034	2,035	2,034	2,031

Consolidated Balance Sheet Data:
Total assets	$508,533	$537,472	$500,782	$457,004	$376,073
Loans, net of unearned income	363,565	377,567	379,345	347,293	287,830
Allowance for loan losses	8,390	8,398	6,983	4,874	3,551
Deposits	371,064	397,412	358,954	338,153	254,166
Stockholders' equity	55,080	52,606	49,283	44,629	41,258

Consolidated Financial Ratios:
Tax equivalent net interest income to
average earning assets	3.59%	4.06%	4.40%	4.38%	4.89%
Return on average equity	7.75	7.39	12.64	9.37	11.08
Return on average assets	.80	.72	1.26	.96	1.38
Non-performing loans to total loans	.58	2.47	1.41	.77	1.90
Efficiency ratio	71.70	62.56	56.28	58.79	58.62
Dividend payout ratio	26.43	38.58	31.58	44.55	36.97
Equity to asset ratio	10.83	9.79	9.84	9.77	10.97
Tier 1 leverage ratio	10.56	9.40	10.01	10.52	12.64

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2001 through 2003. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto.

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

        Allowance for loan losses — Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies, issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors.

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

        Originated mortgage-servicing rights (“OMSR”) — The Company records the original “OMSR” based on market data. The “OMSR” is amortized into non-interest income, in proportion to the period of the estimated future net servicing income of the underlying financial asset. Additionally, an independent third party valuation is performed to determine potential impairment of the “OMSR” as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact on the carrying value of the mortgage servicing assets.

FINANCIAL CONDITION

Summary

        Total assets declined 5% during 2003 as a direct result of management’s effort to improve asset quality. Total loans declined 4% largely due to a decline in consumer indirect lending, which the bank has exited, and a decline in non performing commercial loans. Total loans represent 71% of the Bank’s total assets followed by investments and fed funds sold, which comprise approximately 22% of the Bank’s assets. The surplus funding that resulted from the decline in assets was redeployed from loans and fed funds sold to the investment portfolio. Total deposits also declined in 2003 as the Bank did not compete as aggressively for rate sensitive deposits and decreased the reliance on deposits outside its market area. A discussion of changes in balance sheet amounts by major categories follows:

Securities (in thousands)

        The Bank maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Company’s investing activities is to provide for safety of the principal invested, as a source of liquidity and management of exposure to changes in interest rates. A relatively high percent of the Bank’s security portfolio is pledged. The majority of the securities pledged are to secure borrowing arrangements for Federal Home Loan Bank borrowings and securities sold under agreements to repurchase or for other purposes as required or permitted by law. For administrative purposes, the Bank generally pledges more securities than required. The Bank was required to have approximately $58 million pledged at December 31, 2003 compared to $64 million at December 31, 2002.

        All of the Company’s securities are classified as available-for-sale. As a result, changes in market value are recognized as adjustments to carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity. The Company’s total holdings increased approximately $22 million in 2003. The increase is a result of the liquidity provided by exiting consumer indirect lending and the reduction in non-performing commercial loans combined with a redeployment of fed fund funds sold at December 31, 2002 to achieve a higher yield and reduce the Bank’s exposure to falling interest rates.

Securities available-for-sale:	Amortized Cost	Fair Value	Amount Pledged
December 31, 2003	$101,504	$103,395	$85,086
December 31, 2002	$78,297	$81,125	$74,672

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2003. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

	Maturing
	(dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Investments With No Contractual Maturity
	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield
Available for Sale:
US government
securities	$9,802	3.04%	$14,221	2.74%	$-	-	$-	-	$-	-
Mortgage-backed
securities	443	3.15%	29,190	2.90%	10,889	3.39%	2,498	4.72%	-	-
States and
Political
Subdivisions	4,277	3.72%	18,184	5.06%	9,137	7.00%	411	7.48%	-	-
Other Securities	-	-	3,726	2.92%	-	-	-	-	617	9.18%

	$14,522	3.24%	$65,321	3.50%	$20,026	5.04%	$2,909	5.11%	$617	9.18%

The Loan Portfolio

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. The loan review officer submits periodic reviews to the Chief Lending Officer and these reviews are submitted to the Audit/Compliance Committee on a quarterly basis. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cashflow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Secured loan requests in excess of $1,250,000 or unsecured loan requests in excess of $400,000, are required to be presented to the Board of Directors or the Director Loan Committee for review and approval.

        The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the method of coding the commercial loan portfolio by Standard Industrial Classification (S.I.C.) code. Total consumer loans continue to decline as a result of zero percent financing provided by the auto industry and the Bank’s substantial exit from the consumer indirect business. As of December 31, 2003, the Bank had indirect loans totaling approximately $18 million, down 42% from $31 million at December 31, 2002. Management expects the indirect consumer loan portfolio to continue to decline during 2004. During 2003, total residential real estate loans increased 26%, largely comprised of floating rate and fixed rate mortgages with maturities of 10 years or less. The historically low rates provided an opportunity to add some shorter-term mortgages to the loan portfolio and decrease the Bank’s sensitivity to declining interest rates.

        It is the Bank’s general practice to sell residential real estate loans with maturities over 10 years to Freddie Mac . The Bank retains servicing rights on substantially all such loans sold. At December 31, 2003 and 2002, the Bank was servicing loans for Freddie Mac totaling approximately $257 million and $258 million, respectively. During 2003, the Bank also established a relationship with Washington Mutual Inc. to sell residential real estate loans, with servicing released. During 2003, the Bank sold approximately $5 million in residential real estate loans with servicing released.

        In addition to the communities served by the Bank’s branches, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)

	Year ended December 31,
	2003		2002
	Amount	%	Amount	%

Commercial Real Estate	$196,147	54	$209,174	55
Residential Real Estate	82,524	23	65,322	17
Commercial	48,866	13	49,913	13
Consumer	36,028	10	53,158	15

Total loans	$363,565	100%	$377,567	100%

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

        Residential Real-Estate Loans: Residential single family real-estate loans are originated in the Bank’s primary market area. Generally, the Bank sells the loans in the secondary market. The loans are underwritten using the guidelines and standards in the Federal Home Loan Mortgage Corporation Sellers and Servicers Guide. On occasion single family real-estate loans will be retained in the Bank’s portfolio and such loans will generally have maturities less than fifteen years.

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

        The low interest rate environment resulted in a significant amount of re-financing during 2002 and 2003. Consumers refinanced mortgage loans to lock in the lower interest rates. This activity increased net gains on sales of loans held for sale compared to previous years. The Company does not expect this abnormally high volume to continue. The Company also experienced a significant amount of fixed rate commercial loan re-financing. A significant number of these customers re-financed from higher fixed interest rates to lower variable interest rates. For discussion regarding interest rate risk exposure and management of this risk see the “Interest Rate Risk” and “Asset/Liability Gap Position” sections.

        Management has taken significant steps in the loan administration area to improve underwriting standards. These changes have improved asset quality, which management expects to continue. However, asset quality is also dependent on general and local economic conditions, which continue to show signs of weakness, although improving.

Non-performing Assets (in thousands)

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118 and SFAS No. 114, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

	December 31,
	2003	2002

Non-accrual loans	$466	$8,290
90 days or more past due & still accruing	94	1,018

Total non-performing loans	560	9,308
Other real estate	1,539	-

Total non-performing assets	$2,099	$9,308

As a percentage of portfolio loans
Non-performing loans	.15%	2.47%
Non-performing assets	.58%	2.47%
Allowance for loan losses	2.31%	2.22%
Allowance for loan losses as a % of non-performing loans	1498%	90%

        The Bank’s ratio of non-performing loans to total loans at December 31, 2003 was significantly lower than at December 31, 2002, which reflects management’s aggressive approach to credit management. A significant portion of the improvement is the result of the customers finding alternative financing and repaying their loan to the Bank. In some instances, non-performing assets have been sold to a new borrower of the Bank. The non-performing assets listed in other real estate consist of two commercial properties, which the bank is currently in the process of marketing. As of December 31, 2003 there were no other interest bearing assets, which required classification.

        During 2002, management, with the assistance of outside consultants, conducted a complete and comprehensive review of the lending process. The outcomes include an improvement in workflow, improvement in processes and procedures, standardization of loan quality assessment, and improvement in the management of non-performing credits. These changes have improved asset quality and credit management.

        The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2003, 2002 and 2001 had those loans been accruing interest in accordance with the original terms of the loan agreements (pro forma interest) and the amount of interest income actually included in net interest income for those years.

Foregone Interest on Non-Performing Loans (in thousands)

	For the Year Ended December 31,
	2003		2002		2001
	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$33	$99	$838	$115	$232	$551
Interest earned	25	98	198	115	29	551

Foregone interest income	$8	$1	$640	$-	$203	$-

Allowance for Loan Losses (dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of year	$8,398	$6,983	$4,874

Charge-offs:
Commercial real estate	(310)	(925)	(177)
Residential real estate	(1)	(3)	-
Commercial	(126)	(601)	(186)
Consumer	(799)	(1,398)	(816)

	(1,236)	(2,927)	(1,179)

Recoveries:
Commercial real estate	69	1	0
Residential real estate	-	4	-
Commercial	58	20	36
Consumer	476	247	227

	603	272	263

Net charge-offs	(633)	(2,655)	(916)

Additions to allowance charged to operations	625	4,070	3,025

Balance at end of year	$8,390	$8,398	$6,983

Net charge-offs as a percent of average loans	.18%	.68%	.25%

        For the year ended December 31, 2003 versus 2002, net loans charged off decreased from .68% of average loans outstanding to .18%. During the year ended December 31, 2003, management added $625,000 to the loan loss provision and had net charge-offs of $633,000. The provision for loan losses charged against earnings decreased $3,445,000, or approximately 85% from a year ago. The allowance for loan losses as a percent of total loans increased from 2.22% at December 31, 2002 to 2.31% at December 31, 2003. This increase reflects the low level of charge-offs and decline in total loans outstanding. Consumer loan net charge-offs declined sharply in 2003, falling $828,000 from 2002. This improvement is the result of exiting indirect consumer lending and improved recovery of prior amounts charged-off. The improvement in the recovery of prior charge-offs is, in part, due to the addition of a collector that specializes in the collection of charged-off loans. Net charge-offs in the Real Estate portfolio continue to be very low.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as problem loans, reviews past loss experience, the local economy and a number of other factors. Management believes that the allowance for loan losses is adequate.

	Year ended December 31,
	2003		2002		2001
	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance
Commercial and commercial
real estate	$5,591	67%	$5,817	69%	$4,908	70%
Real estate mortgages	303	4	382	5	100	2
Consumer	1,534	18	1,871	22	1,273	18
Subjective	962	11	328	4	702	10

Total	$8,390	100%	$8,398	100%	$6,983	100%

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

        The first element reflects our estimate of probable losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, and discounted collateral exposure.

        The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category.

        The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each type of loan. Additionally, an allocation is provided based on the current delinquency rate for some loan categories. Loss analyses are conducted at least annually.

        The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios.

        Actual losses experienced in the future could significantly vary from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could significantly affect the adequacy of the allowance for loan losses. While amounts are allocated to various portfolios as directed by Statement of Financial Accounting Standards No. 114, the entire allowance for loan losses is available to absorb losses from any portfolio segment.

Sources of Funds

        The primary sources of funding for the Bank are deposits, which includes brokered deposits, securities sold under agreements to repurchase and Federal Home Loan Advances. Non deposit sources of funding decreased approximately 5% or $4 million from December 31, 2002 to December 31, 2003. Total deposits declined approximately $26 million or 7% from December 31, 2002 to December 31, 2003. The entire decline can be attributed to a decline in certificates of deposit, which declined by approximately $34 million, or 17%, from December 31, 2002 to December 31, 2003. The decline in certificates of deposit reflect a decreased reliance on certificates over $100,000, which declined 20%, or approximately $20 million and a decline in certificates of deposit under $100,000 totaling $14 million, or approximately 14% as the result of not offering as many premium priced certificates in 2003 as in the years leading up to 2003.

        Excluding certificates of deposit, total deposits increased approximately 4% from December 31, 2002 to December 31, 2003. The increase in 2003 approximates the overall growth of deposits in the Bank’s market area. Due to the decline in funding needs, the Bank was able to reduce its use of brokered time deposits from $53 million at December 31, 2002 to $47 million at December 31, 2003. The average cost of funds for brokered deposits is at least 30 basis points higher than local deposits. The Bank’s plan of decreasing dependence on brokered deposits will lower the average cost of funds. The Bank will continue to use of brokered deposits as part of its asset & liability management plan.

        Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank’s strategic plan. The checking and savings product mix has also been realigned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. Improvement in the equity markets has resulted in some deposit outflow back into the equity market. The largest percentage of growth has been from acquiring more of existing customers relationships. The Bank expects this trend to continue. The Company is developing a more comprehensive sales focus, which includes the newly created personal banker positions at each of the company’s offices. Additional sales training and measurement tools are being implemented to better assess our strengths and weaknesses in the selling process. In addition to the traditional bank offices, the Company provides a wide array of alternative electronic methods to serve customers. New cash management products are expected to be offered in early 2004. During the third quarter of 2003 the Bank launched Mobile Banking, a courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important Bank documents. The Mobile Banking vans are staffed by experienced Bank employees and a professional armed guard. Deposits are kept secure within a vault inside the van.

Average Deposit Balances (dollars in thousands)

        The following table lists the total average deposit balances during 2003 and 2002 and the weighted average rates paid on the funds provided.

	Average for the Year
	2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$54,186		$50,806
NOW Accounts	41,697.48%		37,578	1.14%
MMDA/Savings	101,153.64		83,595	1.26
Time - negotiable brokered	48,116	5.31	56,993	5.41
Time	135,211	3.03	152,728	3.66

Total Deposits	$380,363	1.97%	$381,700	2.66%

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

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2003			December 31, 2002
	Average Balance	Average Maturity	Average Rate	Average Balance	Average Maturity	Average Rate
Repurchase agreements	$47,073	1 day	1.00	$43,147	1 day	1.63%
FHLB Borrowings	34,202	46 months	5.18	36,641	56 months	5.38
Federal funds purchased	10	1 day	1.30	2,438	1 day	1.98
Other borrowings(1)	-	-	-	72	-	7.91

	$81,285		2.76%	$83,807		3.27%

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

RESULTS OF OPERATIONS

Summary

        The Company achieved net income of $4.16 million in 2003, an increase of 10.1% from $3.78 million in 2002. Diluted earnings per share increased 9.7%, from $1.86 per share in 2002 to $2.04 per share in 2003. The growth in net income for the year reflects the significant progress made in improving asset quality. Non-performing assets declined by $7.2 million, or 77%, from a year ago. Net loan losses charged against the allowance for loan losses declined from .68% of total loans in 2002 to .18% of total loans in 2003. As a result, the provision for loan losses was reduced from $4,070,000 in 2002 to $625,000 in 2003.

        Net interest income declined approximately 12% in 2003. The decrease was a result of declines in the net interest margin and earning assets. The net interest margin compression is a direct result of the significant commercial loan refinancing activity and the exceptionally low interest rate environment. The net interest margin was 3.59% in 2003 compared to 4.06% in 2002. The decline in earning assets is directly attributable to the improvement in asset quality, which is discussed below.

        Non-interest income declined 5% in 2003, which is the result of a 35% decline in mortgage banking related fees. As previously reported, this decline is due to a significant increase in the amortization of mortgage servicing rights due to the significant mortgage refinance activity in 2003.

        The growth of non-interest expenses was held to approximately 2% in 2003. The increase in salary expense includes the cost associated with building a highly qualified and experienced management team. Non-employment related expenses declined 4% in 2003. This decline represents the efforts to reduce operating expenses in 2003. The organization-wide effort to lower total operating expenses will continue in 2004 and is expected to enhance performance results.

Earnings Performance (in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net income	$4,158	$3,778	$6,016
Per share of common stock	$2.04	$1.86	$2.96

Earnings ratios:

Return on average assets	.80%	.72%	1.26%
Return on average equity	7.75%	7.39%	12.64%

        Net income increased approximately 10% in 2003. A significant improvement in asset quality resulted in a lower provision for loans losses during 2003, offsetting a decline in net interest income resulting from a decline in earning assets and compression of the net interest margin as due to the low interest rate environment, a 5% decline in non-interest income, primarily due to a decline in mortgage fees and 2% increase in non-interest expense.

        Net income declined $2.2 million, or 37%, from 2001 to 2002. Loan sales continued to increase during 2002, but were offset by an increase in the loan loss provision, an increase in non-interest expense and a declining trend in net interest margin due to the low interest rate environment.

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)

	Year ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets
Fed. funds sold	$27,170	$305	1.12%	$9,643	$100	1.04%	$3,285	$140	4.26%
Securities:
Taxable	73,122	2,362	3.23%	58,448	2,384	4.08%	54,034	3,292	6.09%
Tax-exempt(3)	21,856	1,479	6.77%	21,585	1,525	7.07%	24,723	1,705	6.90%
Loans and leases(1)(2)	362,641	22,928	6.32%	392,351	28,443	7.25%	368,456	31,482	8.54%

Total earning assets/total
interest income	484,789	27,074	5.58%	482,027	32,452	6.73%	450,498	36,619	8.13%

Cash and due from banks	11,330			13,147			10,781
Unrealized gain	2,245			1,914			1,451
All other assets	28,623			31,974			21,635
Allowance for loan loss	(8,495)			(7,888)			(5,563)

Total assets	$518,492			$521,174			$478,802

Liabilities and
Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	$142,850	$842.59%		$121,173	$1,483	1.22%	$98,001	$2,048	2.09%
Time	183,328	6,649	3.63%	209,721	8,669	4.13%	203,699	11,045	5.42%
Securities sold under
agreements to repurchase
and federal funds purchased	47,083	470	1.00%	45,585	702	1.54%	41,117	1,238	3.01%
Other borrowed money	34,202	1,772	5.18%	38,222	2,050	5.36%	39,054	2,478	6.34%

Total interest bearing
liabilities/ total
interest expense	407,463	9,733	2.39%	414,701	12,904	3.11%	381,871	16,809	4.40%

Non-interest bearing deposits	54,271			50,806			44,685
All other liabilities	3,074			4,546			4,638

Total liabilities				470,053			431,194
Stockholders' Equity:
Total equity	53,533			51,121			47,608

Total liabilities and equity	$518,492			$521,174			$478,802

Net interest income-FTE		$17,341			$19,548			$19,810

Net interest margin as a
percentage of average earning
assets - FTE			3.59%			4.06%			4.40%

(1)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $3,605,000, $6,156,000 and $2,574,000 in 2003, 2002 and 2001 respectively.

(2)	Interest on loans includes net origination fees totaling $226,000 in 2003, $355,000 in 2002 and $257,000 in 2001.

(3)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34%.

        Net interest income is the principal source of income for the Company. In the current year, tax equivalent net interest income declined approximately $2.2 million, to $17.3 million, an 11.3% decrease from 2002.

        In 2003, the yield on total earning assets decreased 115 basis points, compared to a 72 basis point decline in the total interest bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased in 2003 due to lower interest rates and interest earning assets repricing faster than interest bearing liabilities. The compression is a result of significant commercial loan refinancing from long-term fixed rates to short-term variable rates combined with the lowest interest rates in 45 years, which reduces the spread and margin on the Bank’s non-interest bearing deposits and other funding sources, known as free funds.

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

        Management expects the declining trend in the fully taxable-equivalent (FTE) net interest margin to moderate as the decline in general interest rates appears to have slowed with an improving economy. However, the net interest margin is expected to remain below past levels as a result of the continued low rate environment and continued fierce competition for deposits in its local market. Management does not expect the net interest margin to decline significantly from its current level, but also does not anticipate a substantial improvement during 2004. The net interest margin is significantly affected by the monetary policies of the U.S. government, local competition and level of economic activity. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) in
interest income (1)
Federal funds sold	$196	$9	$205	$124	($ 164)	($ 40)
Securities:
Taxable	531	(553)	(22)	251	(1,159)	(908)
Tax Exempt (2)	19	(65)	(46)	(220)	40	(180)
Loans (2)	(2,051)	(3,464)	(5,515)	1,943	(4,982)	(3,039)

Total interest income	(1,305)	(4,073)	(5,378)	2,098	(6,265)	(4,167)

Increase (decrease) in
interest income (1)
Interest bearing deposits:
Savings/NOW Accounts	228	(869)	(641)	411	(976)	(565)
Time	(1,026)	(994)	(2,020)	317	(2,693)	(2,376)
Securities sold under
agreements to repurchase
and federal funds purchased	22	(254)	(232)	122	(658)	(536)
Other Borrowed Money	(210)	(68)	(278)	(11)	(417)	(428)

Total Interest Expense	(986)	(2,185)	(3,171)	839	(4,744)	(3,905)

Net interest income (FTE)	($ 319)	($1,888)	($2,207)	$1,259	($1,521)	($ 262)

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.

(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34%.

        Interest from loans continues to be the primary source of interest income, accounting for 84.7%, 87.5% and 86.0% of total interest income for 2003, 2002 and 2001, respectively. Net interest income is significantly influenced by results of the Bank’s lending activities. During the past two years interest income has declined $9.5 million while interest expense has declined $7.1 million over the same period. The primary reason interest income has declined faster than interest expense is due to the significant shift of long-term fixed rate commercial loans to floating rate commercial loans. Furthermore, many of the Bank’s customers paid prepayment penalties to refinance their long-term fixed rate commercial loans. Although the Bank collected prepayment penalties of approximately $170,000 and $467,000 in 2002 and 2003 respectively, the decline in interest income was significantly higher. The use of prepayment language in commercial loans is a competitive issue and is being further reviewed by Bank management. Interest income also declined in 2003 as a result of a decline in earning assets.

        Total interest expense decreased 24.9%, or $3.2 million from 2002 to 2003 and declined 23.2% or $3.9 million from 2001 to 2002. The $3.2 million decline in the cost of funds is largely due the low interest rate environment, and, to a lesser degree, the decline in total deposits. Cost of funds is influenced by economic conditions and activities of the Federal Reserve and local competition. The Bank’s asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Composition of Average Earning Assets and Interest Paying Liabilities

	Year ended December 31,
	2003	2002	2001
As a percent of average earning assets
Loans	75%	81%	82%
Other earning assets	25%	19%	18%

Average earning assets	100%	100%	100%

Savings and NOW accounts	29%	25%	22%
Time deposits	38%	44%	45%
Securities sold under agreements to repurchase, fed funds purchased and other borrowings	17%	19%	18%

Average interest bearing liabilities	84%	88%	85%

Average earning asset ratio	93%	92%	94%
Free funds ratio	16%	12%	15%

        The Bank’s earning asset ratio rebounded in 2003 due to the reduction in loans on non-accrual, which resulted in a decline in the earning asset ratio in 2002 compared to 2001.

        The free funds ratio, funds on which the bank does not pay interest, increased from 12% in 2002 to 16% in 2003. The improvement reflects an increase in the Bank’s stockholders’ equity percent to average earning assets

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was $625,000 in 2003, compared to $4.1 million for 2002 and $3.0 million for 2001. The decrease in the provision reflects a substantial improvement in asset quality and significant reduction in net loan losses during 2003. Although asset quality is substantially improved, loans originated prior to management’s adoption of new underwriting standards still present a higher level of risk than loans made after adoption of these standards. Based upon the most recent review of the loan portfolio, it is unlikely that a provision for loan losses will be required in the early part of 2004. However, conditions can change suddenly, and a provision for loan losses will be charged against earnings if, and when it becomes necessary.

        As previously reported, management has taken significant steps to improve underwriting standards, and loan administration and has exited the indirect consumer loan business. These changes have improved asset quality. Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)

	Year ended December 31,
	2003	2002	2001
Service charges on deposit accounts	$2,163	$1,866	$1,574
Net gains on asset sales:
Loans	2,780	3,474	1,924
Securities	236	80	300
Amortization of mortgage servicing rights	(1,754)	(940)	(445)
Impairment of mortgage servicing rights	146	(233)	-
Loan servicing fees	627	488	470
Insurance premium revenue	1,227	1,150	1,007
Brokerage revenue	307	254	304
Other	503	449	248

Total non-interest income	$6,235	$6,588	$5,382

        Non-interest income declined 5%, or approximately $0.4 million from 2002 to 2003, compared to an increase of 22%, or approximately $1.2 million from 2001 to 2002. Service charges on deposits increased 16% due to deposit account growth and changes in the Bank’s fee structure. The gain on sale of mortgages declined $0.7 million, or 20%, despite a 7% increase in the volume of mortgage loans sold during 2003. The decline in gains on sale of loans reflects a lower sales price on loans due to a more aggressive pricing strategy. Additionally, the decrease reflects the sale of some mortgages at a loss during the third quarter. It is the Bank’s practice to obtain rate locks on nearly all of the mortgage production that is sold, however, the overwhelming volume of mortgages in the third quarter prevented the Bank from closing all mortgage production within the rate lock time period. At December 31, 2003, the Bank had approximately $1.7 million of loans available for sale, which are reported at the lower of cost or market value of those loans. As a result of the low rates and record mortgage refinancing activity, the mortgage servicing asset of the Bank was reduced by an 87% increase in the amortization of the Banks mortgage servicing asset. Late in 2003, the level of amortization slowed substantially as the mortgage volume declined. The slower prepayments and upward movement in rates also resulted in a reduction of the valuation allowance attributed to the mortgage servicing asset. The Bank employs an independent third party to determine the fair value of the mortgage servicing asset.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

	Year ended December 31,
	2003	2002	2001
Total real estate mortgage loan originations	$204,897	$184,403	$136,626

Real estate mortgage loan sales, servicing retained	$165,497	$158,774	$105,682

Real estate mortgage loan sales, servicing released	$4,860	-	-

Net gains on the sale of real estate mortgage loans	$2,780	$3,474	$1,924

Net gains as a percent of real estate mortgage loan sales .	1.63%	2.19%	1.82%

        The decrease in gains on sale of real estate loans is a result of a lower sales price on loans due to a more aggressive pricing strategy and the sale of some mortgages at a loss in the third quarter of 2003. Net gains on the sale of loans are generally a function of the volume of loans sold. The volume of loans sold is dependent upon the Bank’s ability to originate loans, which is particularly sensitive to the absolute level of interest rates. Net gains on the sale of real estate mortgage loans are also dependant upon economic and competitive factors as well as management’s ability to effectively manage the Bank’s exposure to changes in interest rates. The Bank intends to aggressively market its services in the real estate area.

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year ended December 31,
	Proceeds	Gains	Losses	Net
2003	$5,324	$239	$3	$236
2002	3,548	82	2	80
2001	4,131	301	1	300

        Generally, securities are purchased with the anticipation that the Company would hold them to maturity. However, occasionally securities are sold for asset & liability management planning, or to take advantage of changes in the yield curve. Approximately $138,000 of the gain in 2003 is due to the sale of equity securities, predominately other bank stocks, held at the parent company.

Non-interest Expense

        Non-interest expense increased $391,000 or 2.4% in 2003, compared to 2002. The Company’s salary expense increased 9.5%, or $701,000 during 2003, compared to 2002. The increase includes the addition of several key management positions and significantly higher mortgage commissions due to the increased volume and change in compensation structure. The average number of employees declined by one, from 200 in 2002 to 199, including the new Jenison Office, in 2003. Employee benefits declined 1.6%, or $28,000 during 2003 compared to a year earlier. An increase in employment taxes was off-set by a slight decline in the employee health benefits and profit sharing plan. The Company’s medical plan is self-insured and medical claims and participation fluctuate from year to year. Management has implemented strategies to contain health benefit costs. In November, the Bank opened a new office in Jenison, Michigan. The new office is not expected to significantly increase non-interest expense. Data processing and software expense increased approximately 20% in 2003, following an increase of approximately 25% during 2002. The Bank has completed significant software and hardware upgrades over the past two years. Significant additional investments are not expected in the near-term, however, the Bank anticipates a continued investment in technology to remain competitive and to maintain existing systems. Professional and legal fees decreased 13% compared to 2002, as a result of a reduction in the remediation cost attributed to the prior Supervision and Regulation issues. Professional and legal fees are expected to continue to decline in 2004. Printing & Supplies, Marketing and Other non-interest expenses declined approximately 14% in aggregate. The decrease reflects management’s effort to reduce operating cost and decrease in remediation costs associated with loan collection cost and legal fees. The decrease includes the recapture of approximately $210,000 of director deferred compensation benefit plan expense due to the early retirement of a participating director. Management will continue to explore opportunities to become more efficient and reduce operating expenses that are not directly related to revenue production or necessary for the safe operation of the Bank. Management anticipates that total non-interest expense should be within a range of up 5% to down 5% in 2004.

        Non-interest expense increased $2,367,000 or 16.9% in 2002, compared to 2001. The Company’s salary expense increased 18.4%, or $1,141,000 during 2002, compared to 2001. The increase includes the addition of several key management positions and an increase in the number of employees due to the Bank’s past growth. Employee benefits increased 18.4%, or $278,000 during 2002 compared to a year earlier. The Company’s medical plan is self-insured and there were higher medical claims and more employees enrolled in the plan. Health benefits increased 44.0% over 2001. Data processing and software expense increased 25.3%, or $194,000 during 2002, compared to 2001. Professional and legal fees increased 56.1% or $244,000, compared to 2001. This increase was largely due to issues discussed under Supervision and Regulation. Other non-interest expenses increased 8.7%, or $196,000 in 2002, compared to a year earlier. This increase includes higher postage, lending costs due to growth as well as higher director fees and FDIC fees due to issues discussed under Supervision and Regulation.

	Year ended December 31,
	2003	2002	2001
Salaries	$8,044	$7,343	$6,202
Employee benefits	1,764	1,792	1,514
Occupancy	1,249	1,197	1,016
Equipment	1,100	1,062	1,064
Data processing and software	1,151	962	768
Professional and legal fees	591	679	435
Printing and supplies	380	523	394
Marketing	203	357	350
Other	2,284	2,460	2,265

Total non-interest expense	$16,766	$16,375	$14,008

Provision for Income Taxes

        The provision for income taxes was $1,564,000 in 2003, compared with $1,490,000 in 2002and $1,644,000 in 2001. The Company’s effective tax rate approximated 27% in 2003, 28% in 2002 and 21% in 2001. The lower effective tax rate for the year 2001 reflects the utilization of a valuation allowance from earlier periods. As of December 31, 2001 the valuation allowance was zero. Excluding the valuation allowance credit, the provision for income taxes would have been $2,083,000, or 27% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $55.1 million as of December 31, 2003, an increase of $2.5 million, or 4.7% from a year ago. The increase is primarily from the retention of earnings. The Company will fund future growth with current capital and retention of future earnings.

        In 2003, the Company paid cash dividends totaling $1.1 million, approximately 26% of earnings. In 2002, the Company paid cash dividends totaling $1.5 million, or approximately 39% of earnings. The higher percentage was the result of lower earnings in 2002 and not a change in the dividend policy.

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board as of December 31, 2003, as shown in the table below:

Capital Resources (in thousands)

	Regulatory Requirements		December 31,

	Adequately Capitalized	Well Capitalized	2003	2002

Tier 1 capital			$53,338	$50,138
Tier 2 capital			5,036	5,144

Total qualifying capital			$58,374	$55,282

Tier 1 leverage ratio	4%	5%	10.56%	9.40%
Tier 1 risk-based capital	4%	6%	13.47%	12.44%
Total risk-based capital	8%	10%	14.74%	13.71%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2003, which based on scheduled maturity dates, are due in the periods indicated.

	Maturing (in thousands)
	Within one Year	After one but within five years	After five years	Total
Residential Real Estate	$10,492	$13,592	$58,440	$82,524
Installment	2,843	19,258	13,927	36,028
Commercial Real Estate	56,025	130,321	9,801	196,147
Other Commercial	25,789	21,624	1,453	48,866

Totals	$95,149	$184,795	$83,621	$363,565

Allowance for Loan Losses				(8,390)

Total Loans Receivable, Net				$355,175

        Below is a schedule of the amounts maturing or re-pricing, which are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity (in thousands)
	Fixed Rate	Variable Rate	Total
Due within 3 months	$7,000	$175,853	$182,853
Due after 3 months within 1 year	20,814	-	20,814
Due after one but within five years	106,722	-	106,722
Due after five years	53,176	-	53,176

Total	$187,712	$175,853	$363,565

Allowance for loan losses			(8,390)

Total loans receivable, net			$355,175

Asset/Liability Gap Position (in thousands)

	December 31, 2003

	0-3 Months	4-12 Months		1-5 Years	5+ Years	Total
Interest earning assets:
Fed Funds Sold	$7,100	$-		$-	$-	$7,100
Loans	214,925	35,623		96,960	16,057	363,565
Securities (including restricted
investments)	29,908	15,126		47,512	13,826	106,372
Loans held for sale	1,705	-		-	-	1,705

Total interest earning assets	$253,638	$50,749		$144,472	$29,883	$478,742

Non-interest earning assets:
Cash and due from banks	-	-		-	-	$12,431
Allowance for loan losses	-	-		-	-	(8,390)
Accrued interest receivable	-	-		-	-	2,266
Premises and equipment (net)	-	-		-	-	14,428
Other assets	-	-		-	-	9,056

Total non-interest earning assets	-	-		-	-	$29,791

Total Assets	$253,638	$50,749		$144,472	$29,883	$508,533

Interest bearing liabilities:
Savings & NOW	$87,442	$13,272		$50,482	$-	$151,196
Time	31,821	61,302		73,812	3,119	170,054

Total deposits	119,263	74,574		124,294	3,119	321,250
Other borrowings	45,829	10,200		6,000	16,800	78,829

Total interest bearing liabilities .	$165,092	$84,774		$130,294	$19,919	$400,079

Non-interest bearing liabilities
and equity:
Non-interest bearing deposits	-	-		-	-	$49,814
Other liabilities	-	-		-	-	3,560
Stockholders' equity	-	-		-	-	55,080

Total non-interest bearing liabilities
and equity:	-	-		-	-	$108,454

Total liabilities and stockholders' equity	$165,092	$84,774		$130,294	$19,919	$508,533

Rate sensitivity gap and ratios:
Gap for period	$88,546	$(34,025)		$14,178	$9,964
Cumulative gap	$88,546	$54,521		$68,699	$78,663
Period gap ratio	1.54	.60		1.11	1.50
Cumulative gap ratio	1.54	1.22		1.18	1.20
Gap /Total Earning assets
Period	18.5%	(7.1%	)	2.9%	2.1%
Cumulative	18.5%	11.4%		14.3%	16.4%

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

        As of December 31, 2003 the cumulative one year gap position was approximately 11.4% of earning assets. The table above reflects that the Bank has an asset repricing gap of approximately $89 million at 3 months and an asset repricing gap of $54 million at one year. The Bank’s asset sensitive position has increased from a year ago as a result of the significant commercial refinance activity in which customers moved from long-term fixed to floating rate loans. In an effort to mitigate this shift by our customers, the Bank has increased its investment in fixed rate mortgages and securities. The Bank’s gap position indicates that within one year the net interest margin should decrease if interest rates decline and increase if interest rates rise. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to invest in assets and fund liabilities with the intent of maintaining a neutral GAP position. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
300 basis point rise	$41,134	(17.0)%	$19,827	14.4%
200 basis point rise	44,093	(11.1)	19,001	9.7
100 basis point rise	46,924	(5.3)	18,167	4.9
Base rate	49,571	-	17,324	-
100 basis point decline	52,185	5.3	15,869	(8.4)
200 basis point decline	55,238	11.4	13,181	(23.9)
300 basis point decline	58,148	17.3	10,359	(40.2)

(1)	Simulation analyses calculate the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

        Simulation models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of a simulation models require numerous assumptions, which could impact the results. Simulation models require the ability to accurately predict customer behavior to interest rate changes, changes in the competitive environment, and other economic factors.

Liquidity

        Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate our company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

        The Company’s liquidity strategy is to fund loan growth with deposits, and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. The effort to improve asset quality led to a decline in the total loans outstanding in 2003. This resulted in an increased amount of liquidity, which was invested in securities and used to reduce the Bank’s use of FHLB borrowed funds, brokered certificates and certificates of deposit over $100,000. Advances from the Federal Home Loan Bank decreased by $1 million, the use of brokered certificates of deposit decreased by $6 million and certificates of deposit over $100,000 declined by $13.5 million in 2003 compared to 2002.

        We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines; however, this is generally viewed as only a secondary and temporary source of funds. During 2003, our federal funds sold position averaged $27 million and our federal funds purchased position averaged $0. At December 31, 2003, our established unsecured federal funds purchased lines totaled $27 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), our bank has access to the FHLBI’s borrowing programs. Based on available collateral at December 31, 2003, our bank could borrow up to an additional $6.8 million. At December 31, 2003, FHLBI advances totaled $33 million.

        Net cash flows from operating activities fluctuate sharply from year to year due to the dollar amount of mortgage loans originated and the amount of mortgage loans sold. The significant changes from 2001 to 2002 and from 2002 to 2003 are largely due to mortgage loan related activity. Cash flows from investing activities reflect cash provided from a reduction in total loans and use of cash to increase the available for sale securities portfolio. Net loan growth declined from $1 million in 2002 to a $13 million reduction in 2003. This decline reflects the economic slow down and tightening of credit standards on consumer and commercial loans. The sharp decline in interest rates has resulted in an increase of principal repayments on mortgage-backed securities. The increased cash flows were re-invested in securities with maturities of two to five years.

        The significant change in cash flows from financing activities from providing approximately $32 million in 2002 to using approximately $32 million in 2003 is the result of the Bank’s lower funding needs resulting from the decline in net loan growth explained above. The Bank did not need to compete as aggressively for funding that is typically considered volatile. As such, certificates of deposit over $100,000, which includes brokered certificates, declined approximately $20 million and other time deposits, which are subject to local promotions in the market area, declined by $14 million. Management believes that these sources of funding continue to be available to the Bank, subject to offering more aggressive interest rates.

        The Company’s cash and cash equivalents declined approximately $37 million during 2003 to $20 million at December 31, 2003. The decrease in liquidity is reflected in the Company’s December 31, 2003 federal funds balance, which declined approximately $33 million. Overall liquidity is significantly determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$33,000	$10,200	$5,000	$1,000	$16,800

Total contractual cash obligations	$33,000	$10,200	$5,000	$1,000	$16,800

        The long-term debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio.

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of credit	$64,439	$57,501	$5,158	$1,699	$81
Standby letters of credit	2,237	2,042	195	-	-
Other commercial commitments	4,700	4,700	-	-	-

Total commercial commitments	$71,376	$64,243	$5,353	$1,699	$81

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

Selected Quarterly Financial Data (Unaudited):
   (in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
Periods Ended, 2003
Total Assets	$528,424	$520,808	$506,503	$508,533
Net Interest Income	4,362	4,419	4,087	4,010
Provision for Loan Losses	525	-	100	-
Net Income	671	1,115	1,178	1,194

Earnings per Share	$.33	$.55	$.58	$.58
Book Value per Share	$25.96	$26.51	$26.84	$27.06
Return on Average Assets	.51%	.85%	.91%	.94%
Return on Stockholders' Equity	5.17%	8.41%	8.66%	8.63%
Efficiency Ratio	73.7%	72.3%	69.4%	71.5%

Periods Ended, 2002
Total Assets	$511,959	$515,054	$534,819	$537,472
Net Interest Income	5,043	4,752	4,747	4,583
Provision for Loan Losses	600	2,045	600	825
Net Income	1,364	67	1,425	922

Earnings per Share	$.67	$.03	$.70	$.46
Book Value per Share	$24.89	$24.66	$25.55	$25.86
Return on Average Assets	1.08%	.05%	1.08%	.68%
Return on Stockholders' Equity	11.03%	.52%	11.07%	6.99%
Efficiency Ratio	60.2%	65.2%	59.2%	65.9%

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

ITEM 8. Financial Statements and Supplementary Data

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of the Independent Public Accountants are included in the following pages.

Independent Auditor’s Report

To the Board of Directors and Stockholders
O.A.K Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of O.A.K Financial Corporation and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Grand Rapids, Michigan
January 30, 2004

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
ASSETS	2003	2002

Cash and due from banks	$12,431	$17,329
Federal funds sold	7,100	39,675

Cash and cash equivalents	19,531	57,004

Available-for-sale securities	103,395	81,125
Total Loans	363,565	377,567
Allowance for loan losses	(8,390)	(8,398)

Net Loans	355,175	369,169

Loans held for sale	1,705	1,896
Accrued interest receivable	2,266	2,908
Premises and equipment, net	14,428	15,010
Restricted investments	2,977	2,900
Other assets	9,056	7,460

Total assets	$508,533	$537,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$12,431	$17,329
Interest bearing	$321,250	$344,790
Non-interest bearing	49,814	52,622

Total deposits	371,064	397,412

Securities sold under agreements to repurchase	44,338	47,896
FHLB advances	33,000	34,000
Other borrowed funds	1,491	1,000
Other liabilities	3,560	4,558

Total liabilities	453,453	484,866

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,035,191 at December 31,
2003 and 2,040,780 at December 31, 2002	2,035	2,041
Additional paid-in capital	6,023	6,307
Retained earnings	45,774	42,716
Accumulated other comprehensive income	1,248	1,868
Unallocated common stock held by ESOP	-	(326)

Total stockholders' equity	55,080	52,606

Total liabilities and stockholders' equity	$508,533	$537,472

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)

	Year Ended December 31,
	2003	2002	2001

Interest income
Interest and fees on loans	$22,914	$28,428	$31,448
Available-for-sale securities	3,234	3,326	4,336
Restricted investments	158	175	197
Federal funds sold	305	100	139

Total interest income	26,611	32,029	36,120

Interest expense
Deposits	7,491	10,152	13,093
Securities sold under agreements to repurchase	470	702	1,132
FHLB Advances	1,764	1,973	2,404
Borrowed funds	8	77	180

Total interest expense	9,733	12,904	16,809

Net interest income	16,878	19,125	19,311

Provision for loan losses	625	4,070	3,025

Net interest income after provision for
loan losses	16,253	15,055	16,286

Non-interest income
Service charges on deposit accounts	2,163	1,866	1,574
Net gain on sales of loans held for sale	2,780	3,474	1,924
Amortization of mortgage servicing rights	(1,754)	(940)	(445)
Change in impairment of mortgage servicing rights	146	(233)	-
Loan servicing fees	627	488	470
Net gain on sales of available for sale securities	236	80	300
Insurance premiums	1,227	1,150	1,007
Brokerage fees	307	254	304
Other	503	449	248

Total non-interest income	6,235	6,588	5,382

Non-interest expenses
Salaries	8,044	7,343	6,202
Employee benefits	1,764	1,792	1,514
Occupancy (net)	1,249	1,197	1,016
Furniture and fixtures	1,100	1,062	1,064
Other	4,609	4,981	4,212

Total non-interest expenses	16,766	16,375	14,008

Income before federal income taxes	5,722	5,268	7,660

Federal income taxes	1,564	1,490	1,644

Net income	$4,158	$3,778	$6,016

Income per common share:

Basic	$2.04	$1.86	$2.96

Diluted	$2.04	$1.86	$2.96

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Year Ended December 31,
	2003	2002	2001

Shares of common stock issued and outstanding
Balance, beginning of year	2,041	2,041	2,042
Common stock forfeitures	-	-	(2)
Common stock issued	-	-	1
Redemption of unallocated ESOP shares	(6)	-	-

Balance, end of year	2,035	2,041	2,041

Common stock
Balance, beginning of year	$2,041	$2,041	$2,042
Common stock forfeitures	-	-	(2)
Common stock issued	-	-	1
Redemption of unallocated ESOP shares	(6)	-	-

Balance, end of year	2,035	2,041	2,041

Additional paid-in-capital
Balance, beginning of year	6,307	6,302	6,265
Common stock issued	-	10	37
Redemption of unallocated ESOP shares	(274)	-	-
Allocation of ESOP shares	(10)	(5)	-

Balance, end of year	6,023	6,307	6,302

Retained earnings
Balance, beginning of year	42,716	40,396	36,280
Net income	4,158	3,778	6,016
Cash dividends	(1,100)	(1,458)	(1,900)

Balance, end of year	45,774	42,716	40,396

Accumulated other comprehensive income
Balance, beginning of year	1,868	916	484
Other comprehensive (loss) income	(620)	952	432

Balance, end of year	1,248	1,868	916

Unallocated common stock held by ESOP
Balance, beginning of year	(326)	(372)	(442)
Redemption of unallocated ESOP shares	279
Allocation of ESOP shares	47	46	70

Balance, end of year	-	(326)	(372)

Total stockholders' equity	$55,080	$52,606	$49,283

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities
Net income	$4,158	$3,778	$6,016
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,116	1,043	1,049
Provision for loan losses	625	4,070	3,025
Proceeds from sales of loans held for sale	171,689	162,247	107,606
Originations of loans held for sale	(170,166)	(149,213)	(116,412)
Net gain on sales of available-for-sale securities	(236)	(80)	(300)
Net gain on sales of loans held for sale	(1,332)	(3,474)	(1,924)
Net amortization of investment premiums	844	423	177
(Gain) loss on sales of property and equipment	14	(95)	8
Deferred federal income taxes	308	(493)	(905)
Changes in operating assets and liabilities
which (used) provided cash
Accrued interest receivable	642	576	(39)
Stock dividends received from restricted investments	(77)	-	-
Other assets	(1,829)	(593)	(1,978)
Other liabilities	(640)	253	884

Net cash (used in) provided by operating activities	5,041	18,442	(2,793)

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	17,616	25,895	29,648
Proceeds from sales	5,324	3,548	4,131
Purchases	(46,760)	(30,391)	(37,634)
Purchase of restricted investments	-	-	(190)
Net decrease (increase) in loans held for investment	13,369	(877)	(32,968)
Purchases of premises and equipment	(554)	(3,777)	(2,091)
Proceeds from the sale of premises and equipment	6	406	741

Net cash used in investing activities	(10,999)	(5,196)	(38,363)

Cash flows from financing activities
Net (decrease) increase in deposits	(26,348)	38,458	20,801
Net increase (decrease) in TT&L note	491	87	(2,577)
Proceeds from FHLB borrowings	-	4,000	15,400
Repayments of FHLB borrowings	(1,000)	(6,000)	(14,200)
Net other borrowed funds (repayments)	-	(123)	(42)
Net (decrease) increase in securities sold under
agreements to repurchase and fed funds purchased	(3,558)	(3,268)	18,928
Dividends paid	(1,100)	(1,458)	(1,900)
Proceeds from issuance of common stock	-	10	38

Net cash (used in) provided by financing activities	(31,515)	31,706	36,448

Net (decrease) increase in cash and cash equivalents	(37,473)	44,952	(4,708)
Cash and cash equivalents, beginning of year	57,004	12,052	16,760

Cash and cash equivalents, end of year	$19,531	$57,004	$12,052

Supplementary cash flows information
Interest paid	$10,096	$13,081	$17,195
Income taxes paid	1,274	1,962	2,740

Non-cash activities
Loans transferred to other real estate	$3,543	$-	$120

The accompanying notes are an integral part of these consolidated financial statements.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Corporation, and its subsidiaries, OAK ELC and Byron Center State Bank (the Bank), and its subsidiary, OAK Financial Services, and its subsidiary, Dornbush Insurance Agency, after elimination of significant intercompany transactions and accounts.

Nature of Operations: The bank provides a variety of financial services to individuals and businesses in the western Michigan area through its twelve branches located in Byron Center, Jamestown, Cutlerville, Hudsonville, Grandville, Moline, Dorr, Hamilton, Allendale, Zeeland, Kentwood and Jenison. Active competition, principally from other commercial banks and credit unions, exists in all of the Bank’s principal markets. The Bank is a state chartered bank and a member of the Federal Reserve Bank (“FRB”). Deposits are insured by the Federal Deposit Insurance Corporation’s (“FDIC”) Bank Insurance Fund. The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial Institutions and Insurance Services (“OFIS”) and undergoes periodic examinations by these regulatory authorities.

The Bank’s primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are commercial loans, real estate mortgages, and consumer loans. O.A.K. Financial Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Dornbush Insurance Agency offers property and casualty, life, disability and long-term care insurance products.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, the fair value of intangible assets and the fair values of financial instruments are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Available-For-Sale Securities: Securities available-for-sale consists of those securities, which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at fair value with unrealized gains or losses reported in other comprehensive income, net of tax. Declines in the fair value of securities below cost that are determined to be other than temporary are reflected in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method.

Loans: Loans are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as scheduled. When the accrual of interest is discontinued, all uncollected accrued interest is reversed. Interest income on such loans is recognized only to the extent cash payment is received. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as non-accrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Corporation grants commercial real estate, residential real estate, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate loans throughout West-Michigan. The ability of the Corporation’s debtors to honor their contracts is dependant upon the real estate and general economic conditions in this area.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated by assessing payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line and accelerated methods over the useful lives of the respective assets. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment.

Servicing: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices of similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance.

Income Taxes: Income tax expense is the sum of the current years income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequence of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation and its subsidiary file a consolidated federal income tax return on a calendar year basis.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off Balance Sheet Instruments: In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Repurchase Agreements: Repurchase agreement liabilities represent amounts advanced by customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on – and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares that could be issued under the stock option plan.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income, which includes the unrealized gains and losses on available-for-sale securities. The unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, net of tax.

Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Stock Compensation Plans: The Corporation accounts for stock option plans using the intrinsic value based method. No compensation cost related to stock options was recognized during 2003, 2002 or 2001, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data).

	2003	2002	2001

Net Income as reported	$4,158	$3,778	$6,016

Stock based compensation credit (expense) determined
under fair value method, net of related tax effect	46	(41)	(76)

Pro-forma net income	$4,204	$3,737	$5,940

Basic earnings per share as reported	$2.04	$1.86	$2.96
Pro-forma basic earnings per share	$2.06	$1.84	$2.92

Diluted earnings per share as reported	$2.04	$1.86	$2.96
Pro-forma diluted earnings per share	$2.06	$1.84	$2.92

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001

Dividend yield	-	1.71%	1.97%
Expected life	-	9 years	9 years
Expected volatility	-	4.96%	4.80%
Risk-free interest rate	-	3.83%	5.07%
Weighted-average fair value per share of options
granted during the year	-	$9.63	$16.77

Segment Reporting: While management monitors the revenue streams of various products and services offered, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment.

Restricted Investments: The Bank is a member of the Federal Home Loan Bank System and is required to invest in capital stock of the Federal Home Loan Bank of Indianapolis (“FHLB”). The amount of the required investment is determined and adjusted annually by the FHLB. The investment is carried at cost plus the value assigned to stock dividends.

The Bank is also a member of the Federal Reserve Bank System. The amount of the required investment is determined by the FRB at the time the Bank becomes a member. The amount of the investment may be adjusted thereafter and is carried at cost.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2. COMPREHENSIVE INCOME (in thousands)

        The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2003	2002	2001

Unrealized (losses) gains on available-
for-sale securities arising during the year	$(701)	$1,520	$955

Reclassification adjustment for realized
gains included in net income	236	80	300

Other comprehensive (loss) income
before income taxes	(937)	1,440	655

Income taxes related to
other comprehensive income	(317)	488	223

Other comprehensive (loss) income	(620)	952	432

Net income	4,158	3,778	6,016

Comprehensive income	$3,538	$4,729	$6,448

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2003 and 2002, those required reserve balances were $899,000 and $3,346,000, respectively.

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (in thousands)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U S government securities	$23,814	$217	$8	$24,023
Mortgage-backed securities	42,695	450	125	43,020
States and political subdivisions	30,837	1,331	159	32,009
Other	4,158	185	-	4,343

Total	$101,504	$2,183	$292	$103,395

2002
U S government securities	$13,395	$125	$7	$13,513
Mortgage-backed securities	41,519	1,163	20	42,662
States and political subdivisions	20,191	1,449	-	21,640
Other	3,192	379	261	3,310

Total	$78,297	$3,116	$288	$81,125

        Investment securities with carrying values of approximately $85.1 million and $74.7 million at December 31, 2003 and 2002, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2003 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$13,985	$14,079
Due after one year through five years	35,562	36,130
Due after five years through ten years	8,435	9,137
Due after ten years	827	1,029

Subtotal	58,809	60,375
Mortgage-backed securities	42,695	43,020

Total	$101,504	$103,395

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2003	2002	2001

Gross realized gains	$239	$82	$301
Gross realized losses	(3)	(2)	(1)

Net realized gain on sales of
available-for-sale securities	$236	$80	$300

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2003	2002

Commercial real estate	$196,147	$209,174
Residential real estate	82,524	65,322
Commercial	48,866	49,913
Consumer	36,028	53,158

Total loans	$363,565	$377,567

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2003	2002	2001

Balance, beginning of year	$8,398	$6,983	$4,874

Provision for loan losses	625	4,070	3,025
Recoveries	603	272	263
Loans charged off	(1,236)	(2,927)	(1,179)

Balance, end of year	$8,390	$8,398	$6,983

The following is a summary of information pertaining to impaired loans as of December 31:

	2003	2002

Impaired loans without a valuation allowance	$4,250	$14,546
Impaired loans with a valuation allowance	8,743	11,639

Total impaired loans	12,993	$26,185

Valuation allowance related to impaired loans	$2,551	$3,149
Total non-accrual loans	$466	$8,290
Total loans past due ninety days or more and
still accruing	$94	$1,018

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2003	2002	2001

Average investment in impaired loans	$17,962	$27,577	$8,731

Interest income recognized on impaired loans	$1,048	$2,208	$580

Interest income recognized on a cash basis on impaired loans	-	$4	-

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6. PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

	2003	2002

Land	$3,466	$3,158
Building and improvements	11,979	12,263
Furniture and equipment	7,119	6,702

Total premises and equipment	22,564	22,123

Less accumulated depreciation	8,136	7,113

Premises and equipment, net	$14,428	$15,010

Depreciation expense was $1.1 million, $ 1.0 million and $ 1.0 million for each of the years ending December 31, 2003, 2002 and 2001.

NOTE 7. SERVICING (in thousands)

        The mortgage servicing rights, “MSR”, value is a present value of the future income stream attained from mortgage servicing fees, ancillary income from processing mortgage related payments, delinquency effects and overnight income of processing, “float”. The value is the sum of the present value of these future income streams, which is impacted by assumptions on prepayment or decay rates, mortgage classifications and the applied discount rate.

        The process is to classify the serviced mortgages into groups based on maturity, payment terms, seasoning and interest rate. The result is a series of mortgage pools with homogeneous characteristics, which are then subjected to appropriate prepayment speeds to derive a future stream of expected cash flows for each pool. The current industry accepted rate is used to discount the future cash flows. The sum of the present value of each pool is the mortgage servicing portion of the valuation. The Bank employs an independent third party to determine the fair value of the mortgage servicing rights.

        Loans serviced for others are not included on the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $257 million and $263 million at December 31, 2003 and 2002, respectively.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2003 and 2002, was $2.4 million and $2.5 million respectively. The fair value of these rights was $2.4 million and $2.5 million, respectively. The fair value of servicing rights was determined using a discount rate of 7.25 percent and prepayment speeds ranging from 10.5 percent to 20.1 percent.

        The following table summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2003	2002	2001

Mortgage servicing rights capitalized	$1,447	$1,758	$1,162

Mortgage servicing rights amortized	$1,754	$940	$445

Valuation Allowances:
Balance at beginning or year	($ 233)	$-	$-

Net change in valuation allowance	146	(233)	-

Balance at end of year	($ 87)	($ 233)	$-

NOTE 8. DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:

	2003	2002

Noninterest-bearing demand	$49,814	$52,622
Interest-bearing checking	48,285	41,874
Money market	51,129	53,113
Savings	51,782	45,758
Certificates of deposit, under $100,000	92,046	106,515
Certificates of deposit, over $100,000	78,008	97,530

Total deposits	$371,064	$397,412

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

2004	$91,586
2005	39,646
2006	15,498
2007	15,562
2008	4,647
2009	2,048
2010	1,067

Total time deposits	$170,054

        Brokered deposits, which are included in certificates of deposit, over $100,000 totaled approximately $47.4 million and $53.3 million at December 31, 2003 and 2002.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase at December 31, 2003 and 2002 mature within one day from the transaction date and have an average interest rate of 0.99% and 1.63%, respectively. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $61.5 million and $56.7 million at December 31, 2003 and 2002, respectively. Such securities remain under the control of the Bank.

        The maximum amount of repurchase borrowings outstanding at any month end during the years ended December 31, 2003 and 2002 was $58.6 million and $50.9 million, respectively; the daily average balance was $47.1 million and $43.1 million, respectively.

NOTE 10. FEDERAL HOME LOAN ADVANCES (in thousands)

        Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2003 and 2002. At December 31, 2003, the Federal Home Loan Bank borrowings were collateralized by specific 1 to 4 family residential mortgage loans with a carrying value of approximately $28.8 million and U.S. government agency securities with a carrying value of approximately $17.9 million. At December 31, 2002, the Federal Home Loan Bank borrowings were collateralized by blanket lien on all qualified 1-to-4 family whole mortgage loans with a carrying value of approximately $16.5 million and U.S. government agency securities with a carrying value of approximately $22.9 million. The average interest rate was 5.29% and 5.38%, for 2003 and 2002, respectively.

        The Federal Home Loan Bank advances at December 31, 2003 and their contractual maturities are as follows:

	Balance	Rates
Due in 2004	$10,200	3.69% - 5.07%
Due in 2005	3,000	3.93% - 5.74%
Due in 2006	2,000	5.03%
Due in 2007	1,000	5.97%
Due in 2010	16,800	5.99%

	$33,000

NOTE 11. FEDERAL INCOME TAXES (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2003	2002	2001

Current	$1,256	$1,983	$2,549
Deferred expense (benefit)	308	(493)	(905)

Federal income tax expense	$1,564	$1,490	$1,644

        A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, is as follows:

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001

Statutory rate applied to income
before income taxes	$1,946	$1,791	$2,604
Effect of tax-exempt interest income	(327)	(337)	(407)
Change in valuation allowance	-	-	(439)
Other - net	(55)	36	(114)

Federal income tax expense	$1,564	$1,490	$1,644

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2003	2002

Deferred tax assets
Allowance for loan losses	$2,665	$2,614
Deferred compensation plan	477	507
Deferred loan fees	84	85
Non-accrual interest	1	255
Other	42	109

Total deferred tax assets	3,269	3,570

Deferred tax liabilities
Depreciation	(439)	(384)
Discount accretion	(37)	(35)
Unrealized gain on securities available for sale	(643)	(960)
Loan servicing rights	(805)	(855)

Total deferred tax liabilities	(1,924)	(2,234)

Net deferred tax asset	$1,345	$1,336

NOTE 12. RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $6.6 million and $11.9 million at December 31, 2003 and 2002, respectively; new loans and repayments during 2003 were approximately $5.4 million and $10.7 million, respectively.

NOTE 13. OFF-BALANCE SHEET ACTIVITIES (in thousands)

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

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

        At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2003	2002

Commitments to grant loans	$9,615	$31,443
Unfunded commitments under commercial and other lines of credit	67,315	58,262
Unfunded commitments under home equity lines of credit	26,582	15,561
Commercial and standby letters of credit	2,237	5,819

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

NOTE 14. REGULATORY MATTERS (dollars in thousands)

        The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FRB that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, capital and certain off-balance-sheet items as defined in the regulations and calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2003 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$58,374	14.74%	$31,678	8.00%	N/A	N/A
Bank	57,547	14.55%	31,642	8.00%	$39,552	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	53,338	13.47%	15,839	4.00%	N/A	N/A
Bank	52,560	13.29%	15,821	4.00%	23,731	6.00%
Tier 1 capital (to
average assets)
Consolidated	53,338	10.56%	20,196	4.00%	N/A	N/A
Bank	52,560	10.43%	20,165	4.00%	25,206	5.00%

As of December 31, 2002
Total capital (to risk weighted assets)
Consolidated	$55,282	13.71%	$32,250	8.00%	N/A	N/A
Bank	54,575	13.56%	32,204	8.00%	$40,255	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	50,138	12.44%	16,125	4.00%	N/A	N/A
Bank	49,502	12.30%	16,102	4.00%	24,153	6.00%
Tier 1 capital (to average assets)
Consolidated	50,138	9.40%	21,341	4.00%	N/A	N/A
Bank	49,502	9.28%	21,341	4.00%	26,676	5.00%

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At January 1,2004, the corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $5.4 million from retained net profits of the proceeding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2004 through the date of declaration.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On October 16, 2003, OAK Financial Corporation and Byron Center State Bank were released from the written agreement that was entered into on October 4, 2002 with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. Release from the written agreement followed management’s compliance with all of the provisions of the written agreement.

NOTE 15. EMPLOYEE BENEFIT PLANS AND POST RETIREMENT BENEFITS

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

        The ESOP plan was terminated in the fourth quarter of 2003. The shares allocated to participants became fully vested as of the termination date. The ESOP returned the 5,589 unallocated shares to the Corporation to satisfy the remaining unpaid loan balance. The Corporation maintained an internally leveraged Employee Stock Ownership Plan (ESOP) covering substantially all employees. The Corporation made annual contributions equal to at least the ESOP’s debt service less dividends received by the ESOP. The original loan has been repaid. The dividends on the allocated shares were distributed to participants and the dividends on the unallocated shares were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, prior to the termination of the plan, shares were released from collateral and allocated to active participants. The shares pledged as collateral were reported as unallocated common stock held by the ESOP in the equity section of the balance sheet. As shares were released they became outstanding for earnings per share computations.

The ESOP shares as of December 31, were as follows:

	2003	2002	2001

Allocated Shares	4,411	3,475	2,547
Shares released for allocation	-	936	928
Unreleased Shares	-	5,589	6,525

Total ESOP Shares	4,411	10,000	10,000

        The total Corporation contributions to the 401(k) match, profit sharing plan and ESOP were $301,000, $316,000 and $345,000 for 2003, 2002 and 2001, respectively.

        Deferred Compensation: The Bank adopted deferred compensation plans for all directors who wish to participate. The cost of the plan was $(142,000), $175,000 and $197,000 in 2003, 2002 and 2001, respectively. The credit to expense in 2003 reflects a decrease in the benefit obligation resulting from the reduction in benefits payable to a former director as prescribed by the plan. The accrued benefit obligation for this plan was $1,402,000 and $1,490,000 as of December 31, 2003 and 2002, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

NOTE 16. STOCK OPTIONS

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 165,000 options under the Employees’ Plan and up to 35,000 options under the Directors’ Plan.

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during 2003. During 2002, 14,747 options were awarded with an exercise price of $44.50 per share.

        The following tables summarize information about stock option transactions:

	2003		2002		2001

	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of year	44,130	$49.62	34,395	$51.65	22,484	$52.53

Granted	-	-	14,747	44.50	13,400	50.00

Exercised	-	-	-	-	(757)	50.00

Forfeited/expired	(7,000)	51.04	(5,012)	48.52	(732)	50.00

Outstanding, end of year	37,130	49.35	44,130	49.62	34,395	51.65

Exercisable, end of year	37,130	49.35	31,730	51.62	21,727	$52.62

Exercise Price	Number Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2003	Weighted Average Exercise Price December 31, 2003

$44.50	11,900	8.1 years	11,900	$ 44.50
$50.00	16,958	6.2 years	16,958	$ 50.00
$55.00	8,272	6.0 years	8,272	$ 55.00

Total	37,130	6.8 years	37,130	$ 49.35

        All options expire 10 years after the date of the grant; 137,113 shares are reserved for future issuance under the Stock Compensation Plan and 25,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

NOTE 17. EARNINGS PER SHARE (in thousands, except earnings per share)

        A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2003	2002	2001

Net income	$4,158	$3,778	$6,016

Average common shares outstanding	2,035	2,034	2,035
Assumed exercise of dilutive stock options	-	-	-

Average common shares outstanding, including the	2,035	2,034	2,035
assumed exercise of dilutive stock options

Net income per share:
Basic	$2.04	$1.86	$2.96
Diluted	$2.04	$1.86	$2.96

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (in thousands)

        The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$19,531	$19,531	$57,004	$57,004
Available-for-sale securities	103,395	103,395	81,125	81,125
Loans receivable, net	355,175	357,441	369,169	377,806
Loans held for sale	1,705	1,732	1,896	1,926
Accrued interest receivable	2,266	2,266	2,908	2,908
Restricted investments	2,977	2,977	2,900	2,900

Financial liabilities
Deposits	371,064	375,609	397,412	403,781
FHLB advances and other borrowed funds	34,491	37,323	35,000	38,759
Securities sold under agreements to
repurchase and federal funds purchased	44,338	44,338	47,896	47,896
Other liabilities	3,560	3,560	4,558	4,558

        Carrying amount is the estimated fair value of cash and cash equivalents, accrued interest receivable and payable, restricted investments, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing.

NOTE 19. O.A.K. FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

        The following summarizes parent company only condensed balance sheets as of December 31, 2003 and 2002 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2003, 2002 and 2001:

Condensed Balance Sheets

	2003	2002

Assets
Cash	$253	$109
Investment in subsidiary	54,318	51,980
Available-for-sale securities	590	907

Total assets	$55,161	$52,996

Other borrowed funds	$-	$326
Other liabilities	81	64
Stockholders' equity	55,080	52,606

Total liabilities and stockholders' equity	$55,161	$52,996

O.A.K. FINANCIAL CORPORATION AND SUBSIDIARY	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income

	2003	2002	2001

Income
Dividends from subsidiary	$1,133	$1,480	$1,972
Interest from available-for-sale securities .	33	30	21
Net realized gain on sale of
available-for-sale securities	138	41	204

Total income	1,304	1,551	2,197

Other expenses	150	193	92

Income before income taxes and equity in
undistributed net income of subsidiary	1,154	1,358	2,105
Applicable income tax provision (benefit)	7	(42)	45

	1,161	1,400	2,060

Equity in undistributed net income of
subsidiary	3,011	2,378	3,956

Net income	$4,158	$3,778	$6,016

Condensed Statements of Cash Flows

	2003	2002	2001

Cash flows from operating activities
Net income	$4,158	$3,778	$6,016

Adjustments to reconcile net income
to net cash provided by operating activities
Net gain on available-for-sale securities	(138)	(41)	(205)
Undistributed earnings of subsidiary	(3,011)	(2,420)	(3,911)
Changes in other liabilities	3	31	(32)

Net cash provided by operating activities	1,012	1,348	1,868

Cash flows from investing activities
Available-for-sale securities
Proceeds from sales	511	151	709
Purchases	-	(90)	(573)

Net cash provided by investing
activities	511	61	136

Cash flows from financing activities
Repayment of long-term debt	(326)	(46)	(94)
Proceeds from allocation of ESOP	47	48	60
Proceeds from common stock issued	-	10	-
Proceeds from stock options exercised	-	-	38
Dividends paid	(1,100)	(1,458)	(1,900)

Net cash used in financing activities	(1,379)	(1,446)	(1,896)

Net (decrease) increase in cash and cash
equivalents	144	(37)	108

Cash and cash equivalents, beginning of year	109	146	38

Cash and cash equivalents, end of year	$253	$109	$146

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

        The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)	Changes in Internal Controls.

        During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Information About Directors and Nominees” on pages 5 through 7 of the Company’s definitive proxy statement, as filed with the Commission and dated March 15, 2004, relating to the April 15, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Audit Committee Financial Expert

        The Board of Directors of the Corporation has determined that Robert F. Dentzman, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002.

Executive Officers

        Reference is made to additional item under Part I of this report on Form 10-K.

Code of Ethics

        The honesty, integrity and sound judgment of the chief executive officer and senior financial officers is fundamental to the reputation and success of OAK Financial Corporation. While all employees, officers, and directors are required to adhere to the OAK Financial Corporation Code of Ethics, the professional and ethical conduct of the chief executive officer and senior financial officers is essential to the proper function and success of OAK Financial Corporation as a leading financial services provider. Executives of OAK Financial Corporation subject to this Code include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller, and any other officer performing accounting, auditing, financial management or similar functions. The Code of Ethics is filed as an exhibit to this Report on Form 10-K.

Item 11. Executive Compensation.

        The information set forth under the caption “Executive Compensation Summary” on pages 11 and 12 of the Company’s definitive proxy statement, as filed with the Commission and dated March 15, 2004, relating to the April 15, 2004 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on pages 10 and 11 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “Voting Securities and Beneficial Ownership of Management” on pages 3 and 4 of the Company’s definitive proxy statement, as filed with the Commission and dated March 15, 2004, relating to the April 15, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by
security holders	37,130	$49.35	162,113
Equity compensation plans not
approved by security holders	-	-	-

Total	37,130	$49.35	162,113

        These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Transactions” on page 13 of the Company’s definitive proxy statement, as filed with the Commission and dated March 15, 2004, relating to the April 15, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 15 of the Company’s definitive proxy statement, as filed with the Commission and dated March 15, 2004, relating to the April 15, 2004 annual meeting of shareholders, is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements

Independent Auditors' Report
Consolidated Financial Statements
     Consolidated Balance Sheets as of
        December 31, 2003 and 2002
     Consolidated Statements of Income for the Years Ended
        December 31, 2003, 2002 and 2001
     Consolidated Statements of Comprehensive Income for the
        Years Ended December 31, 2003, 2002 and 2001
     Consolidated Statements of Changes in Stockholders' Equity
        for the Years Ended December 31, 2003, 2002 and 2001
     Consolidated Statements of Cash Flows for each of the Years Ended
        December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K

1.	Report on Form 8-K dated November 21, 2003 filing dividend declaration news release.

2.	Report on Form 8-K dated October 24, 2003 reporting our press release dated October 24, 2003, regarding our earnings during the quarter ended September 30, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2004.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill ——————————————— Patrick K. Gill President, Chief Executive Officer (Principal Executive Officer)

/s/ James A. Luyk ——————————————— James A. Luyk Executive Vice President (Chief Financial Officer)

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

/s/ Robert F. Dentzman
———————————————
Robert F. Dentzman

/s/ Robert J. Deppe
———————————————
Robert Deppe

/s/ Patrick K. Gill
———————————————
Patrick K. Gill

/s/ Norm J. Fifelski
———————————————
Norman Fifelski

/s/ Dellvan J. Hoezee
———————————————
Dellvan Hoezee

/s/ Grace O. Shearer
———————————————
Grace O. Shearer

/s/ David G. Van Solkema
———————————————
David Van Solkema

/s/ James B. Meyer
———————————————
James B. Meyer	March 15, 2004 March 15, 2004 March 15, 2004 March 15, 2004 March 15, 2004 March 15, 2004 March 15, 2004 March 15, 2004

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

14	Code of Ethics

21	Subsidiaries of Registrant

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of O.A.K. Financial Corporation. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of O.A.K. Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of O.A.K. Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares, incorporated by reference to Exhibit 3 of Registrant’s Report on Form 10-K for the year ended December 31, 1998.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

4.2	Written Agreement by and among O.A.K. Financial Corporation, Byron Center State Bank, Federal Reserve Bank of Chicago, and Michigan Office of Financial and Insurance Services dated October 4, 2002 is incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K dated October 4, 2002.

10.1	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.2	Nonemployee Directors’ Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.3	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form 10, as amended.

10.4	Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Report on Form 10-K for the year ended December 31, 2000.

10.5	Income Protection Agreement between Registrant and James Luyk is incorporated by reference to Exhibit 10 of Registrant’s Report on Form 10-K for the year ended December 31, 2001.

10.6	Written Agreement by and among O.A.K. Financial Corporation, Byron Center State Bank, Federal Reserve Bank of Chicago, and Michigan Office of Financial and Insurance Services dated October 4, 2002 is incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K dated October 4, 2002.

10.7	Employment Agreement between Byron Center State Bank and Patrick K. Gill is incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.8	Confidential Separation and Release Agreement between Byron Center State Bank and John A. Van Singel is incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.9.	Form of Indemnity Agreement executed between O.A.K. Financial Corporation and each of Grace O. Shearer and Robert F. Dentzman is incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

Exhibit 14 – Code of Ethics

OAK FINANCIAL CORPORATION
CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS
CODE OF ETHICS

        General Philosophy

The honesty, integrity and sound judgment of the chief executive officer and senior financial officers is fundamental to the reputation and success of OAK Financial Corporation. While all employees, officers, and directors are required to adhere to the OAK Financial Corporation Code of Ethics, the professional and ethical conduct of the chief executive officer and senior financial officers is essential to the proper function and success of OAK Financial Corporation as a leading financial services provider.

Executives of OAK Financial Corporation subject to this Code include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller, and any other officer performing accounting, auditing, financial management or similar functions (the “Covered Officers”).

        Code of Ethics for Covered Officers

To the best of their knowledge and ability, Covered Officers must:

•	Act with honesty and integrity, avoid actual or apparent conflicts of interest in personal and professional relationships.

•	Provide colleagues, constituents of OAK Financial Corporation and regulatory agencies with information that is accurate, complete, objective, relevant, timely, and understandable.

•	Comply with applicable laws, rules and regulations of federal, state, and local governments and other appropriate private and public regulatory agencies.

•	Act in good faith, with due care, competence and diligence, without misrepresenting material facts or allowing independent judgment to be subordinated or otherwise compromised.

•	Respect the confidentiality of information acquired in the course of employment and use no confidential information for personal advantage. •Share knowledge and maintain skills necessary and relevant to OAK Financial Corporation's needs.

•	Proactively promote ethical and honest behavior within the OAK Financial Corporation environment.

•	Assure responsible use of and control of all assets, resources and information of OAK Financial Corporation.

•	Promptly report any violation of this Code to the OAK Financial Corporation Audit Committee.

All Covered Officers are expected to adhere to both OAK Financial Corporation Code of Ethics and the Code of Ethics for Chief Executive Officer and Senior Financial Officers at all times. The board of directors shall have sole and absolute discretionary authority to approve any deviation or waiver from the Code of Ethics for Chief Executive Officer and Senior Financial Officers. Any waiver and the grounds for such waiver for the chief executive officer or a senior financial officer shall be promptly disclosed through a filing with the Securities and Exchange Commission on Form 8-K. Additionally, any change of this Code of Ethics for chief executive officer and senior financial officers shall be promptly disclosed to stockholders.

Exhibit 21 —Subsidiaries of Registrant — 100% Owned

Byron Center State Bank 2445 84th Street, S.W. Byron Center, MI 49315

O.A.K. Financial Services, Inc. (100% owned subsidiary of Byron Center State Bank)
2445 84th Street, S.W.
Byron Center, MI 49315

Dornbush Insurance Agency, Inc. (100% owned subsidiary of O.A.K. Financial Services, Inc.)
5445 32nd Avenue
Hudsonville, MI 49426

Exhibit 31.1

CERTIFICATIONS

I, Patrick K. Gill, certify that:

1.	I have reviewed this Annual Report on Form 10-K of O.A.K. Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2004

/s/ Patrick K. Gill ——————————————— Patrick K. Gill Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, James A. Luyk, certify that:

1.	I have reviewed this Annual Report on Form 10-K of O.A.K. Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2004

/s/ James A. Luyk ——————————————— James A. Luyk Chief Financial Officer

Exhibit 32.1

        Each of Patrick K. Gill, Chief Executive Officer, and James A. Luyk, Chief Financial Officer, of O.A.K. Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        (2) the information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of O.A.K. Financial Corporation.

Dated: March 15, 2004

/s/ Patrick K. Gill ——————————————— Patrick K. Gill Chief Executive Officer

/s/ James A. Luyk ——————————————— James A. Luyk Chief Financial Officer

A signed original of this certification has been provided to O.A.K. Financial Corporation and will be retained by O.A.K. Financial Corporation and furnished to the Securities and Exchange Commission upon request.