Form 10-K/A
period 2003-12-31
O A K FINANCIAL CORP
filed 2004-03-30
CIK 1038459

FORM 10-K/A
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

EXPLANATORY NOTE:

        Pursuant to this Form 10-K/A, the Registrant amends "Item 8: Financial Statements and Supplementary Data" for the sole purpose of including a corrected Independent Auditor's Report by Plante & Moran, PLLC. The original report inadvertantly did not refer to the consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year 2001. No other changes have been made to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 8. Financial Statements and Supplementary Data

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of the Independent Public Accountants are included in the following pages.

Independent Auditor’s Report

To the Board of Directors and Stockholders
O.A.K Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of O.A.K Financial Corporation and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each year in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion..

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations, and their cash flows for each years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 25, 2004.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill ——————————————— Patrick K. Gill President, Chief Executive Officer (Principal Executive Officer)

/s/ James A. Luyk ——————————————— James A. Luyk Executive Vice President (Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity on the dates indicated.

Signature	Date

/s/ Robert F. Dentzman*
———————————————
Robert F. Dentzman

/s/ Robert J. Deppe*
———————————————
Robert Deppe

/s/ Patrick K. Gill
———————————————
Patrick K. Gill

/s/ Norm J. Fifelski*
———————————————
Norman Fifelski

/s/ Dellvan J. Hoezee*
———————————————
Dellvan Hoezee

/s/ Grace O. Shearer*
———————————————
Grace O. Shearer

/s/ David G. Van Solkema*
———————————————
David Van Solkema

/s/ James B. Meyer*
———————————————
James B. Meyer	March 25, 2004 March 25, 2004 March 25, 2004 March 25, 2004 March 25, 2004 March 25, 2004 March 25, 2004 March 25, 2004

*By:
       ———————————————
       Patrick K. Gill
       Attorney-In-Fact