Form 10-Q
period 2004-03-31
O A K FINANCIAL CORP
filed 2004-05-14
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-22461

OAK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2817345
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2445 84th Street, S.W., Byron Center, Michigan 49315
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 878-1591

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes_____ No X _______.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,035,191 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 11, 2004.

INDEX

Part I. Financial Information (unaudited):	Page Number(s)

Item 1. Consolidated Financial Statements	3 - 6
Notes to Consolidated Financial Statements	7 - 9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18 - 20

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	21

Item 2. Changes in Securities, Use of Proceeds,
and Issuer Purchase of Equity Securities	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Exhibit Index	23

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(in thousands)
ASSETS	March 31, 2004 (Unaudited)	December 31, 2003

Cash and due from banks	$9,365	$12,431
Federal funds sold	5,700	7,100

Cash and cash equivalents	15,065	19,531

Available-for-sale securities	107,702	103,395
Loans held for sale	2,399	1,705

Portfolio loans	367,531	363,565
Allowance for loan losses	(8,293)	(8,390)

Net loans	359,238	355,175

Accrued interest receivable	2,590	2,266
Premises and equipment, net	14,196	14,428
Restricted investments	3,003	2,977
Other assets	7,801	9,056

Total assets	$511,994	$508,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$52,605	$49,814
Interest bearing	315,812	321,250

Total deposits	368,417	371,064

Securities sold under agreements to repurchase
and federal funds purchased	50,127	44,338
FHLB Advances	33,000	33,000
Other borrowed funds	1,231	1,491
Other liabilities	2,881	3,560

Total liabilities	455,656	453,453

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,035,191 shares issued and outstanding	2,035	2,035
Additional paid-in capital	6,023	6,023
Retained earnings	46,586	45,774
Accumulated other comprehensive income	1,694	1,248

Total stockholders' equity	56,338	55,080

Total liabilities and stockholders' equity	$511,994	$508,533

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)
	Three Months ended March 31, 2004 and 2003 (Unaudited) Three Months

Interest Income	2004	2003

Interest and fees on loans	$5,056	$6,149
Available-for-sale securities	878	861
Restricted investments	40	41
Federal funds sold	22	81

Total interest income	5,996	7,132

Interest expense
Deposits	1,613	2,165
Borrowed funds	436	445
Securities sold under agreements to repurchase	89	160

Total interest expense	2,138	2,770

Net interest income	3,858	4,362

Provision for loan losses	--	525

Net interest income after provision for loan losses	3,858	3,837

Non-interest income
Service charges on deposit accounts	533	492
Net gain on sales of loans held for sale	315	657
Amortization of mortgage servicing rights	(170)	(398)
Impairment of mortgage servicing rights	--	(75)
Loan servicing fees	180	156
Net gain on sales of available for sale securities	5	--
Insurance premiums	283	405
Brokerage fees	106	44
Other	100	58

Total non-interest income	1,352	1,339

Non-interest expenses
Salaries	2,145	1,845
Employee benefits	578	584
Occupancy (net)	332	302
Furniture and fixtures	272	271
Other	789	1,283

Total non-interest expenses	4,116	4,285

Income before federal income taxes	1,094	891

Federal income taxes	282	220

Net income	$812	$671

Income per common share:
Basic	$0.40	$0.33

Diluted	$0.40	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)
	Three months end March 31, (Unaudited)
	2004	2003

Shares of common stock issued and outstanding
Balance, beginning of period	2,035	2,041
Common stock issued	--	--

Balance, end of period	2,035	2,041

Common stock
Balance, beginning of period	$2,035	$2,041
Common stock issued	--	--

Balance, end of period	2,035	2,041

Additional paid-in-capital
Balance, beginning of period	6,023	6,307
Allocation of ESOP shares	--	(10)

Balance, end of period	6,023	6,297

Retained earnings
Balance, beginning of period	45,774	42,716
Cash dividends	--	(3)
Net income	812	671

Balance, end of period	46,586	43,384

Accumulated other comprehensive (loss) income
Balance, beginning of period	1,248	1,868
Other comprehensive income (loss)	446	(484)

Balance, end of period	1,694	1,384

Unallocated common stock held by ESOP
Balance, beginning of period	--	(326)
Allocation of ESOP shares	--	47

Balance, end of period	0	(279)

Total stockholders' equity	$56,338	$52,827

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Three Months Ended March 31, (Unaudited)
	2004	2003
Cash flows from operating activities
Net income	$812	$671
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	292	276
Provision for loan losses	--	525
Proceeds from sales of loans held for sale	17,785	33,638
Originations of loans held for sale	(18,164)	(36,144)
Net gain on sales of available-for-sale securities	(5)	--
Net gain on sales of loans held for sale	(315)	(657)
Net amortization of investment premiums	242	178
(Gain) / Loss on sales of property and equipment	(24)	8
Deferred federal income tax benefit	(377)	(273)
Changes in operating assets and liabilities which (used) provided cash:
Accrued interest receivable	(324)	(188)
Other assets	1,632	8
Other liabilities	(1,361)	(732)

Net cash (used in) provided by operating activities	193	(2,690)

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	4,570	5,539
Proceeds from sales	--	--
Purchases	(7,986)	(15,052)
Purchases of restricted investments	(26)	--
Net decrease (increase) in loans held for investment	(4,063)	10,303
Purchases of premises and equipment	(73)	(91)
Proceeds from the sale of premises and equipment	37	1

Net cash provided by (used) in investing activities	(7,541)	700

Cash flows from financing activities
Net (decrease) increase in deposits	3,142	(11,820)
Net (decrease) increase in TT&L note	(260)	--
Net other borrowed funds (repayments)	--	(3)
Net increase (decrease) in securities sold under
agreements to repurchase and fed funds purchased	--	3,332

Net cash (used in) provided by financing activities	2,882	(8,491)

Net (decrease) increase in cash and cash equivalents	(4,466)	(10,481)

Cash and cash equivalents, beginning of period	19,531	57,006

Cash and cash equivalents, end of period	$15,065	$46,525

Supplementary cash flows information
Interest paid	$2,181	$2,972
Income taxes paid (benefit)	$-	$5

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 – Earnings per Share (in thousands)

        All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effect of stock options. The basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options. The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

	Three Months ended March 31

	2004	2003

Average shares outstanding	2,035	2,041
Average ESOP shares not committed to be released	--	(6)

Shares outstanding for basic earnings per share	2,035	2,035
Dilutive shares from stock option plans	--	--

Shares outstanding for dilutive earnings per share	2,035	2,035

Note 3 – Comprehensive Income (in thousands)

	Three Months ended March 31

	2004	2003

Net Income	$812	$671
Net change in unrealized gain on securities
available-for-sale, net of tax	446	(484)

Comprehensive income	$1,258	$187

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

Note 5 – Special Purpose Entities

        OAK ELC is an employee leasing company that leases employees to Byron Center State Bank, OAK Financial Services and Dornbush Insurance Agency. The purpose of OAK ELC is to reduce the administrative burden of multiple payrolls, minimize the payroll tax reporting burden, and allocate shared employment costs between business units. The financial results of OAK ELC and elimination of inter-company transactions are included in the consolidated results of the corporation.

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

        The Asset and Liability Management Committee (ALCO) is responsible for overseeing the financial management of net interest income, liquidity, investment activities, and other related activities. To address interest rate risk, management utilizes re-pricing GAP analysis, which is a traditional method of assessing interest rate risk. Recognizing that there is no single measure that absolutely measures current or future risk, management also relies on a simulation analysis to assess risk in dynamic interest rate environments.

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

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2004, 1,000 options were awarded at an exercise price of $45.00. No options were awarded in the year 2003. During 2002, 14,747 options were awarded with an exercise price of $44.50 per share.

The following tables summarize information about stock option transactions:

	March 31, 2004		March 31, 2004
	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	37,130	$49.35	44,130	$49.62
Granted	1,000	45.00	--	--
Exercised	--	--	--	--
Forfeited/expired	(3,010)	49.31	(6,000)	51.67

Outstanding, end of period	35,120	49.23	38,130	49.30

Exercisable, end of period	34,120	$49.35	38,130	$49.30

	Options Outstanding
Exercise Price	Number Outstanding March 31, 2004	Wgt. Avg. Remaining Contractual Life	Number of Options Exercisable March 31, 2004

$44.50	10,926	7.9 years	10,926
$45.00	1,000	10.0 years	--
$50.00	15,577	6.0 years	15,57
$55.00	7,617	5.8 years	7,617

Total	35,120	7.0 years	34,120

        All options expire 10 years after the date of the grant; 138,113 shares are reserved for future issuance under the Employee Stock Compensation Plan and 25,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

        SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003

Net Income as reported	$812	$671
Stock based compensation credit (expense)
determined under fair value method,
net of related tax effect	22	41

Pro-forma net income	$834	$712

Basic earnings per share as reported	$0.40	$0.33
Pro-forma basic earnings per share as reported	$0.41	$0.33
Diluted earnings per share as reported	$0.40	$0.35
Pro-forma diluted earnings per share as reported	$0.41	$0.35

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included within our other filings with the Securities and Exchange Commission.

ITEM 2.

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Center State Bank (the “Bank”). The Bank has twelve banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, OAK Financial Services. OAK Financial Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. OAK Financial Services in turn owns Dornbush Insurance Agency, which sells property / casualty, life, disability and long-term health care insurance products.

        During the third quarter of 2003, the Bank launched Mobile Banking, a courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important bank documents. The Mobile Banking vans are staffed by experienced Bank employees along with professional armed guards. Deposits are kept secure within a vault inside the van.

        The Bank opened a banking office in Jenison in November of 2003. The office was previously a banking office of a competitor that was purchased and significantly remodeled.

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2003 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

        Allowance for loan losses — Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance and accounting pronouncements. This guidance includes, but is not limited to, generally accepted accounting principles, the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”), and the Interagency Policy on the Allowance for Loan and Lease Losses issued by the FFIEC. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

        Commercial loan rating system and identification of impaired loans – The Corporation has a defined risk rating system that is designed to assess the risk of individual loans along with the overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Corporation employs both internal and periodic external loan review services to assess risk ratings.

        Originated mortgage-servicing rights (“OMSR”) — The Corporation records the original “OMSR” based on market data. The “OMSR” is amortized over the shorter of the estimated life of the intangible asset or actual loan repayment of the underlying mortgages. An independent third party valuation is routinely performed to determine potential impairment of the “OMSR” as a result of changes in interest rates, expected future loan repayment speeds and other market variables. Changes in these variables could have a significant impact of the carrying value of the mortgage servicing assets.

        Accounting for deferred income taxes – The Corporation’s accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Changes in tax laws, tax rates and the Corporation’s future level of earnings can adversely impact the ultimate realization of the Corporation’s net deferred tax asset or liability.

        Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

FINANCIAL CONDITION

Summary

        Total assets increased by $3.5 million, or 0.68% from December 31, 2003 to March 31, 2004. The significant changes include a decline in cash and cash equivalents, an increase in available-for-sale securities, and an increase in net loans receivable. The mix of total liabilities changed as evidenced by a loan-to-deposit ratio of 89% at December 31, 2003 versus a ratio of 96% at March 31, 2004.

        For the three months year to date (YTD), cash and cash equivalents declined $4.5 million, or 23%. The decline was mainly the result of funds being invested in available-for-sale securities to manage liquidity needs. The pipeline of loans held for sale remained level for the three months ended March 31, 2004, despite real and perceived changes in longer-term interest rates by our customers.

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

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings increased $4 million from December 31, 2003 to March 31, 2004. The increase in the investment portfolio is intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased over the past year have been obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 5 years. The modified duration of the portfolio at March 31, 2004 was 3.16, compared to 3.10 at December 31, 2003. Also, see Asset/Liability Gap Position.

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged
March 31, 2004	$105,136	$107,702	$83,489
December 31, 2003	$101,504	$103,395	$85,086

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

Loans

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Board has also appointed a loan review officer who monitors the credit quality of the loan portfolio independent of the loan approval process. The loan review officer submits periodic reviews to the Risk Management Officer and these reviews are submitted to the Audit Committee on a quarterly basis. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Loan requests in excess of specific lending officers’ authority, are required to be presented to the Board of Directors or the Director Loan Committee for review and approval.

        In addition to the communities served by the Bank’s branches, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (dollars in thousands)

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
Commercial Real Estate	$200,747	55	$196,147	54
Residential Real Estate	82,645	22	82,524	23
Commercial	51,501	14	48,866	13
Consumer	32,638	9	36,028	10

Total loans	$367,531	100%	$363,565	100%

        The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the method of coding the commercial loan portfolio by Standard Industrial Classification (S.I.C.) code. Commercial and commercial real estate loans have increased $7.2 million in the first quarter this year. This increase of almost 3% is a trend the Corporation expects to continue with an improving economic climate in West Michigan. Total consumer loans continue to decline as a result of incentive rate financing provided by the auto industry and the Bank’s intentional exit from the consumer indirect business.

The Bank’s current practice is to sell residential real estate loans with maturities over 10 years to secondary market buyer’s . The Bank retains servicing rights on substantially all such loans sold. At December 31, 2003 and March 31, 2004, the Bank was servicing loans for secondary market entities totaling approximately $257 million and $255 million, respectively.

Non-performing Assets (dollars in thousands)

	March 31, 2004	December 31, 2003

Non-accrual loans	$1,700	$466
90 days or more past due & still accruing	11	94
Total Non-performing Loans	1,711	560

Other real estate	889	1,539

Total Non-performing Assets	$2,600	$2,099

As a percentage of portfolio loans
Non-performing loans	.47%	.15%
Non-performing assets	.71%	.58%
Allowance for loan losses	2.26%	2.31%
Allowance for loan losses as a % of non-performing loans	485%	1,498%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

        The increase in non-accrual loans from December 31, 2003 to March 31, 2004 is primarily due to the addition of two borrowers to non-accrual status. These two borrowers loan balances represent 71% of non-accrual loans at March 31, 2004. Excluding those two borrowers, the March 31, 2004 delinquency and non-performing asset analyses would indicate the consistent trend of loan quality control.

Allowance for Loan Losses (dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003

Balance at beginning of period	$8,390	$8,398
Loans charged off	(188)	(610)
Recoveries of loans previously charged off	91	154
Additions to allowance charged to operations	--	525

Balance at end of period	$8,293	$8,467

Net loans charged off to average portfolio loans [annualized]	.12%	.50%

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

        Impaired loans as of March 31, 2004 and December 31, 2003 were $11.4 million and $13.0 million, respectively. The allowance for impaired loans was $2.1 million and $2.6 million as of March 31, 2004 and December 31, 2003, respectively.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to specific credits that have been identified as impaired loans, reviews past loss experience, the local economy and a number of other factors.

	March 31, 2004		December 31, 2003
	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and Commercial Real Estate	$5,283	64%	$5,591	67%
Residential real estate	271	3	303	4
Consumer	1,251	15	1,534	18
Subjective	1,488	18	962	11

Total	$8,293	100%	$8,390	100%

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for individual commercial loans, (iii) an allocation based principally on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. The allowance for loan losses as a percent of total loans reflects management’s assessment of a slowly improving economy and labor market.

        The allocation of the allowance for loan losses attributed to commercial and commercial real estate loans declined by $308,000 from December 2003. The decline is a result of continued improvement in asset quality. Additionally, the continued shrinkage of the indirect consumer loan portfolio resulted in a $283,000 decline in the allocation of the allowance necessary for consumer loans. The result is a $562,000 increase in the subjective allocation. Management believes the allowance for loan losses is adequate based on identified risks. Furthermore, management does not expect that it will be necessary to add to the allowance for loan losses by recording a provision for loan losses during the next several quarters.

        Actual losses experienced in the future, could vary significantly from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could significantly affect the adequacy of the allowance for loan losses. While amounts are allocated to various portfolios as directed by SFAS No. 118, the entire allowance for loan losses is available to absorb losses from any portfolio segment.

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	March 31, 2004		December 31, 2003
	Balance	%	Balance	%

Non-interest bearing demand	$52,605	14%	$49,814	13%
Interest bearing demand	59,426	16	48,285	13
MMDA/Savings	93,314	26	102,911	28
Time deposits - less than $100,000	88,745	24	92,046	25
Time deposits - greater than $100,000	74,327	20	78,008	21

Total Deposits	$368,417	100%	$371,064	100%

        In a campaign to collect local deposits, a “high interest plus” rate checking product was given a promotional rate in the first quarter of the year 2004. Although the product does not guarantee an interest rate for any period of time, the campaign was considered successful as the balance in this product grew from $11.6 million at December 31, 2003 to $29.8 million at March 31, 2004. Time deposits of less than $100,000 have declined as the Bank has intentionally not renewed those time deposit products offered at promotional interest rates.

        The use of alternative funding sources such as fed funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and also are an integral component of the Bank’s asset/liability management effort. The balance of brokered time certificates was $ 40.8 million at March 31, 2004 and $ 47.4 million at December 31, 2003

Contractual Obligations (dollars in thousands)

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. All of the commercial commitments are underwritten using the Bank’s commercial loan underwriting guidelines. The Corporations total outstanding financial commitments are listed in the table below:

		Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of credit	$60,676	$53,669	$5,994	$997	$16

Standby letters of credit	2,111	1,977	134	--	--
Other commercial commitments	16,417	16,417	--	--	--
Residential mortgages	18,943	18,943	--	--	--

Total financial commitments	$98,147	$91,006	$6,128	$997	$16

The Corporation’s debt repayment schedule is in the table below:

		Principal Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Federal Home Loan Bank advances	$33,000	$13,200	$3,000	$-	$16,800

Total contractual cash obligations	$33,000	$13,200	$3,000	$-	$16,800

        The Corporation’s debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million and are due in the period of after 5 years. At March 31, 2004, the weighted average cost of all advances was 5.23%. Not included in the table is $1.2 million of Treasury, Tax and Loan payments residing in a demand deposit account , callable at the discretion of the Federal Reserve Bank.

RESULTS OF OPERATIONS

Summary

        Net income totaled $812,000 for the three months ended March 31, 2004, compared to $ 671,000 for the same period in 2003. This is a 21% increase. The increase is mainly the result of lower provision for loan losses which was offset by a reduction of net interest income.

Earnings Performance (dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003

Net Income	$812	$671
Per Share	$0.40	$0.33
Earnings ratios:
Return on average assets	0.64%	0.51%
Return on average equity	5.86%	5.17%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three Months Ended March 31,
	2004	2003

Average earning assets	$481,339	$493,971
Tax equivalent net interest income	3,809	4,477
As a percentage of average earning assets:
Tax equivalent interest income	5.11%	5.95%
Interest expense	2.14%	2.63%

Interest spread	2.97%	3.32%
Tax equivalent net interest income	3.32%	3.68%
Average earning assets as a percentage of
average assets	94.3%	92.8%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income decreased $668,000 for the three-month period ended March 31, 2004, a 15% decrease from the same period in 2003. The Corporation’s spread on interest rates has continued to narrow as market interest rates have remained in a historically low trough. Competitive pressures within our geographic market have also contributed to the reduced margin. The Corporation is currently asset sensitive, which suggests the Corporation is expected to benefit from an increasing interest rate environment.

Provision for loan losses

        The provision for loan losses charged to earnings declined to $0 for the three-month period ended March 31, 2004, compared to $525,000 for the same period in 2003. The first quarter increase of non-performing assets is not indicative of management’s assessment of the loan portfolio. The fluctuation of non-performing asset balance was primarily the result of two new non-accrual borrowers. The decrease in the provision primarily reflects the overall improved credit quality of the loan portfolio.

        Management took significant steps to improve underwriting standards and administration of the loan portfolios in the prior year. An intentional decision was made to exit the indirect consumer loan business, which Management believes to have an inherently higher risk than the Bank’s other loan portfolios. Management is optimistic about recent economic trends and their respective impact upon the loan portfolios.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investment securities, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans, that the Bank originates, are sold to the Federal Home Loan Mortgage Corporation (FHLMC). The Bank retains the servicing rights on the loans sold to FHLMC.

Service charge income on deposit accounts and net mortgage banking income increased moderately for the three months ended March 31, 2004, when compared to the same time period of 2003. Insurance premium revenue declined significantly in the first quarter of 2004 compared to a year ago. The decline reflects a general decline in insurance premium rates and lower annual income from the insurance underwriters, which is based on the loss rate of the Dornbush Insurance Agency policy holders.

Non-interest Expense

        Non-interest expense decreased $169,000 or 4% for the three-month period ended March 31, 2004, versus the same period in 2003. Salaries and employee benefits increased $300,000 or 16% for the three-month period ended March 31, 2004, versus the same period in 2003. This increase was offset by a reduction of $494,000 of expense for the first three months of 2004 compared to the same period of 2003. This reduction of 38% was primarily due to two factors. First, FDIC insurance premiums were $14,000 in the first quarter of 2004 versus $180,000in the same quarter of 2003. This cost reduction is due to the improved regulatory condition of the Bank. Second, the 1988 director’s deferred compensation plan was amended to accrue benefits using a floating rate which is lower than the fixed rate that had been in place since 1988. As a result of the change, the estimated net present value of the liability was reduced by $300,000. The determination of future benefits and expenses will reflect changes in interest rates.

Provision for Federal Income Tax

        The provision for income taxes was $282,000, which equates to an effective tax rate of 26% for the three-month period ended March 31, 2004, compared to $220,000, which equates to an effective tax rate of 25%, for the same period in 2003. The difference between the Corporation’s effective tax rate and statutory tax rate is largely due to investment interest income that is exempt from federal taxation. The Corporation does not expect significant fluctuations in the effective tax rate for the remainder of this year.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1,258,000, from December 31, 2003, to March 31, 2004, this represents a change of 2.3%. This change includes a $446,000 increase in accumulated other comprehensive income.

        A dividend was declared to shareholders as of April 9, 2004 and paid on April 30, 2004 in the amount of $.30 per share.

         During the first quarter of 2004, the Board of Directors approved a plan to pay a quarterly dividend beginning in the third quarter of 2004. Subject to Board approval, the new quarterly dividend will approximate $0.15 per share, per quarter. This will be equivalent to $0.60 on an annual basis.

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at March 31, 2004 as shown in the table below:

Capital Resources (dollars in thousands)

	Regulatory Requirements
	Adequately Capitalized	Well Capitalized	March 31, 2004	December 31, 2003

Tier 1 capital			$54,060	$53,338
Tier 2 capital			5,053	5,036

Total qualifying capital			$59,113	$58,374

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.58%	10.56%
Tier 1 risk-based capital	4%	6%	13.47%	13.47%
Total risk-based capital	8%	10%	14.73%	14.74%

Liquidity

        Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate our company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management, which is a significant responsibility of the Asset and Liability Management Committee (ALCO), is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Corporation’s exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk represents the Corporations primary component of market risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Tools used by management include the standard Asset/Liability Gap report and a simulation model. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize these risks.

Asset/Liability Gap Position (dollars in thousands)

	As of March 31, 2004

Interest earning assets:	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Fed Funds Sold	$5,700	$--	$--	$--	$5,700
Loans	227,938	30,305	92,544	16,744	367,531
Securities (including
restricted investments)	27,746	14,927	50,596	14,433	107,702
Loans held for sale	2,399	--	--	--	2,399

Total interest earning assets	263,783	45,232	143,140	31,177	483,332

Non-interest earning assets
Cash and due from banks	--	--	--	--	9,365
Allowance for loan losses	--	--	--	--	(8,293)
Accrued interest receivable	--	--	--	--	2,590
Premises and equipment (net)	--	--	--	--	14,196
Other assets	--	--	--	--	10,804

Total non-interest earning assets	--	--	--	--	28,662

Total assets	$263,783	$45,232	$143,140	$31,177	$511,994

Interest bearing liabilities:
Savings & Interest bearing checking	$95,282	$11,977	$45,481	$--	$152,740
Time	37,367	60,449	62,144	3,112	163,072

Total interest bearing deposits	132,649	72,426	107,625	3,112	315,812
FHLB borrowings	2,000	11,200	3,000	16,800	33,000
Repurchase agreements and other	50,127	--	--	--	50,127

Total interest bearing liabilities	184,776	83,626	110,625	19,912	398,939

Non-interest bearing
liabilities and equity:
Non-interest bearing deposits	--	--	--	--	52,605
Other liabilities	--	--	--	--	4,112
Stockholders' equity	--	--	--	--	56,338

Total non-interest bearing	--	--	--	--	113,055
liabilities and equity

Total liabilities and	$184,776	$83,626	$110,625	$19,912	$511,994
stockholders' equity

Rate sensitivity gap and ratios:
Gap for period	$79,007	$(38,394)	$32,515	$11,265
Cumulative gap	$79,007	$40,613	$73,128	$84,393
Period gap ratio	1.43	0.58	1.29	1.57
Cumulative gap ratio	1.43	1.15	1.19	1.21
Gap /Total Earning assets
Period	16.3%	(7.9%)	6.7%	6.5%
Cumulative	16.3%	8.4%	15.1%	17.5%

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

        As of March 31, 2004 the cumulative one-year gap position was asset sensitive, approximately 8.4% of total earning assets. This compares to a one-year gap position of 14.3% at December 31, 2003.

Simulation Model

        Simulations models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of our assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of March 31, 2004.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
300 basis point rise	$38,270	(21.3%)	$19,269	12.8%
200 basis point rise	41,761	(14.1%)	18,549	8.6%
100 basis point rise	45,199	(7.0%)	17,821	4.3%
Base rate	48,609	--	17,084	--
100 basis point decline	51,689	6.3%	15,732	(7.9%)
200 basis point decline	55,138	13.4%	13,189	(22.8%)
300 basis point decline	59,732	22.9%	10,200	(40.3%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other InformationF - None

Item 6.	Exhibits and Reports on 8-K

(a) Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8K —

Report on Form 8-K dated January 19, 2004, with respect to press release announcing results for the quarter and year vended December 31, 2003.

Report on Form 8-K dated February 23, 2004, with respect to press releases announcing a new board member, a new board chairperson, a semi-annual cash dividend, and a plan to begin paying dividends quarterly.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION

/s/ Patrick K. Gill ——————————————
Patrick K. Gill
(Chief Executive Officer)

/s/James A. Luyk ——————————————
James A. Luyk
(Chief Financial Officer)

Date: May 11, 2004

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Patrick K. Gill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OAK Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: May 11, 2004

/s/ Patrick K. Gill ——————————————
Patrick K. Gill
Chief Executive Officer

Exhibit 31.2

I, James A. Luyk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OAK Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: May 11, 2004

/s/ James A. Luyk ——————————————
James A. Luyk
Chief Financial Officer

Exhibit 32.1

I, Patrick K. Gill, Chief Executive Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: May 11, 2004

/s/ Patrick K. Gill ——————————————
Patrick K. Gill
Chief Executive Officer

Exhibit 32.2

I, James A. Luyk, Chief Financial Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: May 11, 2004

/s/ James A. Luyk ——————————————
James A. Luyk
Chief Financial Officer