Form 10-Q
period 2004-06-30
O A K FINANCIAL CORP
filed 2004-08-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]   No [__].

Indicate  by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]   No [__].

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,035,191 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 9, 2004.

INDEX

Part I. Financial Information (unaudited):	Page Number(s)

Item 1. Consolidated Financial Statements	3 - 6
Notes to Consolidated Financial Statements	7 - 9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	9 - 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17 - 18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchase of Equity Securities	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

Exhibit Index	21

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(in thousands)
	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Cash and due from banks	$12,783	$12,431
Federal funds sold	-	7,100

Cash and cash equivalents	12,783	19,531

Available-for-sale securities	99,714	103,395

Loans held for sale	617	1,705

Portfolio loans	383,142	363,565
Allowance for loan losses	(8,239)	(8,390)

Net Loans	374,903	355,175

Accrued interest receivable	2,271	2,266
Premises and equipment, net	14,161	14,428
Restricted investments	3,027	2,977
Other assets	9,318	9,056

Total assets	$516,794	$508,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$57,041	$49,814
Interest bearing	317,218	321,250

Total deposits	374,259	371,064

Securities sold under agreements to repurchase
and federal funds purchased	51,741	44,338
Federal Home Loan Bank (FHLB) Advances	31,000	33,000
Borrowed funds	1,643	1,491
Other liabilities	2,945	3,560

Total liabilities	461,588	453,453

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,035,191 shares issued and outstanding	2,035	2,035
Additional paid-in capital	6,023	6,023
Retained earnings	46,938	45,774
Accumulated other comprehensive income	210	1,248

Total stockholders' equity	55,206	55,080

Total liabilities and stockholders' equity	$516,794	$508,533

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three and Six Months ended June 30, (Unaudited)
Interest Income	Three Months		Six Months

	2004	2003	2004	2003

Interest and fees on loans	$5,137	$6,050	$10,193	$12,199
Available-for-sale securities	819	812	1,697	1,673
Restricted investments	35	41	75	82
Other	2	78	24	159

Total interest income	5,993	6,981	11,989	14,113

Interest expense
Deposits	1,587	1,990	3,200	4,155
Borrowed funds	440	441	876	886
Securities sold under agreements to repurchase	76	131	165	291

Total interest expense	2,103	2,562	4,241	5,332

Net interest income	3,890	4,419	7,748	8,781

Provision for loan losses	-	-	-	525

Net interest income after provision	3,890	4,419	7,748	8,256

Non-interest income
Service charges on deposit accounts	640	544	1,173	1,036
Net gain on sales of loans held for sale	334	932	649	1,589
Amortization of mortgage servicing rights	(215)	(639)	(385)	(1,037)
Recovery / (impairment) of servicing rights	86	-	86	(75)
Loan servicing fees	167	143	347	299
Net gain on sales of available for sale securities	201	1	206	1
Insurance premiums	305	274	588	679
Brokerage fees	90	97	196	141
Other	99	163	199	221

Total non-interest income	1,707	1,515	3,059	2,854

Non-interest expenses
Salaries	2,055	1,986	4,200	3,831
Employee benefits	500	425	1,078	1,009
Occupancy (net)	323	335	655	637
Furniture and fixtures	279	286	551	557
Other	1,136	1,340	1,925	2,623

Total non-interest expenses	4,293	4,372	8,409	8,657

Income before federal income taxes	1,304	1,562	2,398	2,453

Federal income taxes	352	447	634	667

Net income	$952	$1,115	$1,764	$1,786

Income per common share:
Basic	$0.47	$0.55	$0.87	$0.88
Diluted	$0.47	$0.55	$0.87	$0.88

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Six Months ended June 30, (Unaudited)
	2004	2003

Balance, beginning of year	$55,080	$52,606
Net income	1,764	1,786
Net change in accumulated other comprehensive income	(1,038)	13
Dividends paid	(600)	(490)
Allocation of Employee Stock Ownership Plan (ESOP) shares	37

Balance, end of period	$55,206	$53,952

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three and Six Months ended June 30, (Unaudited)
	Three Months		Six Months

	2004	2003	2004	2003

Net income	$952	$1,115	$1,764	$1,786
Change in unrealized gain/(loss) on securities, net of tax	(1,484)	497	(1,038)	13

Comprehensive income	$(532)	$1,612	$726	$1,799

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months ended June 30, (Unaudited)
	2004	2003

Cash flows from operating activities
Net income	$1,764	$1,786
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	585	556
Provision for loan losses	-	525
Proceeds from sales of loans held for sale	42,680	86,663
Originations of loans held for sale	(41,258)	(90,054)
Net gain on sales of available-for-sale securities	(206)	(1)
Net gain on sales of loans held for sale	(334)	(1,589)
Net amortization of investment premiums	544	379
(Gain) / Loss on sales of property and equipment	(24)	6
Deferred federal income tax benefit	332	23
Changes in operating assets and liabilities which (used) provided cash:
Accrued interest receivable	(5)	436
Other assets	(701)	(2,361)
Other liabilities	28	(208)

Net cash (used in) provided by operating activities	3,405	(3,839)

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and paydowns	9,914	9,786
Proceeds from sales	3,407	-
Purchases	(11,552)	(22,470)
Purchases of restricted investments	(50)	(27)
Net decrease (increase) in loans held for investment	(19,728)	31,338
Purchases of premises and equipment	(331)	(177)
Proceeds from the sale of premises and equipment	37	2

Net cash provided by (used) in investing activities	(18,303)	18,452

Cash flows from financing activities
Net (decrease) increase in deposits	3,195	(11,198)
Net increase in TT&L note	152	-
Net borrowed funds (repayments)	9,500	(1,000)
Dividends paid	(600)	(490)
Net decrease in securities sold under
agreements to repurchase	(4,097)	(5,555)

Net cash (used in) provided by financing activities	8,150	(18,243)

Net decrease in cash and cash equivalents	(6,748)	(3,630)

Cash and cash equivalents, beginning of period	19,531	57,004

Cash and cash equivalents, end of period	$12,783	$53,374

Supplementary cash flows information
Interest paid	$4,357	$5,612
Income taxes paid	$170	$350

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 – Calculation of Earnings per Share (in thousands)

        All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effect of stock options. The basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options. Dilutive shares in 2004 round to zero. There were no dilutive shares during the year 2003. The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

	Three Months ended June 30,		Six Months ended June 30,

	2004	2003	2004	2003

Average shares outstanding	2,035	2,041	2,035	2,041
Average ESOP shares not committed to be released	-	(6)	-	(6)

Shares outstanding for basic earnings per share	2,035	2,035	2,035	2,035
Dilutive shares from stock option plans	-	-	-	-

Shares for dilutive earnings per share	2,035	2,035	2,035	2,035

Note 3 – Segment Reporting

        The Corporation provides a broad range of financial products and services through its branch network in West Michigan. While the Corporation’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a corporate wide basis. Accordingly, all of the Corporation’s operations are aggregated in one reportable operating segment.

Note 4 – Special Purpose Entities

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

        The allowance for loan losses is evaluated frequently by management and is based upon a periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on an individual loan basis for commercial and construction loans by either: the present value of expected future cash flows, discounted at the loan’s effective interest rate; the loan’s obtainable market price; or the fair value of the collateral if the loan is collateral dependent.

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

        The Asset and Liability Management Committee (ALCO) is responsible for overseeing the financial management of net interest income, liquidity, investment transactions, and other related activities. To address interest rate risk, management utilizes simulation analysis to assess risk in dynamic interest rate environments.

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 165,000 options under the Employees’ Plan and up to 35,000 options under the Directors’ Plan.

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2004, 1,000 options were awarded at an exercise price of $45.00. No options were awarded in the year 2003. The following tables summarize information about stock option transactions:

	June 30, 2004		June 30, 2003

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	37,130	$49.35	44,130	$49.62
Granted	1,000	45.00	-	-
Exercised	-	-	-	-
Forfeited/expired	(7,164)	49.78	(7,000)	51.04

Outstanding, end of period	30,966	$49.11	37,130	$49.35

Exercisable, end of period	29,966	$49.25	35,130	$49.63

	Outstanding		Exercisable

Exercise Price	Number June 30, 2004	Wgt. Avg. Remaining Contractual Life	Number June 30, 2004

$44.50	10,032	7.6 years	10,032
$45.00	1,000	9.8 years	-
$50.00	13,402	5.8 years	13,402
$55.00	6,532	5.5 years	6,532

Total	30,966	6.4 years	29,966

        All options expire 10 years after the date of the grant; 143,277 shares are reserved for future issuance under the Employees’ Plan and 25,000 shares are reserved for future issuance under the Directors’ Plan.

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

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months ended June 30,		Six Months ended June 30,

	2004	2003	2004	2003

Net Income as reported	$952	$1,115	$1,764	$1,786

Stock based compensation credit (expense) determined
under fair value method, net of related tax effect	(1)	-	(1)	(12)

Pro-forma net income	$951	$1,115	$1,763	$1,774

Basic earnings per share as reported	$0.47	$0.55	$0.87	$0.88
Pro-forma basic earnings per share as reported	$0.47	$0.55	$0.87	$0.87

Diluted earnings per share as reported	$0.47	$0.55	$0.87	$0.88
Pro-forma diluted earnings per share as reported	$0.47	$0.55	$0.87	$0.87

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, has been included within our filings with the Securities and Exchange Commission.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Center State Bank (the “Bank”). The Bank has twelve banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, OAK Financial Services. OAK Financial Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. OAK Financial Services owns Dornbush Insurance Agency, which sells property / casualty, life, disability and long-term health care insurance products.

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2003 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 35 through 38 in the Corporation’s Report on Form 10-K for the year ended December 31, 2003 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans and the risk of the overall commercial loan portfolio and the valuation of mortgage servicing rights. These are discussed on page 10 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased by $8.3 million, or 1.62% from December 31, 2003 to June 30, 2004. The significant changes include a decline in cash and cash equivalents of $6.7 million, a decrease in securities available for sale of $3.7 million and an increase in net loans receivable of $19.7 million.

        Correspondingly, total liabilities grew for the six months ended June 30, 2004. There was an increase of total deposits of $3.2 million, a decrease in repurchase agreements of $4 million, a decrease in FHLB Advances of $2 million and a borrowing of federal funds of $11.5 million at June 30, 2004.

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

        All of the Corporation’s securities are classified as available-for-sale. A reduction in the fair value of securities from December 31, 2003 to June 30, 2004, represented $1.6 million of the decline Corporation’s total holdings. The fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased over the past year have been obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 5 years. The modified duration of the portfolio in years at June 30, 2004 was 2.87, compared to 3.10 at December 31, 2003. Also, see Asset/Liability Gap Position.

	Amortized Cost	Fair Value	Amount Pledged

Securities available-for-sale June 30, 2004	$99,398	$99,714	$76,197
December 31, 2003	$101,504	$103,395	$85,086

        The majority of the securities are pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and other purposes as required or permitted by law. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank’s pledging requirements, which change on a daily basis as a result of customer activity in the repurchase product.

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

        Principal lending markets include nearby communities and metropolitan areas of the Bank’s twelve branches. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (dollars in thousands)

	June 30, 2004		December 31, 2003

	Amount	%	Amount	%

Commercial real estate	$205,907	54	$196,147	54
Residential real estate	85,695	22	82,524	23
Commercial	61,872	16	48,866	13
Consumer	29,668	8	36,028	10

Total loans	$383,142	100%	$363,565	100%

        The Bank has no international loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code. Commercial real estate loans increased $9.8 million in the first six months of this year. The largest loan growth in the past six months ended June 30, 2004, has occurred in the Commercial category; which increased its balances by $13 million or 27%. Total consumer loans continue to decline as a result of incentive rate financing provided by the auto industry and the Bank’s intentional exit from the consumer indirect business. Expansion of the overall loan portfolio during the 2004 year is at a 10.8% annualized rate. This is a trend the Corporation expects to continue with an improving economic climate in West Michigan.

The Bank’s current practice is to sell residential real estate loans with maturities over 5 years to secondary market buyers. Mortgage servicing rights associated with loans sold are included within other assets. At December 31, 2003 and June 30, 2004, the Bank was servicing loans for secondary market entities totaling approximately $254 million and $255 million, respectively. Mortgage servicing rights were approximately $2.1 million at December 31, 2003 and $ 2.4 million at June 30, 2004.

Non-performing Assets (dollars in thousands)

	June 30, 2004	December 31, 2003

Non-accrual loans	$2,254	$466
90 days or more past due & still accruing	65	94

Total Non-performing Loans	2,319	560
Other real estate	1,006	1,539

Total Non-performing Assets	$3,325	$2,099

As a percentage of portfolio loans
Non-performing loans	.61%	.15%
Non-performing assets	.87%	.58%
Allowance for loan losses	2.15%	2.31%
Allowance for loan losses as a % of non-performing loans	355%	1,498%

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

        The increase in non-accrual loans from December 31, 2003 to June 30, 2004 is primarily due to the addition of five borrowers to non-accrual status. Eight borrowers make up the total non-accrual loans at June 30, 2004. The largest three of the eight borrowers represent 72% of the June 30, 2004 non-accrual balance. Other real estate consisted of two commercial loan properties at December 31, 2003. During the first six months of 2004, one property was sold and two residential properties were placed in other real estate.

Allowance for Loan Losses (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Balance at beginning of period	$8,293	$8,467	$8,390	$8,398
Loans charged off	(161)	(249)	(349)	(859)
Recoveries of loans previously charged off	107	215	198	369
Additions to allowance charged to operations	-	-	-	525

Balance at end of period	$8,239	$8,433	$8,239	$8,433

Net loans charged off to average loans
outstanding [annualized]	.06%	.04%	.08%	.27%

        The allowance for loan losses represents the Corporation’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. The level of risk allocated allowance, is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the aggregate allowance, including loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, delinquency trends and local economic conditions.

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

        Impaired loans as of June 30, 2004 and December 31, 2003 were $12.3 million and $13.0 million, respectively. The allowance for impaired loans was $2.1 million and $2.6 million as of June 30, 2004 and December 31, 2003, respectively.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        The allowance for loan losses is analyzed quarterly by management. In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for other adversely rated loans, (iii) an allocation based on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. The allowance for loan losses as a percent of total loans reflects management’s assessment of a slowly improving economy and labor market.

	June 30, 2004		December 31, 2003

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Specific allocations	$2,055	25%	$2,551	30%
Other adversely rated loans	1,591	19	2,143	26
Historical loss allocations	1,581	19	1,457	17
Allocations based upon subjective factors	3,012	37	2,239	27

Total	$8,239	100%	$8,390	100%

The allocation of the allowance for loan losses attributed to specific allocations and adversely graded loans declined by 22% from December 2003 to June 30, 2004. Loan grading and collateral reviews are frequently updated as new information becomes available for problem loans. The continued shrinkage of the indirect consumer loan portfolio resulted in a $388,000 decline in the allocation of the allowance necessary for consumer loans for the six months ended June 30, 2004. Management believes the allowance for loan losses is adequate based on identified risks. Furthermore, management does not expect that it will be necessary to add to the allowance for loan losses by recording a provision for loan losses during the next several quarters.

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	June 30, 2004		December 31, 2003

	Balance	%	Balance	%

Non-interest bearing demand	$57,041	15%	$49,814	13%
Interest bearing demand	82,330	22	48,285	13
MMDA/Savings	86,497	23	102,911	28
Time deposits - less than $100,000	80,528	22	92,046	25
Time deposits - greater than $100,000	67,863	18	78,008	21

Total Deposits	$374,259	100%	$371,064	100%

        In a campaign to collect local deposits, the rate offered on a “high interest plus” rate checking product was increased dramatically during the first quarter of the year 2004. Although the product does not guarantee an interest rate for any period of time, the balance in this product grew from $11.6 million at December 31, 2003 to $52.3 million at June 30, 2004. Some internal disintermediation occurred from other depository products to the “high interest plus” product, as total deposits increased only 0.8% for the six months ended June 30, 2004. Time deposits of less than $100,000 have declined as the Bank has intentionally not renewed those time deposit products offered at promotional interest rates. The decline in time deposits greater then $100,000 is attributable to an offset in the growth of core deposits, where as less reliance has been needed for brokered funds.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are an integral component of the Bank’s asset/liability management effort. Brokered time certificates were $39.7 million at June 30, 2004 and $47.4 million at December 31, 2003.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2003 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 27 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $952,000 for the three months ended June 30, 2004, compared to $1,115,000 for the same period in 2003. This is a 14.6% decrease. The decrease is mainly the attributable to lower net interest income. Although, interest expense for the second quarter of 2004 declined by almost 18% compared to the second quarter of 2003, the absolute dollar impact of reduced interest income for the same quarter more than offset the benefit of reduced interest expense. We anticipate this trend to reverse during the remainder of 2004 as short-term interest rates are expected to increase.

        Net income of $1,764,000 for the six months ended June 30, 2004 was comparable to net income of $1,786,000 for the same period in 2003. However, net interest income declined approximately $1 million when the first six months period of 2004 versus 2003 is compared. Interest income on loans was down $2 million as many borrowers took advantage of the decline in short-term interest rates to switch from fixed to adjustable products. Mortgage banking production has decreased during the first six months of 2004. This has negatively impacted income as gains on sales of loans are down 59% during 2004 due to a decline in mortgage originations resulting from higher mortgage interest rates. The amortization and impairment of mortgage servicing rights declined in the first six months of 2004 due to lower mortgage loan prepayments. In the first six months of 2003, the provision for loan loss was $525,000, while no charges were deemed necessary during 2004.

Earnings Performance (dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Net Income	$952	$1,115	$1,764	$1,786
Basic income per share	$0.47	$0.55	$0.87	$0.88
Diluted income per share	$0.47	$0.55	$0.87	$0.88

Earnings ratios:
Return on average assets	0.74%	0.85%	0.69%	0.68%
Return on average equity	6.90%	8.41%	6.38%	6.81%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Average earning assets	$486,879	$488,943	$484,338	$491,451
Tax equivalent net interest income	4,011	4,531	7,987	9,008

As a percentage of average earning assets:
Tax equivalent interest income	5.06%	5.82%	5.08%	5.88%
Interest expense	2.12%	2.49%	2.13%	2.56%

Interest spread	2.94%	3.33%	2.95%	3.32%

Tax equivalent net interest income	3.31%	3.72%	3.32%	3.70%

Average earning assets as a percentage of
average assets	94.3%	93.1%	94.4%	92.9%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income decreased $520,000 for the three-month period ended June 30, 2004, a decrease of 11% from the same period in 2003. The Corporation’s spread on interest rates remains compressed as market interest rates have remained in a historically low trough. Competitive pressures within our geographic market have also contributed to the reduced margin. Management expects net interest income to improve during the second half of 2004, aided by expected increases in short-term interest rates. The increase of non-accrual loans during the first six months of 2004 is not expected to have a significant impact on net interest income for the remainder of the year.

Provision for loan losses

        The provision for loan losses charged to earnings was $0 for the six-month period ended June 30, 2004, compared to $525,000 for the same period in 2003. Based upon Management’s assessment of the adequacy of the allowance for loan losses, a charge to the provision for loan losses was not necessary during the first six months of 2004. Furthermore, it is unlikely that a charge to the provision for loan losses will be required for the remainder of 2004.

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

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans the Bank originates are sold to secondary market buyers.

        Service charge income on deposit accounts increased by almost 18% for the three months ended June 30, 2004, when compared to the same time period of 2003. The rise in service fee income is mostly attributable to two factors; overdraft fees on checks (volume increase) and electronic banking income (rate and volume increases). Equity securities which no longer fit the long term direction of the Corporation were sold for a gain of $205,000 in the second quarter of 2004.

        Insurance premium revenue declined significantly in the six months of 2004 compared to a year ago. The decline reflects a reduced annual income pass-through from the insurance underwriters, which is based on the loss rate of the Dornbush Insurance Agency policyholders. The income attributable to mortgage banking operations has declined 10% year-to-date and 15% in the second quarter compared to the same periods last year. The decline in mortgage banking revenue for the past six months is due to a 61% decline in the number of mortgage originations. Pricing margins have not changed within the past year. Mortgage originations during the last half of 2004 are expected to be lower then the same period a year ago.

        An independent third-party valuation of the Bank’s mortgage servicing rights indicated that a valuation allowance is not required. The estimated market value is $2.7 million compared to a book value of $2.4 million. As a result, the Bank was able to reverse the previously recorded valuation allowance of approximately $86,000 during the second quarter of 2004.

Non-interest Expense

        Non-interest expense decreased $79,000 or 1.8% for the three-month period ended June 30, 2004, versus the same period in 2003. Salary costs increased 3.5% for the second quarter of 2004 versus the second quarter of 2003. The total of full-time equivalent personnel has remained consistent during these two quarterly time periods, although the mix has changed as there are fewer administrative and more branch personnel. Health insurance for employees is up almost 39% or $78,000 for the second quarter of 2004 versus the same period of 2003. FDIC insurance premiums were down from $197,000 to $14,000 for the second quarter of 2004.

        Non-interest expense remained level for the six months ended June 30, 2004 compared to the same time period last year. Salaries increased $369,000 or 9% for the six-month period ended June 30, 2004, versus the same period in 2003. The majority of this increase occurred in the first quarter of 2004. The reduction of other non-interest expenses for the six month periods was primarily due to two factors. First, year-to-date FDIC insurance premiums were $28,000 in the first six-months of 2004 versus $377,000 in the same period of 2003. This cost reduction is due to the improved regulatory condition of the Bank. Second, the 1988 director’s deferred compensation plan was amended to accrue benefits using a floating rate which is lower than the fixed rate that had been in place since 1988. As a result of the change, the estimated net present value of the liability was reduced by $300,000. The determination of future benefits and expenses will reflect changes in interest rates.

Provision for Federal Income Tax

        The provision for income taxes was $352,000, which equates to an effective tax rate of 27% for the three-month period ended June 30, 2004, compared to $447,000, which equates to an effective tax rate of 28%, for the same period in 2003. The provision for federal income taxes for the six month period ended June 30, 2004 was consistent with the same period in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $126,000, from December 31, 2003, to June 30, 2004; this represents a change of 0.2%. The change in securities valuation caused a $1,484,000 decrease in accumulated other comprehensive income for the quarter ended June 30, 2004.

        A dividend was declared to shareholders as of April 9, 2004 and paid on April 30, 2004 in the amount of $.30 per share. During the first quarter of 2004, the Board of Directors approved a plan to pay a quarterly dividend beginning in the third quarter of 2004. Subject to Board approvals, the new quarterly dividend will be $0.15 per share, per quarter. This will be equivalent to $0.60 on an annual basis.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at June 30, 2004 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	June 30, 2004	December 31, 2003

Tier 1 capital			$54,418	$53,338
Tier 2 capital			5,299	5,036

Total regulatory capital			$59,717	$58,374

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.59%	10.56%
Tier 1 risk-based capital	4%	6%	12.98%	13.47%
Total risk-based capital	8%	10%	14.24%	14.74%

Liquidity

        Liquidity is measured by our ability to raise funds through deposits, borrowed funds, infusion of capital, or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate our company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management, which is a significant responsibility of the Asset and Liability Management Committee (ALCO), which is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

        The company’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the six month period ended June 30, 2004, total loans increased $20 million, which was funded in part by liquidating $7.1 million of federal funds sold and liquidating $3.7 million of securities available for sale. Additional funding was provided by a $3 million increase in deposits and net $6 million increase in borrowed funds.

        At June 30, 2004, the bank’s federal funds purchased position was $11.5 million, slightly higher than the $10 million target established by the ALCO. At June 30, 2004 the bank had available and unused federal funds lines totaling $49 million from various correspondent banks.

        Management anticipates that future loan growth will exceed the ability to grow deposits and will likely utilize brokered certificates of deposit and FHLB advances to provide funding for loan growth.

        Cash and cash equivalents declined by $7 million in the six-month period ended June 30, 2004. This decline reflects the loan growth and funding strategy discussed above. The current level of cash and cash equivalents is deemed to be near optimal, and as a result, is not expected to change significantly from the June 30, 2004 level.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the potential for losses in the fair value of the Corporation’s assets and liabilities due to changes in interest rates, exchange rates and security pricing. The Corporation’s exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk represents the Corporations primary component of market risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Tools used by management include an interest modeling and simulation model. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize these risks.

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of our assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of June 30, 2004.

       Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$41,866	(-23.8%)	$18,402	10.0%
200 basis point rise	46,271	(15.8%)	17,859	6.8%
100 basis point rise	50,621	(7.9%)	17,304	3.4%
Base rate	54,950	-	16,728	-
100 basis point decline	58,614	6.7%	15,597	(6.8%)
200 basis point decline	62,267	13.3%	13,343	(20.2%)
300 basis point decline	66,449	20.9%	10,505	(37.2%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities - None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders -

Annual meeting of stockholders was held on April 15, 2004. The Stockholder’s of the Corporation voted on the following matter at the meeting.

Election of three directors with terms expiring in 2007	Director Nominee Norman J. Fifelski Dellvan J. Hoezee James B. Meyer	In Favor 1,103,421 1,105,655 1,041,354	Withheld 30,714 28,480 92,780

Item 5. Other Information – None

Item 6. Exhibits and Reports on 8-K

(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K —
Report on Form 8-K dated April 16, 2004, with respect to press release announcing results for the quarter and ended March 31, 2004.

Report on Form 8-K dated June 25, 2004, with respect to press release announcing a quarterly cash dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: August 9, 2004

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

Dated: August 9, 2004

/s/ Patrick K. Gill —————————————— Patrick K. Gill President and Chief Executive Officer

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

Dated: August 9, 2004

/s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer

Exhibit 32.1

I, Patrick K. Gill, Chief Executive Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: August 9, 2004

/s/ Patrick K. Gill —————————————— Patrick K. Gill Chief Executive Officer

Exhibit 32.2

I, James A. Luyk, Chief Financial Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: August 9, 2004

/s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer