Form 10-Q
period 2004-09-30
O A K FINANCIAL CORP
filed 2004-11-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   [X]         No [__].

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,035,191 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 9, 2004.

INDEX

Part I.	Financial Information (unaudited):	Page Number(s)
	Item 1. Consolidated Financial Statements Notes to Consolidated Financial Statements	3 - 6 7 - 9
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 18
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
	Item 4. Controls and Procedures	19

2

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(in thousands)
	September 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Cash and due from banks	$9,713	$12,431
Federal funds sold	600	7,100

Cash and cash equivalents	10,313	19,531

Available-for-sale securities	96,023	103,395

Loans held for sale	1,405	1,705

Portfolio loans	394,562	363,565
Allowance for loan losses	(8,054)	(8,390)

Net Loans	386,508	355,175

Accrued interest receivable	2,431	2,266
Premises and equipment, net	13,945	14,428
Restricted investments	3,051	2,977
Other assets	7,676	9,056

Total assets	$521,352	$508,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$56,711	$49,814
Interest bearing	319,070	321,250

Total deposits	375,781	371,064

Securities sold under agreements to repurchase
and federal funds purchased	55,571	44,338
Federal Home Loan Bank (FHLB) Advances	29,000	33,000
Borrowed funds	1,405	1,491
Other liabilities	3,046	3,560

Total liabilities	464,803	453,453

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,035,191 shares issued and outstanding	2,035	2,035
Additional paid-in capital	6,023	6,023
Retained earnings	47,544	45,774
Accumulated other comprehensive income	947	1,248

Total stockholders' equity	56,549	55,080

Total liabilities and stockholders' equity	$521,352	$508,533

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three and Nine Months ended September 30, (Unaudited)
	Three Months		Nine Months

	2004	2003	2004	2003

Interest Income
Loans (including fees)	$5,371	$5,426	$15,564	$17,625
Available-for-sale securities	769	820	2,466	2,493
Restricted investments	37	37	112	119
Other	13	51	37	210

Total interest income	6,190	6,334	18,179	20,447

Interest expense
Deposits	1,595	1,703	4,795	5,858
Borrowed funds	425	443	1,301	1,329
Securities sold under agreements to repurchase	90	101	255	392

Total interest expense	2,110	2,247	6,351	7,579

Net interest income	4,080	4,087	11,828	12,868

Provision for loan losses	-	100	-	625

Net interest income after provision	4,080	3,987	11,828	12,243

Non-interest income
Service charges on deposit accounts	646	555	1,819	1,591
Mortgage banking	285	588	982	1,429
Net gain on sales of available for sale securities ..	27	3	233	4
Insurance premiums and brokerage fees	327	384	1,111	1,204
Other	97	370	296	526

Total non-interest income	1,382	1,900	4,441	4,754

Non-interest expenses
Salaries	2,144	2,144	6,344	5,975
Employee benefits	545	450	1,623	1,459
Occupancy (net)	318	313	973	950
Furniture and fixtures	267	258	818	815
Other	938	1,078	2,863	3,701

Total non-interest expenses	4,212	4,243	12,621	12,900

Income before federal income taxes	1,250	1,644	3,648	4,097

Federal income taxes	331	466	965	1,133

Net income	$919	$1,178	$2,683	$2,964

Income per common share:
Basic	$0.45	$0.58	$1.32	$1.46
Diluted	$0.45	$0.58	$1.32	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Nine Months ended September 30, (Unaudited)
	2004	2003

Balance, beginning of year	$55,080	$52,606
Net income	2,683	2,964
Net change in accumulated other comprehensive income	(301)	(494)
Dividends paid	(913)	(490)
Allocation of Employee Stock Ownership Plan (ESOP) shares	-	37

Balance, end of period	$56,549	$54,623

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three and Nine Months ended September 30, (Unaudited)
	Three Months		Nine Months

	2004	2003	2004	2003

Net income	$919	$1,178	$2,683	$2,964
Change in unrealized gain/(loss) on securities,
net of tax	737	(507)	(301)	(494)

Comprehensive income	$1,656	$671	$2,382	$2,470

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Nine Months Ended September 30, (Unaudited)

	2004	2003

Cash flows from operating activities
Net income	$2,683	$2,964
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	881	826
Provision for loan losses	-	625
Proceeds from sales of loans held for sale	53,630	152,425
Originations of loans held for sale	(52,828)	(153,615)
Net gain on sales of available-for-sale securities	(233)	(4)
Net gain on sales of loans held for sale	(502)	(1,238)
Net amortization of investment premiums	706	629
(Gain) / Loss on sales of property and equipment	(23)	6
Deferred federal income tax benefit	(173)	(191)
Changes in operating assets and liabilities which (used) provided cash:
Accrued interest receivable	(165)	317
Other assets	1,554	(977)
Other liabilities	(360)	(115)

Net cash provided by operating activities	5,170	1,652

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and paydowns	17,469	14,452
Proceeds from sales	8,546	72
Purchases	(19,573)	(34,158)
Purchases of restricted investments	(73)	(52)
Net decrease (increase) in loans held for investment	(31,334)	25,407
Purchases of premises and equipment	(405)	(371)
Proceeds from the sale of premises and equipment	30	2

Net cash provided by (used) in investing activities	(25,340)	5,352

Cash flows from financing activities
Net (decrease) increase in deposits	4,717	(33,488)
Net increase in TT&L note	(85)	(370)
Net borrowed funds (repayments)	(4,000)	(1,000)
Dividends paid	(913)	(490)
Net decrease in securities sold under
agreements to repurchase	11,233	2,277

Net cash (used in) provided by financing activities	10,952	(33,071)

Net decrease in cash and cash equivalents	(9,218)	(26,067)

Cash and cash equivalents, beginning of period	19,531	57,004

Cash and cash equivalents, end of period	$10,313	$30,937

Supplementary cash flows information
Interest paid	$6,551	$8,007
Income taxes paid	$441	$843

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

	Three Months ended September 30,		Nine Months ended September 30,

	2004	2003	2004	2003

Average shares outstanding	2,035	2,041	2,035	2,041
Average ESOP shares not committed to be released	-	(6)	-	(6)

Shares outstanding for basic earnings per share	2,035	2,035	2,035	2,035
Dilutive shares from stock option plans	1	-	-	-

Shares for dilutive earnings per share	2,036	2,035	2,035	2,035

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

Note 5 – Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2004, 1,000 options were awarded at an exercise price of $45.00. No options were awarded in the year 2003. The following tables summarize information about stock option transactions:

	September 30, 2004		September 30, 2003

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	37,130	$49.35	44,130	$49.62
Granted	1,000	45.00	-	-
Exercised	-	-	-	-
Forfeited/expired	(8,012)	49.57	(7,000)	51.04

Outstanding, end of period	30,118	$49.15	37,130	$49.35

Exercisable, end of period	29,118	$49.29	35,130	$49.63

	Outstanding		Exercisable

Exercise Price	Number September 30, 2004	Wgt. Avg. Remaining Contractual Life	Number September 30, 2004

$44.50	9,692	7.4 years	9,692
$45.00	1,000	9.5 years	-
$50.00	12,894	5.5 years	12,894
$55.00	6,532	5.3 years	6,532

Total	30,118	6.2 years	29,118

        All options expire 10 years after the date of the grant; 144,125 shares are reserved for future issuance under the Employees’ Plan and 25,000 shares are reserved for future issuance under the Directors’ Plan.

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

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net Income as reported	$919	$1,178	$2,683	$2,964

Stock based compensation expense determined
under fair value method, net of related tax effect	(1)	-	(2)	(12)

Pro-forma net income	$918	$1,178	$2,681	$2,952

Basic earnings per share as reported	$0.45	$0.58	$1.32	$1.46
Pro-forma basic earnings per share as reported	$0.45	$0.58	$1.32	$1.45

Diluted earnings per share as reported	$0.45	$0.58	$1.32	$1.46
Pro-forma diluted earnings per share as reported	$0.45	$0.58	$1.32	$1.45

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses, valuation of mortgage service rights and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, has been included within our filings with the Securities and Exchange Commission.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Center State Bank (the “Bank”). The Bank has twelve banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, OAK Financial Services. OAK Financial Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. OAK Financial Services owns Dornbush Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products.

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

FINANCIAL CONDITION

Summary

        Total assets increased by $13 million, or 2.52% from December 31, 2003 to September 30, 2004. The significant changes include a decline in cash and cash equivalents of $9 million, a decrease in securities available for sale of $7 million and an increase in net loans receivable of $31 million.

        Correspondingly, total liabilities increased $11 million, or 2.50% during the nine months ended September 30, 2004. The significant changes were an increase in total deposits of $5 million, an increase in repurchase agreements of $11 million and a decrease in FHLB Advances of $4 million.

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

        All of the Corporation’s securities are classified as available-for-sale. A reduction in the unrealized gain on securities from December 31, 2003 to September 30, 2004, represented $455,000 of the decline in the Corporation’s total holdings. The fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased over the past year have been obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 5 years. The modified duration of the portfolio in years at September 30, 2004 was 2.34, compared to 3.10 at December 31, 2003. Also, see Asset/Liability Gap Position. The following table summarizes the securities available-for-sale held by the Corporation:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

September 30, 2004	$94,588	$96,023	$82,532
December 31, 2003	$101,504	$103,395	$85,086

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

Loans

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Bank will be using the services of an independent third party to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews will then be submitted to the Risk Management Officer and to the Audit Committee. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Loan requests in excess of specific lending officers’ authority, are required to be presented to the Board of Directors or the Director Loan Committee for review and approval.

        Principal lending markets include nearby communities and metropolitan areas of the Bank’s twelve branches. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (dollars in thousands)

	September 30, 2004		December 31, 2003

	Amount	%	Amount	%

Commercial real estate	$210,400	53	$196,147	54
Residential real estate	86,890	22	82,524	23
Commercial	69,273	18	48,866	13
Consumer	27,999	7	36,028	10

Total loans	$394,562	100%	$363,565	100%

        The Bank has no international loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code. Commercial real estate loans increased $14 million, or 7.3% in the first nine months of this year. Residential real estate loans increased $4 million, or 5.3% in the first nine months of this year. The largest loan growth in the nine months ended September 30, 2004, occurred in the Commercial category, which increased its balances by $20 million or 41.8%. Total consumer loans continue to decline as a result of incentive rate financing provided by the auto industry and the Bank’s intentional exit from the consumer indirect business. Consumer loans declined $8 million, or 22.3% during the nine months ended September 30, 2004. Expansion of the overall loan portfolio during 2004 has been at an 11.4% annualized rate. This is a trend the Corporation expects to continue with an improving economic climate in West Michigan.

        The Bank’s current practice is to sell residential real estate loans with maturities over 5 years to secondary market buyers. Mortgage servicing rights associated with loans sold are included within other assets. At December 31, 2003 and September 30, 2004, the Bank was servicing loans for secondary market entities totaling approximately $254 million and $251 million, respectively. Mortgage servicing rights, net of reserve of impairment, were valued at approximately $2.1 million at December 31, 2003 and $2.3 million at September 30, 2004.

Non-performing Assets (dollars in thousands)

	September 30, 2004	December 31, 2003

Non-accrual loans	$1,582	$466
90 days or more past due & still accruing	112	94

Total Non-performing Loans	1,694	560
Other real estate	242	1,539

Total Non-performing Assets	$1,936	$2,099

As a percentage of portfolio loans
Non-performing loans	.43%	.15%
Non-performing assets	.49%	.58%
Allowance for loan losses	2.04%	2.31%
Allowance for loan losses as a % of non-performing loans	476%	1,498%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118, Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

        Total non-accrual loans at September 30, 2004, consisted of five customers, compared to three customers at December 31, 2003. Other real estate consisted of two properties at September 30,2004.

Allowance for Loan Losses (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Balance at beginning of period	$8,239	$8,433	$8,390	$8,398
Loans charged off	(241)	(237)	(590)	(1,096)
Recoveries of loans previously charged off	56	136	254	505
Additions to allowance charged to operations	-	100	-	625

Balance at end of period	$8,054	$8,432	$8,054	$8,432

Net loans charged off to average loans
outstanding [annualized]	.19%	.11%	.12%	.22%

        The allowance for loan losses represents the Corporation’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is maintained at a level believed to be adequate through additions to the provision for loan losses.

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

        Impaired loans as of September 30, 2004 and December 31, 2003 were $11 million and $13 million, respectively. The allowance for loan losses attributable to impaired loans was $1.9 million and $2.6 million as of September 30, 2004 and December 31, 2003, respectively.

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

	September 30, 2004		December 31, 2003

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Specific allocations	$1,933	24%	$2,551	30%
Other adversely rated loans	1,529	19	2,143	26
Historical loss allocations	1,650	20	1,457	17
Allocations based upon subjective factors	2,942	37	2,239	27

Total	$8,054	100%	$8,390	100%

        The allocation of the allowance for loan losses attributed to specific allocations and adversely graded loans declined by 24% from December 2003 to September 30, 2004. Loan grading and collateral reviews are frequently updated as new information becomes available for problem loans. The intentional shrinking of the indirect consumer loan portfolio resulted in a $446,000 decline in the allocation of the allowance necessary for consumer loans from December 31, 2003 to September 30, 2004. Management believes the allowance for loan losses is adequate based on identified risks. Furthermore, management does not expect that it will be necessary to add to the allowance for loan losses, by recording a provision for loan losses, during the next few quarters.

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2004		December 31, 2003

	Balance	%	Balance	%

Non-interest bearing demand	$56,711	15%	$49,814	13%
Interest bearing demand	96,413	26	48,285	13
MMDA/Savings	79,387	21	102,911	28
Time deposits - less than $100,000	77,561	21	92,046	25
Time deposits - greater than $100,000	65,709	17	78,008	21

Total Deposits	$375,781	100%	$371,064	100%

        In a campaign to collect local deposits, the rate offered on a “high interest plus” checking product was increased dramatically during the first quarter of the year 2004. Although the product does not guarantee an interest rate for any period of time, the balance in this product grew from $12 million at December 31, 2003 to $63 million at September 30, 2004. Some internal disintermediation occurred from other depository products to the “high interest plus” product. The primary reason that deposits only increased $5 million is the intentional decline of deposits over $100,000 and retail time deposits that had been offered at promotional interest rates. Time deposits of less than $100,000 declined $12 million, or 15.8%. The growth of core deposits has enabled the Bank to reduce its reliance on alternative funding sources.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are an integral component of the Bank’s asset/liability management effort. Brokered time certificates declined from $47 million at December 31, 2003, to $38 million at September 30, 2004. FHLB advances declined from $33 at December 31, 2003, to $29 million at September 30, 2004. The Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2003 and that any changes in the Corporation’s obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 27 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $919,000 for the three months ended September 30, 2004, compared to $1,178,000 for the same period in 2003. This is a 22% decrease. The decrease is mainly the attributable to a decline in non-interest income. Non-interest income declined $518,000 or 27% for the three-month period ending September 30, 2004, compared to the same period in 2003. The decline in non-interest income was the result of a $234,000 non-recurring gain recorded in the third quarter of 2003 and a $303,000, or 52% reduction in mortgage banking income. The decline in mortgage banking income is directly related to the slow-down in mortgage refinancing.

        Net income was $2,683,000 for the nine months ended September 30, 2004, compared to $2,964,000 for the same period in 2003. The decline is the result of a $1,040,000 decline in net-interest income and a $313,000 decline in non-interest income. This was partially offset by a $625,000 decline in the provision for loan losses and a $279,000 decline in non-interest expenses. The decline in net interest income is the result of continued pressure on the net-interest margin due to low interest rates. However, this trend slowed during the third quarter of 2004 due to increases in the Bank’s prime rate. The decrease in non-interest income was a result of the slow-down in mortgage refinancing, due to increased mortgage rates, that occurred during 2004. The decline in the provision for loan losses in the result of the Bank’s improvement in loan quality and the reduction of non-performing assets. The decline in non-interest expenses is the result of a comprehensive review of operating expenses as a part of the Bank’s initiative to reduce expenses and a reduction in FDIC insurance premiums.

Earnings Performance (dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Net Income	$919	$1,178	$2,683	$2,964

Basic income per share	$0.45	$0.58	$1.32	$1.46
Diluted income per share	$0.45	$0.58	$1.32	$1.46

Earnings ratios:
Return on average assets	0.71%	0.91%	0.70%	0.76%
Return on average equity	6.55%	8.66%	6.44%	7.44%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Average earning assets	$488,997	$485,894	$486,027	$488,455
Tax equivalent net interest income	4,205	4,217	12,194	13,226

As a percentage of average earning assets:
Tax equivalent interest income	5.14%	5.27%	5.10%	5.69%
Interest expense	2.09%	2.21%	2.11%	2.45%

Interest spread	3.05%	3.06%	2.98%	3.24%

Tax equivalent net interest income	3.42%	3.44%	3.35%	3.62%

Average earning assets as a percentage of
average assets	94.6%	94.8%	94.5%	93.3%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. The tax equivalent net interest income remained flat for the three-month period ended September 30, 2004, compared to the same period in 2003. The Corporation’s spread on interest rates remains compressed as market interest rates have remained low and competitive pressures within our geographic market have also contributed to the reduced margin, but the Bank is beginning to see margin improvements. Tax equivalent net interest income increased from 3.31% for the second quarter of 2004 to 3.42% for the third quarter of 2004. Management expects net interest income to continue to improve during the remainder of 2004, aided by recent increases in short-term interest rates.

Provision for loan losses

        The provision for loan losses charged to earnings was $0 for the both the three-month period ended September 30, 2004 and the nine-month period ended September 30, 2004, compared to $100,000 and $625,000 for the same periods in 2003, respectively. Based upon Management’s assessment of the adequacy of the allowance for loan losses, a charge to the provision for loan losses was not necessary during the first nine months of 2004. This was mainly the result of the increase in the overall credit quality of the Bank’s loan portfolios. Furthermore, it is unlikely that a charge to the provision for loan losses will be required for the remainder of 2004.

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

        Service charge income on deposit accounts increased by $91,000, or 16% for the three months ended September 30, 2004, when compared to the same time period of 2003. The rise in service fee income is mostly attributable to increases in overdraft fees on checking accounts and electronic banking income, due to increases in volume. Mortgage banking income declined $303,000, or 52% for the three months ended September 30, 2004, compared to the same period in 2003. The decline in mortgage banking revenue is due to a decline in the number of mortgage originations. Mortgage originations during the remainder of 2004 are expected to be lower than the same period a year ago. Net gain on sales of available for sale securities increased $24,000, or 900% for the third quarter of 2004, compared to the third quarter of 2003. This was the result of the sale of some investments that no longer matched the goals and strategies of the Corporation. Income from insurance premiums and brokerage fees declined $57,000, or 15% for the three months ended September 30, 2004, compared to the same period in 2003. Other non-interest income declined $270,000, or 74% in the third quarter of 2004, compared to the same period in 2003. This is mainly the result of a $234,000 non-recurring gain that was recorded in the third quarter of 2003.

        Total non- interest income declined $313,000 for the nine-month period ended September 30, 2004, compared to the same period in 2003. The decline is mainly attributable to a $447,000 decline in mortgage banking income, a $93,000 decline in income from insurance premiums and brokerage fees and a $230,000 decline in other non-interest income. These declines were somewhat offset by a $228,000 increase in service charges on deposits and a $229,000 increase in the net gain on the sale of available for sale securities. The decline in mortgage banking income is directly related to the decline in mortgage originations. The decline in insurance premiums and brokerage fees is mainly the result of reduced annual income pass-through from the insurance underwriters, which is based on the loss rate of the Dornbush Insurance Agency policyholders. The decline in other non-interest income was the result of a non-recurring gain that was booked during the third quarter of 2003. The increase in service charges on deposits is mainly the result of increases in overdraft fees on checking accounts and electronic banking fees. The increase in the gain on the sale of available for sale securities is mainly attributable to equity securities, which no longer fit the long-term direction of the Corporation, that were sold for a gain of $205,000 in the second quarter of 2004.

Non-interest Expense

        Non-interest expense declined slightly for the three-month period ended September 30, 2004, compared to the same period in 2003. During a comprehensive review of operating expenses it was determined that the Corporation’s staff levels required adjustment. Although severance and outplacement costs were recorded in the third quarter related to the reduction in staff, total salary expense remained even with a year ago. Total benefit expense increased 21% as a result of the continued escalating cost of providing employee health care, which increased 79% in the third quarter of 2004, compared to the third quarter of 2003. Occupancy and equipment cost rose modestly and total other expense declined $140,000, or 13% during the third quarter of 2004 as the benefits of on-going cost reduction efforts continue to be realized.

        Non-interest expense declined slightly for the nine-month period ended September 30, 2004, compared to the same period in 2003. The decline was mostly the result of a decline in other non-interest expenses and was somewhat offset by increases in salaries and employee benefits. The decline in other non-interest expense reflects FDIC insurance premiums that are 90% lower than a year ago as well as the continued initiative to reduce expense. The decline in FDIC insurance premiums is a result of the Corporation being released from the written agreement that was in place for most of 2003. The increase in salary expense is mainly due to higher staffing levels. The increase in employee benefits expense is the result of the continued escalating cost of providing employee health care. Health care costs have risen 56% over the prior year.

Provision for Federal Income Tax

        The provision for income taxes was $331,000, which equates to an effective tax rate of 26% for the three-month period ended September 30, 2004, compared to $466,000, which equates to an effective tax rate of 28%, for the same period in 2003. The provision for federal income taxes was $965,000, which equates to an effective tax rate of 26% for the nine-month period ended September 30, 2004, compared to $1,133,000, which equates to an effective tax rate of 28%, for the same period in 2003.

        The difference between the Corporation’s effective tax rate and statutory tax rate is largely due to the percentage of total income that is derived from investment interest income that is exempt from federal taxation. The Corporation does not expect significant fluctuations in the effective tax rate for the remainder of this year.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1,469,000, from December 31, 2003, to September 30, 2004; this represents a change of 3%. The change in securities valuation caused a $301,000 decrease in accumulated other comprehensive income, from December 31, 2003 to September 30, 2004.

        A quarterly dividend of $0.15 per share was paid to the shareholders during the third quarter of 2004.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at September 30, 2004 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	September 30, 2004	December 31, 2003

Tier 1 capital			$55,279	$53,338
Tier 2 capital			5,448	5,036

Total regulatory capital			$60,727	$58,374

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.69%	10.56%
Tier 1 risk-based capital	4%	6%	12.76%	13.47%
Total risk-based capital	8%	10%	14.02%	14.74%

Liquidity

        Liquidity is measured by the Corporation’s ability to raise funds through deposits, borrowed funds, infusion of capital, or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate our Corporation. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management, which is a significant responsibility of the Asset and Liability Management Committee (ALCO), is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine month period ended September 30, 2004, total portfolio loans increased $31 million, which was funded in part by liquidating $7 million of federal funds sold and liquidating $7 million of securities available for sale. Additional funding was provided by a $5 million increase in deposits. Management expects to be in a federal funds purchased position by the end of 2004 and has established a target level for federal funds purchased of $10 million. At September 30, 2004 the Bank had available and unused federal funds lines of credit totaling $50 million from various correspondent banks.

        Management anticipates that future loan growth will exceed the ability to grow deposits and will likely utilize brokered certificates of deposit and FHLB advances to provide funding for loan growth.

        Cash and cash equivalents declined by $3 million from December 31, 2003 to September 30, 2004. This decline reflects the loan growth and funding strategy discussed above. The current level of cash and cash equivalents is deemed to be near optimal, and as a result, is not expected to change significantly from the this level.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of September 30, 2004.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$37,367	(-27.8%)	$20,347	14.7%
200 basis point rise	42,257	(18.4%)	19,487	9.9%
100 basis point rise	47,055	(9.1%)	18,618	5.0%
Base rate	51,768	-	17,736	-
100 basis point decline	55,606	7.4%	16,758	(5.5%)
200 basis point decline	58,989	13.9%	15,070	(15.0%)
300 basis point decline	62,666	21.1%	12,294	(30.7%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on 8-K

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: November 9, 2004

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

Dated: November 9, 2004

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

Dated: November 9, 2004

/s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer

Exhibit 32.1

I, Patrick K. Gill, Chief Executive Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: November 9, 2004

/s/ Patrick K. Gill —————————————— Patrick K. Gill Chief Executive Officer

24

Exhibit 32.2

I, James A. Luyk, Chief Financial Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: November 9, 2004

/s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer