Form 10-K
period 2004-12-31
O A K FINANCIAL CORP
filed 2005-03-16
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $1.00 par value
(Title of Class)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes [X].   No [__].

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2004: $79,925,982

As of February 25, 2005, there were outstanding 2,034,691 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2005 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

The Company

        OAK Financial Corporation (the “Company”), was incorporated under the laws of the State of Michigan on October 13, 1988, for the purpose of becoming a bank holding company. The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns the outstanding stock of Byron Bank (the “Bank”), which is organized under the laws of the State of Michigan. Aside from the Bank, the Company has no other substantial assets. The Company conducts no business except for the provision of certain management and operational services to the Bank, the collection of dividends from the Bank and the payment of dividends to the Company’s stockholders. The executive office of the Company is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s operations are considered by Management to be aggregated in one reportable operating segment.

        The Company and all its subsidiaries are provided staff resources through OAK ELC, an employee leasing company. OAK ELC provides staffing solely to the Company and its subsidiaries.

The Bank

        The Bank was organized in 1921 as a Michigan banking corporation. The executive office of the Bank is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank’s main office is located in Byron Center and it serves other communities with a total of 12 offices. The Bank’s offices are located in Kent County, Ottawa County and the northern portion of Allegan County. The area in which the Bank’s offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing suburban population as the Grand Rapids Metropolitan Area expands.

        On February 17, 2005 the Bank changed its name from Byron Center State Bank to Byron Bank. Along with the new name, a new logo and new colors were introduced. The name change reflects the Bank’s heritage of over 80 years in the banking business and offers a dynamic new look for the future. The name of the Bank’s subsidiaries, OAK Financial Services and Dornbush Insurance Agency were also changed to Byron Investment Services and Byron Insurance, respectively.

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

        The Bank owns a subsidiary, Byron Investment Services, Inc., which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. During 2004, Byron Investment Services, Inc. added tax preparation to its list of available services. This service will allow Byron Investment Services to prepare customers’ tax returns and advise them on investment strategies for future tax savings. Byron Investment Services owns Byron Insurance Agency, Inc., which offers property and casualty, life, disability and long-term care insurance. On January 24, 2005, Byron Investment Services, Inc. formed a joint venture between OAK Title Insurance Agency, Inc. and First Metropolitan Title Co. as members of the new OAK Title Agency, LLC. OAK Title Insurance Agency, Inc. is a wholly owned subsidiary of Byron Investment Services, Inc.

Effect of Government Monetary Policies

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

Bank Competition

        The Bank has twelve offices, one within each of the communities it serves. Within these communities, its principal competitors are Comerica Bank, Bank One, Fifth-Third Bank, Flagstar Bank, National City Bank, Huntington Bank, Macatawa Bank, Mercantile Bank of West Michigan, United Bank of Michigan , and various credit unions. Generally the bank’s products, services, and pricing are competitive within the markets served. However, credit unions, due to favorable tax treatment, frequently offer higher rates on some deposit products.

        The financial services industry is very competitive. Principal methods of competition include loan and deposit pricing and the quality of services provided. The deregulation of the financial service industry has led to increased competition among banks and other financial institutions for funds, which traditionally have been deposited with commercial banks. The enactment of the Gramm-Leach-Bliley Act of 1999, which permits the combination of banks, insurance companies, and securities firms, has also increased competition in the financial services industry. Management continues to evaluate the opportunities for the expansion of products and services and additional branching opportunities. Management also believes the Bank is well positioned to compete effectively with other providers of financial serves in West Michigan.

Source of Revenue

        The Bank’s principal sources of revenue include net interest income and non-interest income. The net interest revenue is the difference between the interest the Bank earns on loans and investments and the interest the Bank pays on deposits and other interest bearing borrowed funds. Non-interest revenue includes fees from the sale of loans, deposit service charges, insurance premium income, brokerage fees, mortgage banking and other fees collected for services provided. Mortgage banking revenue includes the gains resulting from the origination and sale of mortgage loans and fees received for servicing mortgage loans for others. The sources of income for the three most recent years are as follows:

% of total revenue:	2004	2003	2002

Net interest revenue	73.9%	73.0%	74.4%
Non-interest revenue	20.5%	19.2%	14.8%
Mortgage banking revenue	5.6%	7.8%	10.8%

Employees

        As of December 31, 2004, the Registrant and subsidiaries employed 153 full-time and 56 part-time persons. Management believes that relations with employees are good.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

        On October 16, 2003, OAK Financial Corporation and the Bank were released from the written agreement that was entered into on October 4, 2002 with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Services. Release from the written agreement followed management’s compliance with all of the provisions of the written agreement. The Written Agreement addressed issues including management and asset quality. While the Written Agreement was in effect, the Company and the Bank required prior regulatory approval to pay dividends, add new directors, employ new senior executive officers, and to pay certain severance or related compensation.

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

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if OFIS deems the Bank’s capital to be impaired, OFIS may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5 percent of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA.

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

        The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act. During 2004, the Company became an accelerated filer based on its aggregate market value as of June 30, 2004. As such, the Company is required to file regulatory reports on an accelerated basis and is also required to issue a report regarding the company’s system of internal controls.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve Board’s capital guidelines for bank holding companies are essentially the same as those described below for the Bank.

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

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if, after the distribution, a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company’s Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

The Bank

        General. The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and OFIS, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25 percent of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0 percent of deposits for institutions in the lowest risk category to .27 percent of deposits in the highest risk category.

        FICO Assessments. The Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”), which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025 percent of deposits.

        OFIS Assessments. Michigan banks are required to pay supervisory fees to OFIS to fund the operations of OFIS. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to OFIS.

        Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3 percent for the most highly-rated banks with minimum requirements of 4 percent to 5 percent for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8 percent, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of stockholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	10% or above 8% or above Less than 8% Less than 6% --	6% or above 4% or above Less than 4% Less than 3% --	5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2004, the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

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

        Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20 percent of its capital after the payment of the dividend.

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

        Consumer Protection Laws. The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations under the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and regulations which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

        The USA Patriot Act. The Patriot Act contains sweeping anti-money laundering and financial transparency laws. Under the Act and implementing regulations, among other requirements financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Financial institutions must also implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists, and notice to customers. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through a link on our website at www.BankAtByron.com to the SEC website. The reports are also available through the SEC website.

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

        At the end of 2004, the mortgage center, which was located in a separate facility, was in the process of being consolidated into the main office in Byron Center. The Company does not anticipate a continuing need for the facility and plans to list it for sale in 2005.

Item 3. Legal Proceedings.

        From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4. Submission of Matters to Vote of Security Holders.

        None.

Executive Officers of the Company

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2004:

Name	Age	Position with Company	Year Became an Executive Officer
Patrick K. Gill James A. Luyk Thomas L. Fitzgerald	53 42 59
President, Chief Executive Officer and
Director of the Company and the Bank
Executive Vice President, Chief Financial
Officer and Chief Operating Officer of the
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

PART II

Item 5. Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the range of high and low sales prices of the Company’s common stock during 2004 and 2003, based on information available to the Company, as well as per share cash dividends declared during those periods.

	Sales Prices		Cash Dividends Declared

2004	High	Low

First Quarter	$44.26	$39.88
Second Quarter	45.55	42.69	$0.30
Third Quarter	47.19	44.85	$0.15
Fourth Quarter	45.75	44.95	$0.15

2003	High	Low

First Quarter	$39.75	$38.00
Second Quarter	40.00	37.25	$0.24
Third Quarter	41.00	37.00
Fourth Quarter	41.25	38.50	$0.30

At February 18, 2005, the Company has 873 record holders of our common stock. In addition, we estimate that there were approximately 300 beneficial owners of our common stock who own their shares through brokers or banks. The common stock is traded and quoted on the Over-the-Counter Bulletin Board under the symbol “OKFC”.

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

Item 6. Selected Financial Data (dollars in thousands, except per share data).

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2004	2003	2002	2001	2000

Consolidated Results of Operations:
Interest income	$24,734	$26,611	$32,029	$36,120	$33,172
Interest expense	8,498	9,733	12,904	16,809	16,491

Net interest income	16,236	16,878	19,125	19,311	16,681
Provision for loan losses	(1,100)	625	4,070	3,025	3,120
Non-interest income	5,736	6,235	6,588	5,382	3,598
Non-interest expenses	16,815	16,766	16,375	14,008	12,057

Income before federal income taxes	6,257	5,722	5,268	7,660	5,102
Federal income taxes	1,753	1,564	1,490	1,644	1,132

Net income	$4,504	$4,158	$3,778	$6,016	$3,970

Per Share Data:
Net income	$2.21	$2.04	$1.86	$2.96	$1.95
Cash dividends declared	$.60	$.54	$.72	$.93	$.87
Book Value	$28.19	$27.06	$25.86	$24.24	$21.95
Weighted average shares outstanding	2,035	2,035	2,034	2,035	2,034

Consolidated Balance Sheet Data:
Total assets	$540,338	$508,533	$537,472	$500,782	$457,004
Loans, net of unearned income	408,867	363,565	377,567	379,345	347,293
Allowance for loan losses	6,846	8,390	8,398	6,983	4,874
Deposits	416,137	371,064	397,412	358,954	338,153
Stockholders' equity	57,353	55,080	52,606	49,283	44,629

Consolidated Financial Ratios:
Tax equivalent net interest income to
average earning assets	3.42%	3.59%	4.06%	4.40%	4.38%
Return on average equity	8.05	7.75	7.39	12.64	9.37
Return on average assets	.87	.80	.72	1.26	.96
Non-performing loans to total loans	.37	.58	2.47	1.41	.77
Efficiency ratio	75.80	71.70	62.56	56.28	58.79
Dividend payout ratio	27.11	26.43	38.58	31.58	44.55
Equity to asset ratio	10.61	10.83	9.79	9.84	9.77
Tier 1 leverage ratio	10.71	10.56	9.40	10.01	10.52

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on its operations and its future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company, including additional factors that could materially affect financial results, is included in the Company’s other filings with the Securities and Exchange Commission.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2002 through 2004. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

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

        Allowance for loan losses — Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral values and other subjective factors.

        Commercial loan rating system and identification of impaired loans – The Company has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. Also, in addition to routine examinations by bank regulators, the Company employs external loan review services to assess risk ratings.

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

FINANCIAL CONDITION

Summary

        Total assets increased 6 percent during 2004 as a result of the Bank making a concentrated effort to grow loans and deposits during the year. Total loans increased 12 percent for the year, due in large part to a 20 percent increase in commercial loans and commercial real estate loans, which was somewhat offset by a 41 percent decline in consumer indirect loans, which the Bank has exited. Total deposits also increased 12 percent for the year. This was mainly the result of a 93 percent increase in NOW accounts, due to a new pricing strategy for the high-interest checking product. This was somewhat offset by a 13 percent decline in MMDA and savings accounts and an 8 percent decline in time deposits as the Bank did not compete aggressively for rate sensitive deposits and decreased its reliance upon deposits from outside its market area. A discussion of changes in balance sheet amounts by major categories follows:

Securities (in thousands)

        The Bank maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The primary objective of the Company’s investing activities is to provide a source of liquidity, provide for safety of the principal invested and manage the Bank’s exposure to changes in interest rates.

        A relatively high percentage of the Bank’s security portfolio is pledged. The majority of the securities pledged are to secure Federal Home Loan Bank borrowings and securities sold under agreements to repurchase or for other purposes as required or permitted by law. For administrative purposes, the Bank generally pledges more securities than required. The Bank was required to have approximately $33 million pledged at December 31, 2004 compared to $58 million at December 31, 2003.

        All of the Company’s securities are classified as available-for-sale. As a result, changes in market value are recognized as adjustments to the carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity. The Company’s total holdings declined approximately $4 million in 2004. The slight decline is the result of the asset liability management of the Bank in relation to the loan and deposit growth the Bank experienced in 2004.

Securities available-for-sale:	Amortized Cost	Fair Value	Amount Pledged

December 31, 2004	$98,914	$99,773	$79,083
December 31, 2003	$101,504	$103,395	$85,086

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2004. The weighted average interest rates have been computed on a fully taxable equivalent basis, using a 34 percent tax rate, based on amortized cost.

	Maturing

	(dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years

	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield

Available for Sale:
US government securities	$10,046	2.83%	$8,705	3.19%	$-	-	$-	-
Mortgage-backed securities	76	3.64%	25,588	3.45%	7,094	4.31%	-	-
States and Political Subdivisions	3,880	4.33%	30,958	4.65%	8,444	6.58%	366	5.82
Other Securities	-	-	4,616	3.15%	-	-	-	-

	$14,002	3.25%	$69,867	3.93%	$15,538	5.54%	$366	5.82%

The Loan Portfolio

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. In previous years the Bank appointed an internal loan review officer to monitor the credit quality of the loan portfolio. During 2005, the Bank will be using the services of an independent third party to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews will be submitted to the Risk Management Officer and to the Audit Committee.

        Requests to the Bank for credit are considered on the basis of the creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Secured loan requests in excess of $1,250,000 or unsecured loan requests in excess of $400,000, are required to be presented to the Board of Directors or the Director’s Loan Committee for review and approval.

        The Bank does not have any foreign loans and there were no concentrations greater than 10 percent of total loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the method of coding the commercial loan portfolio by Standard Industrial Classification (S.I.C.) code. Total consumer loans continue to decline as a result of the low interest financing provided by the auto industry and the Bank’s substantial exit from the consumer indirect business. As of December 31, 2004, the Bank had indirect loans totaling approximately $10 million, down 41 percent from $18 million at December 31, 2003. Management expects the indirect consumer loan portfolio to continue to decline during 2005. During 2004, total loans secured by residential real estate increased 7 percent. The increase was largely comprised of floating rate home equity loans, which increased 60 percent from $20 million at December 31, 2003 to $32 million at December 31, 2004.

        It is the Bank’s general practice to sell residential real estate loans with maturities over 15 years. During 2004, the Bank sold loans totaling $43 million with the servicing rights retained and $25 million with the servicing rights released. At December 31, 2004 and 2003, the Bank was servicing loans totaling approximately $240 million and $257 million, respectively.

        In addition to the communities served by the Bank’s branches, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would otherwise exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)	Year ended December 31,

	2004		2003

	Amount	%	Amount	%

Commercial Real Estate	$218,564	53	$196,147	54
Residential Real Estate	88,605	22	82,524	23
Commercial	75,980	19	48,866	13
Consumer	25,718	6	36,028	10

Total loans	$408,867	100%	$363,565	100%

        Commercial and Commercial Real-Estate Loans: Business loans are originated for a variety of purposes, including working capital financing, machinery and equipment acquisition and the financing of commercial real-estate. The loans are generally secured by all assets of the borrower and are underwritten based on an assessment of the industry in which the borrower operates, management, economic conditions, cash flow, owners equity and collateral. Commercial real-estate loans are secured by properties located in the Bank’s primary market area.

        Residential Real-Estate Loans: Residential real-estate loans are originated in the Bank’s primary market area. Generally, the Bank sells all salable loans in the secondary market. Loans are underwritten to the Secondary Market Investors Guidelines using the automated underwriting system designed by the investor that will be purchasing a particular loan. On occasion, residential real-estate loans will be retained in the Bank’s portfolio. Personal loans secured by the equity in the borrower’s residence are also granted for a variety of needs.

        Consumer Loans: Consumer loans are originated for a variety of purposes including the acquisition of new and used automobiles, boats and recreational vehicles. Consumer loans are underwritten based on the borrowers’ credit history, monthly income, stability of employment, the amount of the down payment and the type of collateral.

        The Bank experienced significant growth during 2004 in the commercial real estate and commercial loan portfolios. Commercial real estate loans increased $22 million, or 11 percent and commercial loans increased $27 million, or 55 percent. This is the result of a concentrated effort by the Bank to grow business loans. Loans secured by residential real estate increased $6 million or 7 percent during the year. This was mainly the result of a 60 percent increase in home equity lines of credit. Consumer loans declined $10 million, or 29 percent from December 31, 2003 to December 31, 2004. This is primarily the result of an $8 million, or 41 percent, intentional decline, in indirect consumer loans.

        Management has taken significant steps over the past two years in the loan administration area to improve underwriting standards. These changes have improved asset quality, which management expects to continue. However, asset quality is also dependent upon general and local economic conditions.

Non-performing Assets (in thousands)

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments and collateral for loans and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118 and SFAS No. 114, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

	December 31,

	2004	2003

Non-accrual loans	$1,430	$466
90 days or more past due & still accruing	65	94

Total non-performing loans	1,495	560
Other real estate	-	1,539

Total non-performing assets	$1,495	$2,099

As a percentage of portfolio loans
Non-performing loans	.37%	.15%
Non-performing assets	.37%	.58%
Allowance for loan losses	1.67%	2.31%
Allowance for loan losses as a percentage of non-performing loans	458%	1498%

        The Bank’s total non-performing assets as of December 31, 2004 declined 29 percent, compared to December 31, 2003, which reflects the sale of two commercial properties that were held as other real estate at the end of 2003 and were sold during 2004. The Bank’s management has an aggressive approach to credit management and expects that a significant portion of the customers, with loans in non-accrual status, will secure alternative financing and repay their loans to the Bank. In some instances, non-performing assets are sold to a new borrower of the Bank. As of December 31, 2004 there were no other interest bearing assets, which required classification.

Foregone Interest on Non-Performing Loans (in thousands)

        The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2004, 2003 and 2002 had those loans been accruing interest in accordance with the original terms of the loan agreements (pro forma interest) and the amount of interest income actually included in net interest income for those years.

	For the Year Ended December 31,

	2004		2003		2002

	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured
Pro forma interest	$136	$4	$33	$99	$838	$115
Interest earned	50	4	25	98	198	115

Foregone interest income	$86	$-	$8	$1	$640	$-

Allowance for Loan Losses (dollars in thousands)	Year Ended December 31,

	2004	2003	2002

Balance at beginning of year	$8,390	$8,398	$6,983

Charge-offs:
Commercial real estate	-	(310)	(925)
Residential real estate	-	(1)	(3)
Commercial	(99)	(126)	(601)
Consumer	(711)	(799)	(1,398)

	(810)	(1,236)	(2,927)
Recoveries:
Commercial real estate	49	69	1
Residential real estate	-	-	4
Commercial	77	58	20
Consumer	240	476	247

	366	603	272

Net charge-offs	(444)	(633)	(2,655)

(Reductions) additions to allowance (credited) charged to
operations	(1,100)	625	4,070

Balance at end of year	$6,846	$8,390	$8,398

Net charge-offs as a percent of average loans	.12%	.18%	.68%

        As discussed under “Critical Accounting Policies” the Bank establishes an allowance for loan losses including a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors. During the fourth quarter of 2004, the Bank was able to reverse $1.1 million of the allowance for loan losses. This is due to the significant improvement in the Bank’s asset quality. The allowance for loan losses as a percent of total loans decreased from 2.31 percent at December 31, 2003 to 1.67 percent at December 31, 2004.

        Net loans charged off for the year, as a percentage of average loans outstanding, decreased from .18 percent in 2003 to .12 percent in 2004. This is primarily the result of the reduction of the amount of commercial real estate loans charged off during the year, which was partially offset by a reduction in the amount of funds recovered on consumer loans. Net charge-offs in the Real Estate portfolio continue to be very low.

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

	Year ended December 31,

	2004		2003		2002

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial
real estate	$4,775	70%	$5,591	67%	$5,817	69%
Real estate mortgages	301	4	303	4	382	5
Consumer	1,269	19	1,534	18	1,871	22
Unallocated	501	7	962	11	328	4

Total	$6,846	100%	$8,390	100%	$8,398	100%

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for other adversely rated loans, (iii) an allocation based on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. The allowance for loan losses as a percent of total loans reflects management’s assessment of the improved quality of the Bank’s assets, the decline in non-performing assets and the improving general economic conditions and labor market.

        The first element reflects our estimate of probable losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, and discounted collateral exposure.

        The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans that are rated below a certain predetermined classification are assigned a loss allocation factor.

        The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each type of loan. Additionally, an allocation is provided based on the current delinquency rate for some loan categories. Loss analyses are conducted at least annually.

        The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and general terms of the loan portfolios.

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

Sources of Funds

        The primary sources of funding for the Bank are deposits, which includes brokered deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances, federal funds purchased and other borrowed funds. Non-deposit sources of funding decreased 19 percent or $15 million from December 31, 2003 to December 31, 2004. The decline is the result of a net reduction of $10 million in Federal Home Loan Bank advances during 2004 as well as a significant decline in securities sold under agreements to repurchase, as many of these funds were shifted into NOW and money market accounts. This shift of funds, along with a concentrated effort to grow deposits and the new pricing strategy for the Bank’s high interest checking product, helped to grow the Bank’s total deposits during 2004. Total deposits increased $45 million, or 12 percent, from December 31, 2003 to December 31, 2004. The growth in total deposits includes a decline in certificates of deposit. Certificates of deposit declined $14 million, or 8 percent, during 2004. The decline in certificates of deposit mainly reflects a decrease in time deposits of less than $100,000. Time deposits less than $100,000 declined $19 million, or 20 percent, during 2004. This was partially due to the Bank not being as aggressive in retaining rate sensitive deposits by not offering as many premium priced certificates in 2004 as in prior years. Time deposits over $100,000 increased $4 million, or 6 percent, during 2004. This was the result of the Bank’s loan growth and a need for additional funding that was obtained through brokered deposits. Brokered deposits increased $4 million, or 8 percent, during 2004. The Bank will continue to use brokered deposits as part of its asset & liability management plan.

        Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank’s strategic plan. The checking and savings product mix is also aligned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. Improvement in the equity markets has resulted in some deposit outflow back into those markets. The Bank expects this trend to continue. In addition to the traditional bank offices, the Company provides a wide array of alternative electronic methods to serve customers. New cash management products as well as a new business sweep product were introduced in 2004. The Bank expects these new products to be excellent tools in marketing to potential business customers. During 2003, the Bank launched Mobile Banking, a business banking courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important Bank documents. From December 31, 2003 to December 31, 2004 the number of customers using the Mobile Banking courier service has increased more than 150 percent. Management expects this service to continue to be a key factor in attracting new business customers to the Bank.

Average Deposit Balances (dollars in thousands)

        The following table lists the total average deposit balances during 2004 and 2003 and the weighted average rates paid on the funds provided:

	Average for the Year

	2004		2003

	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$57,651		$54,186
NOW Accounts	80,395	1.25%	41,697.48%
MMDA/Savings	87,585.45		101,153.64
Time - negotiable brokered	42,087	4.89	48,116	5.31
Time	112,638	2.66	135,211	3.03

Total Deposits	$380,356	1.70%	$380,363	1.97%

        The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit with many term options.

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2004			December 31, 2003

	Average Balance	Average Maturity	Average Rate	Average Balance	Average Maturity	Average Rate

Repurchase agreements	$44,634	1 day	0.73	$47,073	1 day	1.00
FHLB Borrowings	30,063	49 months	5.39	33,321	46 months	5.29
Federal funds purchased	4,676	1 day	1.83	10	1 day	1.30
Other borrowings	1,099	1 day	1.12	881	1 day	0.88

	$80,472		2.54%	$81,285		2.76%

        Repurchase agreements are a variable interest rate borrowing with a 1-day maturity. These borrowings are from local customers of the Bank. The FHLB borrowings have a fixed term and fixed interest rate.

RESULTS OF OPERATIONS

Summary

        As a result of improvements in the Bank’s asset quality, the Bank was able to reverse $1.1 million from the allowance loan losses in 2004 compared to a provision of $625,000 in 2003. This reversal resulted in 2004 net income exceeding 2003 by 8 percent. The Company achieved net income of $4.5 million in 2004 compared to $4.2 million in 2003. Diluted earnings per share increased 8 percent, from $2.04 per share in 2003 to $2.21 per share in 2004. Net loan losses charged against the allowance for loan losses declined from .18 percent of total loans in 2003 to .12 percent of total loans in 2004.

        Net interest income declined approximately 4 percent in 2004. The decrease was a result of declines in the net interest margin. The net interest margin compression is a direct result of the significant commercial loan refinancing activity that occurred during 2002 and 2003, the exceptionally low interest rate environment and competitive pressures. The net interest margin was 3.42 percent in 2004 compared to 3.59 percent in 2003. Although the net interest margin for 2004 was lower than 2003, it showed significant signs of improvement throughout the year. The net interest margin increased 30 basis points from the first quarter of 2004 to the fourth quarter of 2004, from 3.32% to 3.62%, respectively.

        Non-interest income declined 8 percent in 2004, which is the result of a 32 percent decline in mortgage banking related fees and a 9 percent decline in insurance premiums and brokerage fees. The decline in mortgage banking related fees is due to a significant reduction in mortgage refinancing activity. The decline in insurance premiums and brokerage fees, from 2003 to 2004, was mainly due to a significant decline in the annual profit sharing revenue that was received from insurance carriers.

        Total non-interest expenses remained relatively flat from 2003 to 2004, increasing less than 1 percent. Salaries and benefits expenses increased 4 percent in 2004, compared to 2003. This was mainly the result of the increasing cost of providing employee health care. Employee health care expenses increased 42 percent in 2004, compared to 2003. Non-employment related expenses declined 5 percent in 2004. This decline was the result of an organization-wide effort to reduce operating expenses that began in 2003 and continued throughout 2004. As part of the effort to control costs, the Company was also able to reduce its total number of full time equivalent employees by 9 percent during 2004.

Earnings Performance (in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Net income	$4,504	$4,158	$3,778
Per share of common stock	$2.21	$2.04	$1.86

Earnings ratios:
Return on average assets	.87%	.80%	.72%
Return on average equity	8.05%	7.75%	7.39%

        Net income increased approximately 8 percent from 2003 to 2004. The asset quality improvements that the Bank has made over the past two years resulted in the reversal of $1.1 million of the allowance for loans losses during 2004. This reversal offset a decline in net interest income due to the low interest rate environment and the compression of the net interest margin. It also compensated for an 8 percent decline in non-interest income that was mainly the result of a decline in mortgage related fees.

        Net income increased approximately 10 percent from 2002 to 2003. A significant improvement in asset quality resulted in a lower provision for loans losses during 2003. This offset a decline in net interest income that resulted from a decline in earning assets and compression of the net interest margin. This compression was primarily due to the low interest rate environment. Net income was also affected by a 5 percent decline in non-interest income, primarily due to a decline in mortgage fees and a 2 percent increase in non-interest expense.

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)

	Year ended December 31,

	2004			2003			2002

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets
Fed. funds sold	$3,283	$37	1.14%	$27,170	$305	1.12%	$9,643	$100	1.04%
Securities:
Taxable	75,185	2,296	3.05%	73,122	2,362	3.23%	58,448	2,384	4.08%
Tax-exempt(1)	27,261	1,608	5.93%	21,856	1,479	6.77%	21,585	1,525	7.07%
Loans and leases(2)(3)	383,072	21,286	5.56%	362,641	22,928	6.32%	392,351	28,443	7.25%

Total earning assets/total
interest income	488,801	25,227	5.16%	484,789	27,074	5.58%	482,027	32,452	6.73%

Cash and due from banks	10,667			11,330			13,147
Unrealized gain	1,129			2,245			1,914
All other assets	25,334			28,623			31,974
Allowance for loan loss	(8,172)			(8,495)			(7,888)

Total assets	$517,759			$518,492			$521,174

Liabilities and
Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	$167,980	$1,399.83%		$142,850	$842.59%		$121,173	$1,483	1.22%
Time	154,725	5,054	3.27%	183,328	6,649	3.63%	209,721	8,669	4.13%
Securities sold under
agreements to repurchase
and federal funds purchased	49,310	412	0.83%	47,083	470	1.00%	45,585	702	1.54%
Other borrowed money	31,162	1,634	5.24%	34,202	1,772	5.18%	38,222	2,050	5.36%

Total interest bearing liabilities/
interest expense	403,177	8,499	2.11%	407,463	9,733	2.39%	414,701	12,904	3.11%

Non-interest bearing deposits	57,651			54,271			50,806
All other liabilities	990			3,074			4,546

Total liabilities	461,818			464,808			470,053
Stockholders' Equity:
Total equity	55,941			53,684			51,121

Total liabilities and equity	$517,759			$518,492			$521,174

Net interest income-FTE		$16,728			$17,341			$19,548

Net interest margin as a
percentage of average earning
assets - FTE			3.42%			3.59%			4.06%

(1)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.
(2)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $1,450,000, $3,605,000 and $6,156,000 in 2004, 2003 and 2002 respectively.
(3)	Interest on loans includes net origination fees totaling $258,000 in 2004, $226,000 in 2003 and $355,000 in 2002.

        Net interest income is the principal source of income for the Company. In the current year, tax equivalent net interest income declined approximately $613,000 to $16.7 million in 2004, a 3.5 percent decrease from 2003. This resulted in a net interest margin, as a percentage of average earning assets, on a fully taxable equivalent basis, of 3.42 percent.

        In 2004, the yield on total earning assets declined 42 basis points, compared to a 28 basis point decline in the total interest-bearing liabilities cost of funds. The decline in both the interest yield and the cost of funds was a direct result of the low interest rate environment that occurred over the past few years. During 2004, the interest rate environment stabilized and during the second half of the year short-term rates began to rise. As a result, the Company’s net interest margin showed signs of improvement, rising steadily from 3.27 percent in the first quarter of 2004 to 3.62 percent in the fourth quarter of 2004.

        In 2003, the yield on total earning assets decreased 115 basis points, compared to a 72 basis point decline in the total interest-bearing liabilities cost of funds. Both the net interest spread and net interest margin decreased in 2003 due to lower interest rates and interest-earning assets repricing faster than interest-bearing liabilities. The compression was a result of significant commercial loan refinancing from long-term fixed rates to short-term variable rates, combined with the lowest interest rates in 45 years, which reduced the spread and margin on the Bank’s non-interest bearing deposits and other funding sources, known as free funds.

        With the improving economy, management expects the increasing trend in the fully taxable-equivalent (FTE) net interest margin that was experienced during 2004 to continue during 2005. However, the rate of increase is expected to moderate based on the rising cost of funds. The net interest margin is significantly affected by the monetary policies of the U.S. government, local competition and level of economic activity. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2004 Compared to 2003			2003 Compared to 2002

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in interest income (1)
Federal funds sold	($ 272)	$4	($ 268)	$196	$9	$205
Securities:
Taxable	66	(132)	(66)	531	(553)	(22)
Tax Exempt (2)	330	(201)	129	19	(65)	(46)
Loans (2)	1,239	(2,881)	(1,642)	(2,051)	(3,464)	(5,515)

Total interest income	1,363	(3,210)	(1,847)	(1,305)	(4,073)	(5,378)

Increase (decrease) in interest expense
Interest bearing deposits:
Savings/NOW Accounts	167	390	557	228	(869)	(641)
Time	(972)	(623)	(1,595)	(1,026)	(994)	(2,020)
Securities sold under
agreements to repurchase
and federal funds purchased	22	(80)	(58)	22	(254)	(232)
Other Borrowed Money	(159)	21	(138)	(210)	(68)	(278)

Total Interest Expense	(942)	(292)	(1,234)	(986)	(2,185)	(3,171)

Net interest income (FTE)	$2,305	($2,918)	($ 613)	($ 319)	($1,888)	($2,207)

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.

        Interest from loans is the primary source of interest income for the Bank, accounting for 84 percent, 85 percent, and 88 percent of total interest income for 2004, 2003 and 2002, respectively. Net interest income is significantly influenced by results of the Bank’s lending activities. During the past two years interest income declined $7.2 million, while interest expense declined only $4.4 million over the same period. The primary reason interest income declined faster than interest expense was the significant shift of long-term fixed rate commercial loans to floating rate commercial loans that occurred in 2002 and 2003.

        Total interest expense decreased 12.7 percent, or $1.2 million, from 2003 to 2004 and declined 24.9 percent, or $3.2 million, from 2002 to 2003. The $1.2 million decline in the cost of funds was largely due to the low interest rates that were paid on time deposits, which were slightly offset by the higher rate that was paid on the Bank’s new high interest checking product and the additional volume that this product created. The Bank’s asset/liability committee seeks to manage sources and uses of funds and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Composition of Average Earning Assets and Interest Paying Liabilities

	Year ended December 31,

	2004	2003	2002

As a percent of average earning assets
Loans	78%	75%	81%
Other earning assets	22%	25%	19%

Average earning assets	100%	100%	100%

Savings and NOW accounts	34%	29%	25%
Time deposits	32%	38%	44%
Securities sold under agreements to
repurchase, fed funds purchased
and other borrowings	16%	17%	19%

Average interest bearing liabilities	82%	84%	88%

Average earning asset ratio	94%	93%	92%
Free funds ratio	18%	16%	12%

        The Bank’s earning asset ratio increased to 94 percent in 2004, compared to 93 percent in 2003, due mainly to the increase in the Bank’s loan portfolios. The Bank’s earning asset ratio increased to 93 percent in 2003 from 92 percent in 2002, due to the reduction in loans on non-accrual, which had reduced the earning asset ratio in 2002.

        The free funds ratio, funds on which the Bank does not pay interest, increased from 16 percent in 2003 to 18 percent in 2004. The increase is mainly the result of the increase in the loan portfolios combined with an increase in non-interest bearing deposits. The free funds ratio increased from 12 percent in 2002 to 16 percent in 2003. The improvement reflects an increase in the Bank’s ratio of stockholders’ equity as a percentage of average earning assets.

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was a credit to income of $1,100,000 in 2004, compared to an expense of $625,000 in 2003 and an expense of $4,070,000 in 2002. The credit to income is the result of the improving asset quality of the Bank, combined with improving general economic conditions. Although asset quality is substantially improved, loans originated prior to management’s adoption of new underwriting standards still present a higher level of risk than loans made after adoption of these standards. Management is projecting that a provision of approximately $500,000 will be necessary during 2005 to support the Bank’s anticipated loan growth, net charge-offs and change in credit quality. The actual provision charged to income may vary from the projected amount based on changes in these factors.

        As previously reported, management has taken significant steps to improve underwriting standards and loan administration and has exited the indirect consumer loan business. These changes have improved asset quality. Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)	Year ended December 31,

	2004	2003	2002

Service charges on deposit accounts	$2,432	$2,163	$1,866
Net gains on asset sales:
Loans	1,090	2,780	3,474
Securities	282	236	80
Amortization of mortgage servicing rights	(621)	(1,754)	(940)
Impairment of (recovery of impairment on)
mortgage servicing rights	86	146	(233)
Loan servicing fees	673	627	488
Insurance premium revenue	1,112	1,227	1,150
Brokerage revenue	278	307	254
Other	404	503	449

Total non-interest income	$5,736	$6,235	$6,588

        Non-interest income declined $500,000, or 8 percent in 2004, compared to 2003. This decline was mainly the result of a decline in mortgage-related fees. The gain on the sale of loans declined $1,690,000, or 61 percent, from 2003 to 2004. This was mainly due to a significant slow down in mortgage refinancing activity. This was partially offset by a $1,133,000, or a 65 percent, decline in the amortization of mortgage servicing rights. This decline was also directly related to the slowdown in mortgage refinancing activity. Service charges on deposit accounts increased $269,000, or 12 percent, in 2004, compared to 2003. This increase reflects the increases in the Bank’s deposit accounts as well as an increase in ATM fees.

        Non-interest income declined 5 percent, or approximately $0.4 million, from 2002 to 2003. Service charges on deposits increased 16 percent due to deposit account growth and changes in the Bank’s fee structure. The gain on sale of mortgages declined $0.7 million, or 20 percent, despite a 7 percent increase in the volume of mortgage loans sold during 2003. The decline in gains on sale of loans reflects a lower sales price on loans due to a more aggressive pricing strategy, as well as the sale of some mortgages at a loss during the third quarter due to the overwhelming volume of mortgages in that quarter, which prevented the Bank from closing all mortgage production within their respective rate lock time periods.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)	Year ended December 31,

	2004	2003	2002

Total real estate mortgage loan originations	$85,605	$204,897	$184,403

Real estate mortgage loan sales, servicing retained	$42,574	$165,497	$158,774

Real estate mortgage loan sales, servicing released	$24,892	$4,860	-

Net gains on the sale of real estate mortgage loans	$1,090	$2,780	$3,474

Net gains as a percent of real estate mortgage loan sales .	1.62%	1.63%	2.19%

        The gain on the sale of real estate loans declined 61 percent in 2004 as mortgage refinancing activity significantly slowed during the year. This slow down was mainly the result of mortgage rates stabilizing near the end of 2003 and throughout 2004. Total real estate mortgages originated declined to $86 million in 2004, compared to $205 million in 2003 and $184 million in 2002. During 2004, the Bank sold a larger percentage of loans with servicing rights released. During 2004, 37 percent of loans sold had the servicing rights released, compared to 3 percent in 2003 and none in 2002. Selling mortgage loans with the servicing rights released gives the customers more options when choosing their type of mortgage loan and it reduces the Bank’s exposure to changes in interest rates. Net gains as a percentage of real estate mortgage loan sales for 2004 remained consistent with 2003 at 1.62 percent in 2004 compared to 1.63 percent in 2003 and 2.19 percent in 2002. The decline from 2002 to 2003 was mainly the result of a more aggressive pricing strategy that was adopted during 2003.

        Net gains on the sale of loans are generally a function of the volume of loans sold. The volume of loans sold is dependent upon the Bank’s ability to originate loans, which is particularly sensitive to the absolute level of interest rates. Net gains on the sale of real estate mortgage loans are also dependent upon economic and competitive factors as well as management’s ability to effectively manage the Bank’s exposure to changes in interest rates. The Bank intends to aggressively market its services in the real estate area.

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year ended December 31,

	Proceeds	Gains	Losses	Net

2004	$12,802	$282	-	$282
2003	5,324	239	3	236
2002	3,548	82	2	80

        Approximately $200,000 of the gain in 2004 and $138,000 of the gain in 2003 was due to the sale of equity securities, predominately other bank stocks, held at the parent company. In addition to providing interest income and secondary liquidity, our securities portfolio is an important part of our asset and liquidity management plan. Generally, the majority of the securities investment portfolio are classified as available for sale to provide flexibility in managing the Bank’s liquidity and interest rate risk.

Non-interest Expense

	Year ended December 31,

	2004	2003	2002

Salaries	$8,184	$8,044	$7,343
Employee benefits	2,015	1,764	1,792
Occupancy	1,305	1,249	1,197
Equipment	1,130	1,100	1,062
Data processing and software	1,215	1,151	962
Professional and legal fees	564	591	679
Printing and supplies	356	380	523
Marketing	237	203	357
Other	1,809	2,284	2,460

Total non-interest expense	$16,815	$16,766	$16,375

        Non-interest expense remained relatively flat in 2004, increasing only $49,000, or less than 1 percent, compared to 2003. Total salaries and employee benefits expenses increased $391,000 or 4 percent from 2003 to 2004. The increase was mainly the result of significant increases in the cost of providing employee health care. Employee health care expenses increased 42 percent from 2003 to 2004. The Company’s medical plan is self-insured and medical claims and participation fluctuate from year to year. Management has implemented strategies to contain health benefit costs. Occupancy and equipment costs rose modestly in 2004, compared to 2003. Data processing and software expenses increased $64,000 or 6 percent in 2004. This was the result of continued investment in technology upgrades to remain competitive and to maintain existing systems. The Bank anticipates a continued investment in technology in the future. Total professional and legal fees, printing and supplies, marketing and other expenses declined $492,000 or 14 percent in 2004, compared to 2003. This was mainly due to the benefits of the on-going cost reduction efforts of the Bank as well as lower FDIC premiums. These benefits were partially offset by increased professional and legal expenses associated with compliance with Sarbanes-Oxley Act of 2002. During 2004 the Company had expenses related to the compliance with the Sarbanes-Oxley Act of 2002 totaling approximately $100,000. Management expects the increased costs associated with the Sarbanes-Oxley Act of 2002 to continue during 2005.

        Non-interest expense increased $391,000 or 2.4 percent, in 2003, compared to 2002. The Company’s salary expense increased 9.5 percent, or $701,000, during 2003, compared to 2002. The increase includes the addition of several key management positions and significantly higher mortgage commissions due to the increased volume and change in compensation structure. Employee benefits declined 1.6 percent, or $28,000, during 2003 compared to a year earlier. An increase in employment taxes was off-set by a slight decline in the employee health benefits and profit sharing plan. Data processing and software expense increased approximately 20 percent in 2003. The Bank completed significant software and hardware upgrades during 2002 and 2003. Professional and legal fees decreased 13 percent compared to 2002 as a result of a reduction in the remediation cost attributed to the prior supervision and regulation issues. Printing & supplies, marketing and other non-interest expenses declined approximately 14 percent in aggregate. The decrease reflected management’s effort to reduce operating cost and a decrease in remediation costs associated with loan collection cost and legal fees. The decrease included the recapture of approximately $210,000 of director deferred compensation benefit plan expense due to the early retirement of a participating director.

Provision for Income Taxes

        The provision for income taxes was $1,753,000 in 2004, compared with $1,564,000 in 2003 and $1,490,000 in 2002. The Company’s effective tax rate approximated 28 percent in 2004, 27 percent in 2003 and 28 percent in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $57.4 million as of December 31, 2004, an increase of $2.3 million, or 4.1 percent from a year ago. The increase resulted primarily from the retention of earnings. The Company expects to fund future growth from current capital and retention of future earnings.

        In 2004, the Company declared cash dividends totaling $1.5 million, approximately 34 percent of earnings. In 2003, the Company paid cash dividends totaling $1.1 million, or approximately 26 percent of earnings.

Capital Resources (in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board as of December 31, 2004, as shown in the table below:

	Regulatory Requirements		December 31,

	Adequately Capitalized	Well Capitalized	2004	2003

Tier 1 capital			$56,475	$53,338
Tier 2 capital			5,666	5,036

Total qualifying capital			$62,141	$58,374

Tier 1 leverage ratio	4%	5%	10.71%	10.56%
Tier 1 risk-based capital	4%	6%	12.42%	13.47%
Total risk-based capital	8%	10%	13.67%	14.74%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2004, which based on scheduled maturity dates, are due in the periods indicated:

	Maturing (in thousands)

	Within one Year	After one but within five years	After five years	Total

Residential Real Estate	$9,781	$17,750	$61,074	$88,605
Installment	2,790	12,626	10,302	25,718
Commercial Real Estate	60,141	146,362	12,061	218,564
Other Commercial	41,539	29,693	4,748	75,980

Totals	$114,251	$206,431	$88,185	$408,867

Allowance for Loan Losses				(6,846)

Total Loans Receivable, Net				$402,021

        Below is a schedule of the amounts maturing or re-pricing, which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity (in thousands)

	Fixed Rate	Variable Rate	Total

Due within 3 months	$3,482	$252,982	$256,464
Due after 3 months within 1 year	5,382	680	6,062
Due after one but within five years	94,593	5,351	99,944
Due after five years	46,261	136	46,397

Total	$187,718	$259,149	$408,867

Allowance for loan losses			(6,846)

Total loans receivable, net			$402,021

Asset/Liability Gap Position (in thousands)

	December 31, 2004

	0-3 Months	4-12 Months		1-5 Years	5+ Years	Total

Interest earning assets:
Fed Funds Sold	$-	$-		$-	$-	$-
Loans	258,635	21,063		100,594	28,575	408,867
Securities (including restricted
investments)	22,487	15,376		52,426	12,557	102,846
Loans held for sale	2,719	-		-	-	2,719

Total interest earning assets	$283,841	$36,439		$153,020	$41,132	$514,432

Non-interest earning assets:
Cash and due from banks	-	-		-	-	$9,967
Allowance for loan losses	-	-		-	-	(6,846)
Accrued interest receivable	-	-		-	-	2,306
Premises and equipment (net)	-	-		-	-	13,742
Other assets	-	-		-	-	6,737

Total non-interest earning assets	-	-		-	-	$25,906

Total Assets	$283,841	$36,439		$153,020	$41,132	$540,338

Interest bearing liabilities:
Savings & NOW	$203,330	$-		$-	$-	$203,330
Time	33,521	68,243		53,104	1,080	155,948

Total deposits	236,851	68,243		53,104	1,080	359,278
Other borrowings	43,750	-		3,000	16,800	63,550

Total interest bearing liabilities .	$280,601	$68,243		$56,104	$17,880	$422,828

Non-interest bearing liabilities
and equity:
Non-interest bearing deposits	-	-		-	-	$56,859
Other liabilities	-	-		-	-	3,298
Stockholders' equity	-	-		-	-	57,353

Total non-interest bearing liabilities
and equity:	-	-		-	-	$117,510

Total liabilities and stockholders' equity	$280,601	$68,243		$56,104	$17,880	$540,338

Rate sensitivity gap and ratios:
Gap for period	$3,240	$31,804)		$96,916	$23,254
Cumulative gap	$3,240	$(28,564)		$68,352	$91,604
Period gap ratio	1.01	.53		2.73	2.30
Cumulative gap ratio	1.01	.92		1.17	1.22
Gap /Total Earning assets
Period	1.1%	(87.3%	)	63.3%	56.5%
Cumulative	1.1%	(8.9%	)	14.4%	17.8%

        The asset/liability gap reflects the scheduled repayment and maturities of the Bank’s loans, investments, deposits and borrowings. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Management attempts to reflect the sensitivity of assets and liabilities; however, customer behavior in different rate and economic environments is not entirely predictable. As such, interest rate risk cannot be eliminated.

        As of December 31, 2004 the cumulative one-year liability gap position was approximately 8.9 percent of earning assets. The previous table reflects that the Bank has an asset-repricing gap of approximately $3 million at 3 months and a liability-repricing gap of $29 million at one year. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to invest in assets and fund liabilities with the intent of maintaining a neutral GAP position. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

Market Risk

        The Bank complements its stable core deposit base with alternate sources of funds, which include advances from the Federal Home Loan Bank, brokered certificates of deposit from outside its market area and federal funds purchased. Management evaluates the funding needs and makes a decision, whether to fund internally or from alternate sources, based on current interest rates and terms. To date, the Bank has not employed the use of derivative financial instruments in managing the risk of changes in interest rates.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$39,666	(26.1)%	$19,882	5.8%
200 basis point rise	44,256	(17.6)	19,519	3.8
100 basis point rise	48,930	(8.9)	19,159	1.9
Base rate	53,701	-	18,796	-
100 basis point decline	58,473	8.9	18,210	(3.1)
200 basis point decline	63,206	17.7	16,777	(10.7)
300 basis point decline	67,610	25.9	14,328	(23.8)

(1)	Simulation analyses calculates the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculates the change in net interest income, under parallel shifts in interest rates over the next 12 months based on a static balance sheet.

        Simulation models are useful tools, but require numerous assumptions that have a significant impact on the measured interest rate risk. The use of simulation models requires numerous assumptions, which could impact the results. Simulation models require the ability to accurately predict customer behavior to interest rate changes, changes in the competitive environment and other economic factors.

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

        The Company’s liquidity strategy is to fund loan growth with deposits, and other borrowed funds and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity. The growth of the Bank’s loan portfolio during 2004 was funded through deposit growth, including brokered deposits, as well as the Bank shifting from a federal funds sold position at December 31, 2003 to a federal funds purchased position at December 31, 2004. Management has targeted a federal funds purchased position of $10 million. Advances from the Federal Home Loan Bank decreased by $10 million, the use of brokered certificates of deposit increased by $4 million and certificates of deposit over $100,000 (excluding brokered deposits) increased by $1 million in 2004 compared to 2003.

        The Bank has the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. During 2004, the Bank’s federal funds sold position averaged $3.3 million and its federal funds purchased position averaged $4.7 million. At December 31, 2004, the Bank’s established unsecured federal funds purchased borrowing limits totaled $50 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), the Bank has access to the FHLBI’s borrowing programs. As of December 31, 2004, FHLBI advances totaled $22.8 million and, based on available collateral, the Bank could borrow up to an additional $16.8 million.

        Net cash flows from operating activities fluctuate sharply from year to year due to the dollar amount of mortgage loans originated and the amount of mortgage loans sold. The significant changes from 2002 to 2003 and from 2003 to 2004 are largely due to mortgage loan-related activity.

        Cash flows from investment activities reflect cash used to fund the increase in total loans, cash received from the maturity and sale of available for sale securities and the reinvestment of that cash through the purchase of new securities. The significant changes from 2003 to 2004 are mainly the result of the growth of the Bank’s loan portfolio. Net loans increased by $46 million in 2004 compared to a $13 million reduction in 2003.

        Net cash flows from financing activities reflect the increases or decreases in the products used to fund the loan growth of the bank. The significant change in cash flows from financing activities reflects an increase in the Bank’s total deposits of $45 million, a decrease in FHLB borrowings of $10 million, an increase in federal funds purchased of $8 million and a decline in securities sold under agreements to repurchase of $14 million.

        The Company’s cash and cash equivalents declined approximately $10 million during 2004 to $10 million at December 31, 2004. The decrease in liquidity is reflected in the Company’s December 31, 2004 federal funds position, which changed from a federal funds sold position of $7 million at December 31, 2003 to a federal funds purchased position of $8 million at December 31, 2004. Overall liquidity is significantly determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)
	Payments Due by Period

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Time deposits	$155,948	$101,764	$43,944	$9,160	$1,080
Federal funds purchased	7,900	7,900	-	-	-
FHLB advances	22,800	3,000	3,000	-	16,800
Other borrowed funds	2,387	2,387	-	-	-

Total contractual cash obligations	$189,035	$115,051	$46,944	$9,160	$17,880

        The long-term debt obligations consist entirely of fixed rate advances from the Federal Home Loan Bank that were purchased to fund growth in the loan portfolio.

Other Commercial Commitments
	Amount of Commitment Expiration Per Period

	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Commitments to grant loans	$19,980	$19,980	$-	$-	$-
Unfunded commitment under commercial and
other lines of credit	79,403	71,100	5,166	2,968	169
Unfunded commitments under home equity
lines of credit	34,428	34,428	-	-	-
Commercial and standby letters of credit	7,922	2,903	19	5,000	-

Total commitments	$141,733	$128,411	$5,185	$7,968	$169

        All of the commercial commitments are underwritten using the commercial loan underwriting guidelines.

Impact of Inflation

        The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact than inflation on the earnings of the Bank. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services. Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity-to-assets ratio, which in turn reduces the amount of earnings available for cash dividends.

Selected Quarterly Financial Data (Unaudited):
   (in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31

Periods Ended, 2004
Total Assets	$511,994	$516,794	$521,352	$540,338
Net Interest Income	3,858	3,890	4,080	4,408
Provision for Loan Losses	-	-	-	(1,100)
Net Income	812	952	919	1,821

Earnings per Share	$0.40	$0.47	$0.45	$0.89
Book Value per Share	$27.49	$27.13	$27.79	$28.19
Return on Average Assets	0.64%	0.74%	0.71%	1.37%
Return on Stockholders' Equity	5.86%	6.90%	6.55%	12.77%
Efficiency Ratio	76.4%	77.8%	75.4%	72.0%

Periods Ended, 2003
Total Assets	$528,424	$520,808	$506,503	$508,533
Net Interest Income	4,362	4,419	4,087	4,010
Provision for Loan Losses	525	-	100	-
Net Income	671	1,115	1,178	1,194

Earnings per Share	$0.33	$0.55	$0.58	$0.58
Book Value per Share	$25.96	$26.51	$26.84	$27.06
Return on Average Assets	0.51%	0.85%	0.91%	0.94%
Return on Stockholders' Equity	5.17%	8.41%	8.66%	8.63%
Efficiency Ratio	73.7%	72.3%	69.4%	71.5%

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

        The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (See “Market Risk” from Item 7). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize these risks. Tools used by management include the standard GAP report and a simulation model. The Company has no market risk sensitive instruments held for trading purposes.

ITEM 8. Financial Statements and Supplementary Data

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of the Independent Public Accountants are included in the following pages.

OAK Financial Corporation
Management’s Report on Internal Control Over Financial Reporting

        The management of OAK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. OAK Financial Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of its financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management of OAK Financial Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

        Plante & Moran, PLLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Dated: March 10, 2005

/s/ Patrick K. Gill —————————————— Patrick K. Gill President and Chief Executive Officer /s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

We have audited management’s assessment included in the accompanying Report of Management on O.A.K. Financial Corporation and Subsidiaries Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9c). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that O.A.K. Financial Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, O.A.K. Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O.A.K. Financial Corporation and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

February 25, 2005
Grand Rapids, Michigan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of O.A.K. Financial Corporation and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of O.A.K. Financial Corporation and Subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Grand Rapids, Michigan
February 25, 2005

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31,

ASSETS	2004	2003

Cash and due from banks	$9,967	$12,431
Federal funds sold	-	7,100

Cash and cash equivalents	9,967	19,531

Available-for-sale securities	99,773	103,395

Loans held for sale	2,719	1,705

Total Loans	408,867	363,565
Allowance for loan losses	(6,846)	(8,390)

Net Loans	402,021	355,175

Accrued interest receivable	2,306	2,266
Premises and equipment, net	13,742	14,428
Restricted investments	3,073	2,977
Other assets	6,737	9,056

Total assets	$540,338	$508,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$56,859	$49,814
Interest bearing	359,278	321,250

Total deposits	416,137	371,064

Securities sold under agreements to repurchase	30,463	44,338
Federal funds purchased	7,900	-
FHLB advances	22,800	33,000
Other borrowed funds	2,387	1,491
Other liabilities	3,298	3,560

Total liabilities	482,985	453,453

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,034,691 at December 31,
2004 and 2,035,191 at December 31, 2003	2,035	2,035
Additional paid-in capital	6,001	6,023
Retained earnings	48,750	45,774
Accumulated other comprehensive income	567	1,248

Total stockholders' equity	57,353	55,080

Total liabilities and stockholders' equity	$540,338	$508,533

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)	Year Ended December 31,

	2004	2003	2002

Interest income
Interest and fees on loans	$21,280	$22,914	$28,428
Available-for-sale securities	3,269	3,234	3,326
Restricted investments	148	158	175
Other	37	305	100

Total interest income	24,734	26,611	32,029

Interest expense
Deposits	6,453	7,491	10,152
Borrowed funds	1,718	1,772	2,050
Securities sold under agreements to repurchase	327	470	702

Total interest expense	8,498	9,733	12,904

Net interest income	16,236	16,878	19,125

Provision for loan losses	(1,100)	625	4,070

Net interest income after provision for loan losses	17,336	16,253	15,055

Non-interest income
Service charges on deposit accounts	2,432	2,163	1,866
Mortgage banking	1,228	1,799	2,789
Net gain on sales of available for sale securities	282	236	80
Insurance premiums & brokerage fees	1,390	1,534	1,404
Other	404	503	449

Total non-interest income	5,736	6,235	6,588

Non-interest expenses
Salaries	8,184	8,044	7,343
Employee benefits	2,015	1,764	1,792
Occupancy (net)	1,305	1,249	1,197
Furniture and fixtures	1,130	1,100	1,062
Other	4,181	4,609	4,981

Total non-interest expenses	16,815	16,766	16,375

Income before federal income taxes	6,257	5,722	5,268

Federal income taxes	1,753	1,564	1,490

Net income	$4,504	$4,158	$3,778

Income per common share:
Basic	$2.21	$2.04	$1.86
Diluted	$2.21	$2.04	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Year Ended December 31,

	2004	2003	2002

Shares of common stock issued and outstanding
Balance, beginning of year	2,035	2,041	2,041
Redemption of unallocated ESOP shares	-	(6)	-

Balance, end of year	2,035	2,035	2,041

Common stock
Balance, beginning of year	$2,035	$2,041	$2,041
Redemption of unallocated ESOP shares	-	(6)	-

Balance, end of year	2,035	2,035	2,041

Additional paid-in-capital
Balance, beginning of year	6,023	6,307	6,302
Common stock issued	-	-	10
Redemption of unallocated ESOP shares	(22)	(274)	-
Allocation of ESOP shares	-	(10)	(5)

Balance, end of year	6,001	6,023	6,307

Retained earnings
Balance, beginning of year	45,774	42,716	40,396
Net income	4,504	4,158	3,778
Dividends declared	(1,528)	(1,100)	(1,458)

Balance, end of year	48,750	45,774	42,716

Accumulated other comprehensive income
Balance, beginning of year	1,248	1,868	916
Other comprehensive (loss) income	(681)	(620)	952

Balance, end of year	567	1,248	1,868

Unallocated common stock held by ESOP
Balance, beginning of year	-	(326)	(372)
Redemption of unallocated ESOP shares	-	279	-
Allocation of ESOP shares	-	47	46

Balance, end of year	-	-	(326)

Total stockholders' equity	$57,353	$55,080	$52,606

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net income	$4,504	$4,158	$3,778
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,143	1,116	1,043
Provision for loan losses	(1,100)	625	4,070
Proceeds from sales of loans held for sale	68,166	171,689	162,247
Originations of loans held for sale	(68,481)	(170,166)	(149,213)
Net gain on sales of available-for-sale securities	(282)	(236)	(80)
Net gain on sales of loans held for sale	(699)	(1,332)	(3,474)
Net amortization of investment premiums	1,092	844	423
(Gain) loss on sales of property and equipment	(18)	14	(95)
Deferred federal income taxes	585	308	(493)
Changes in operating assets and liabilities
which (used) provided cash
Accrued interest receivable	(41)	642	576
Stock dividends received from restricted investments	(96)	(77)	-
Other assets	1,732	(1,829)	(593)
Other liabilities	(210)	(640)	253

Net cash provided by operating activities	6,295	5,041	18,442

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	20,120	17,616	25,895
Proceeds from sales	12,802	5,324	3,548
Purchases	(31,141)	(46,760)	(30,391)
Net decrease (increase) in loans held for investment	(45,746)	13,369	(877)
Purchases of premises and equipment	(488)	(554)	(3,777)
Proceeds from the sale of premises and equipment	43	6	406

Net cash used in investing activities	(44,410)	(10,999)	(5,196)

Cash flows from financing activities
Net (decrease) increase in deposits	45,073	(26,348)	38,458
Net increase in TT&L note	896	491	87
Proceeds from FHLB borrowings	-	-	4,000
Repayments of FHLB borrowings	(10,200)	(1,000)	(6,000)
Net other borrowed funds (repayments)	-	-	(123)
Net increase (decrease) in fed funds purchased	7,900	-	(10,150)
Net (decrease) increase in securities sold under
agreements to repurchase	(13,875)	(3,558)	6,882
Dividends paid	(1,221)	(1,100)	(1,458)
Redemption of ESOP shares	(22)	-	-
Proceeds from issuance of common stock	-	-	10

Net cash (used in) provided by financing activities	28,551	(31,515)	31,706

Net (decrease) increase in cash and cash equivalents	(9,564)	(37,473)	44,952
Cash and cash equivalents, beginning of year	19,531	57,004	12,052

Cash and cash equivalents, end of year	$9,967	$19,531	$57,004

Supplementary cash flows information
Interest paid	$8,648	$10,096	$13,081
Income taxes paid	921	1,274	1,962
Non-cash activities
Loans transferred to other real estate	$-	$3,543	$-

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies and practices of OAK Financial Corporation and subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets. We are required to make material estimates and assumptions that are particularly susceptible to changes in the near term as we prepare the consolidated financial statements and report amounts for each of these items. The fair value of financial instruments is also particularly sensitive to estimates and assumption. Actual results may vary from these estimates.

        The bank provides a variety of financial services typically provided in the commercial banking industry. The Bank’s activities cover traditional phases of commercial banking, including checking and savings accounts, commercial lending, direct consumer financing, and mortgage lending. The company also provides mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services, as well as property and casualty, life, disability and long-term care insurance products through two subsidiary companies, OAK Financial Services and the Dornbush Insurance Agency. The principal markets are the rural and suburban communities south and west of Grand Rapids in Kent, Ottawa and Allegan counties. The economies of these communities are relatively stable and reasonably diversified. The bank’s primary competitors include both large and local financial institutions. The Bank is chartered by State and is a member of the Federal Reserve Bank (“FRB”). The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial Institutions and Insurance Services (“OFIS”) and undergoes periodic examinations by these regulatory authorities.

        Principles of Consolidation: The consolidated financial statements include the accounts of the Corporation, and its subsidiaries. The income, expense, assets and liabilities of the subsidiaries are included in the respective accounts of the consolidated financial statements, after elimination of all material intercompany transactions and accounts.

        Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits with other financial institutions, and federal funds sold. We report net cash flows for customer loan and deposit transactions.

        Securities: Securities can be classified as trading, held to maturity, or available for sale. The bank does not have any securities that have been classified as trading or held to maturity. Securities available-for-sale consists of those securities, which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at fair value with unrealized gains or losses reported in other comprehensive income, net of tax. Declines in the fair value of securities below cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the level yield method over the period to maturity.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans: Loans are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. When the accrual of interest is discontinued, all uncollected accrued interest is reversed. A non-accrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible. For impaired loans not classified as non-accrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        The Corporation grants commercial real estate, residential real estate, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate loans throughout West Michigan. The ability of the Corporation’s debtors to honor their contracts is dependant upon the real estate and general economic conditions in this area.

        Allowance for Loan Losses: Some loans will not be repaid in full. Therefore, an allowance for loan losses is maintained at a level which represents our best estimate of losses incurred. In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. Increases in the allowance are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the allowance to specific loans and loan portfolios, the entire allowance is available for any losses, which occur. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

        This evaluation is inherently subjective, and as such, requires estimates that are susceptible to significant revision as additional information becomes available. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Servicing: Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices of similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance.

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

        Stock Compensation Plans: The Corporation accounts for stock option plans using the intrinsic value based method. No compensation cost related to stock options was recognized during 2004, 2003 or 2002, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data).

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2003	2002

Net Income as reported	$4,504	$4,158	$3,778

Stock based compensation credit (expense) determined
under fair value method, net of related tax effect	(4)	46	(41)

Pro-forma net income	$4,500	$4,204	$3,737

Basic earnings per share as reported	$2.21	$2.04	$1.86
Pro-forma basic earnings per share	$2.21	$2.06	$1.84

Diluted earnings per share as reported	$2.21	$2.04	$1.86
Pro-forma diluted earnings per share	$2.21	$2.06	$1.84

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	1.58%	-	1.71%
Expected life	9 years	-	9 years
Expected volatility	8.21%	-	4.96%
Risk-free interest rate	3.71%	-	3.83%
Weighted-average fair value per share of options granted during
the year	$7.30	-	$9.63

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

        Recent Pronouncements: In December 2004, the FASB re-issued SFAS No. 123 “Accounting for Stock-Based Compensation” which becomes effective for interim periods beginning after June 15, 2005. This Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for these stock options. This Statement applies to all unvested awards outstanding as of the effective date. The Corporation plans to adopt SFAS No. 123 for the period beginning after June 15, 2005 and does not expect a material impact on the Company’s Consolidated Financial Statements.

        Reclassifications: Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. COMPREHENSIVE INCOME (in thousands)

        The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2004	2003	2002

Unrealized (losses) gains on available-
for-sale securities arising during the year	($ 750)	($ 701)	$1,520

Reclassification adjustment for realized
gains included in net income	282	236	80

Other comprehensive (loss) income
before income taxes	(1,032)	(937)	1,440

Income taxes related to
other comprehensive income	(351)	(317)	488

Other comprehensive (loss) income	(681)	(620)	952

Net income	4,504	4,158	3,778

Comprehensive income	$3,823	$3,538	$4,729

NOTE 3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2004 and 2003, those required reserve balances were $717,000 and $899,000, respectively.

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (in thousands)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2004
U S government securities	$18,782	$25	$56	$18,751
Mortgage-backed securities	32,629	255	126	32,758
States and political subdivisions	42,870	972	194	43,648
Other	4,633	9	26	4,616

Total	$98,914	$1,261	$402	$99,773

2003
U S government securities	$23,814	$217	$8	$24,023
Mortgage-backed securities	42,695	450	125	43,020
States and political subdivisions	30,837	1,331	159	32,009
Other	4,158	185	-	4,343

Total	$101,504	$2,183	$292	$103,395

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Investment securities with carrying values of approximately $79.1 million and $85.1 million at December 31, 2004 and 2003, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2004 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$13,913	$13,926
Due after one year through five years	44,023	44,279
Due after five years through ten years	7,996	8,444
Due after ten years	353	366

Subtotal	66,285	67,015
Mortgage-backed securities	32,629	32,758

Total	$98,914	$99,773

        The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2004	2003	2002

Gross realized gains	$282	$239	$82
Gross realized losses	-	(3)	(2)

Net realized gain on sales of
available-for-sale securities	$282	$236	$80

        The unrealized losses shown in the following table resulted primarily from an increase in market rates across the yield curve. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Bank has the intent and ability to hold the bonds for foreseeable future and therefore the unrealized losses on securities have not been recognized into income.

December 31, 2004	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$8,161	$56	$-	$-	$8,161	$56
Mortgage-backed securities	17,121	103	1,133	23	18,254	126
States and political subdivisions .	17,034	140	2,249	54	19,283	194
Other	3,604	26	-	-	3,604	26

	$45,920	$325	$3,382	$77	$49,302	$402

December 31, 2003	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$2,209	$8	$-	$-	$2,209	$8
Mortgage-backed securities	17,878	125	-	-	17,878	125
States and political subdivisions .	7,796	159	-	-	7,796	159
Other	-	-	-	-	-	-

	$27,883	$292	$-	$-	$27,883	$292

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2004	2003

Commercial real estate	$218,564	$196,147
Residential real estate	88,605	82,524
Commercial	75,980	48,866
Consumer	25,718	36,028

Total loans	$408,867	$363,565

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2004	2003	2002

Balance, beginning of year	$8,390	$8,398	$6,983
Provision for loan losses	(1,100)	625	4,070
Recoveries	366	603	272
Loans charged off	(810)	(1,236)	(2,927)

Balance, end of year	$6,846	$8,390	$8,398

The following is a summary of information pertaining to impaired loans as of December 31:

	2004	2003

Impaired loans without a valuation allowance	$6,848	$4,250
Impaired loans with a valuation allowance	5,369	8,743

Total impaired loans	12,217	12,993

Valuation allowance related to impaired loans	$1,786	$2,551
Total non-accrual loans	$1,430	$466
Total loans past due ninety days or more and still accruing	$65	$94

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2004	2003	2002

Average investment in impaired loans	$11,911	$17,962	$27,577

Interest income recognized on impaired loans	$1,061	$1,048	$2,208

Interest income recognized on a cash basis on
impaired loans	-	-	$4

No additional funds are committed to be advanced in connection with impaired loans.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

	2004	2003

Land and land improvements	$3,461	$3,466
Building and improvements	12,163	11,979
Furniture and equipment	7,219	7,119

Total premises and equipment	22,843	22,564

Less accumulated depreciation	9,101	8,136

Premises and equipment, net	$13,742	$14,428

Depreciation expense was $1.1 million, $1.1 million and $1.0 million for each of the years ending December 31, 2004, 2003 and 2002.

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

        Loans serviced for others are not included on the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $240 million and $257 million at December 31, 2004 and 2003, respectively.

        The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2004 and 2003, was $2.2 million and $2.4 million respectively. The fair value of these rights was $2.2 million and $2.4 million, respectively. The fair value of servicing rights was determined using an average discount rate of 8.19 percent and prepayment speeds ranging from 5.0 percent to 58.2 percent.

        The following table summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2004	2003	2002

Mortgage servicing rights capitalized	$389	$1,447	$1,758

Mortgage servicing rights amortized	$621	$1,754	$940

Valuation Allowances:
Balance at beginning or year	($ 87)	($ 233)	-
Net change in valuation allowance	87	146	(233)

Balance at end of year	$-	($ 87)	($ 233)

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:

	2004	2003

Noninterest-bearing demand	$56,859	$49,814
Interest-bearing checking	124,298	48,285
Money market and savings	79,032	102,911
Time deposits less than $100,000	73,497	92,046
Time deposits greater than $100,000	82,451	78,008

Total deposits	$416,137	$371,064

At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

2005	101,764
2006	27,059
2007	16,885
2008	4,063
2009	5,097
2010	1,080

Total time deposits	$155,948

Brokered deposits, which are included in certificates of deposit, over $100,000 totaled approximately $43.7 million and $47.4 million at December 31, 2004 and 2003.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase at December 31, 2004 and 2003 mature within one day from the transaction date and have an average interest rate of 0.73 percent and 0.99 percent, respectively. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $64.2 million and $61.5 million at December 31, 2004 and 2003, respectively. Such securities remain under the control of the Bank.

        The maximum amount of repurchase borrowings outstanding at any month end during the years ended December 31, 2003 and 2002 was $55.6 million and $58.6 million, respectively; the daily average balance was $44.6 million and $47.1 million, respectively.

NOTE 10. FEDERAL HOME LOAN ADVANCES (in thousands)

        Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2004 and 2003. At December 31, 2004, the Federal Home Loan Bank borrowings were collateralized by specific 1 to 4 family residential mortgage loans with a carrying value of approximately $38.2 million and U.S. government agency securities with a carrying value of approximately $9.5 million. At December 31, 2003, the Federal Home Loan Bank borrowings were collateralized by specific 1 to 4 family residential mortgage loans with a carrying value of approximately $28.8 million and U.S. government agency securities with a carrying value of approximately $17.9 million. The average interest rate was 5.39 percent and 5.29 percent, for 2004 and 2003, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Federal Home Loan Bank advances at December 31, 2004 and their contractual maturities are as follows:

	Balance	Rates

Due in 2005	3,000	3.93% - 5.74%
Due in 2006	2,000	5.03%
Due in 2007	1,000	5.97%
Due in 2010	16,800	5.99%

	$22,800

NOTE 11. FEDERAL INCOME TAXES (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2004	2003	2002

Current	$1,168	$1,256	$1,983
Deferred expense (benefit)	585	308	(493)

Federal income tax expense	$1,753	$1,564	$1,490

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34 percent to income before taxes for the years ended December 31, is as follows:

	2004	2003	2002

Statutory rate applied to income
before income taxes	$2,127	$1,946	$1,791
Effect of tax-exempt interest income	(346)	(327)	(337)
Other - net	(28)	(55)	36

Federal income tax expense	$1,753	$1,564	$1,490

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2004	2003

Deferred tax assets
Allowance for loan losses	$2,220	$2,665
Deferred compensation plan	398	477
Deferred loan fees	101	84
Non-accrual interest	34	1
Other	15	42
Total deferred tax assets	2,768	3,269

Deferred tax liabilities
Depreciation	(439)	(439)
Discount accretion	(63)	(37)
Unrealized gain on securities available for sale	(292)	(643)
Loan servicing rights	(755)	(805)
Other	(108)	-
Total deferred tax liabilities	(1,657)	(1,924)

Net deferred tax asset	$1,111	$1,345

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $431,000 and $6,624,000 at December 31, 2004 and 2003, respectively. New loans and repayments during 2004 were approximately $237,000 and $58,000, respectively. Decreases related to retired executive officers or directors were $6,372,000.

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

        At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2004	2003

Commitments to grant loans	$19,980	$9,615
Unfunded commitments under commercial and other lines of credit	79,403	67,315
Unfunded commitments under home equity lines of credit	34,428	26,582
Commercial and standby letters of credit	7,922	2,237

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2004 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category.

        The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total capital (to risk weighted assets)
Consolidated	$62,141	13.67%	$36,376	8.00%	N/A	N/A
Bank	60,842	13.38%	36,368	8.00%	$45,460	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	56,475	12.42%	18,188	4.00%	N/A	N/A
Bank	55,176	12.14%	18,184	4.00%	27,276	6.00%
Tier 1 capital (to average assets)
Consolidated	56,475	10.71%	21,094	4.00%	N/A	N/A
Bank	55,176	10.45%	21,110	4.00%	26,388	5.00%

As of December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$58,374	14.74%	$31,678	8.00%	N/A	N/A
Bank	57,547	14.55%	31,642	8.00%	$39,552	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	53,338	13.47%	15,839	4.00%	N/A	N/A
Bank	52,560	13.29%	15,821	4.00%	23,731	6.00%
Tier 1 capital (to average assets)
Consolidated	53,338	10.56%	20,196	4.00%	N/A	N/A
Bank	52,560	10.43%	20,165	4.00%	25,206	5.00%

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At January 1,2005, the corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $5.3 million from retained net profits of the proceeding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2005 through the date of declaration.

NOTE 15. EMPLOYEE BENEFIT PLANS AND POST RETIREMENT BENEFITS

        The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 4.5 percent of employees’ eligible wages.

        The Profit Sharing Plan was terminated as of January 1, 2004, as such, no employer contribution was made in 2004. The Corporation maintained a Profit Sharing Plan covering substantially all employees. The Corporation’s contribution to the profit sharing plan was based on defined performance targets established annually by the board of directors.

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

The ESOP shares as of December 31, were as follows:

	2004	2003	2002

Allocated Shares	4,332	4,411	3,475
Shares released for allocation	-	-	936
Shares Repurchased and retired	(500)	-	-
Shares Issued	(262)	(79)	-

Sub-total	3,570	4,332	4,411

Unreleased Shares	-	-	5,589

Total ESOP Shares	3,570	4,332	10,000

        The total Corporation contributions to the 401(k) match, profit sharing plan and ESOP were $158,000, $301,000 and $316,000 for 2004, 2003 and 2002, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Bank adopted deferred compensation plans for all directors who wish to participate. The cost of the plan was $(257,000), $(142,000) and $175,000 in 2004, 2003 and 2002, respectively. The credit to expense in 2004 reflects an amendment to the plan on February 1, 2004, to change the earnings credit from a fixed rate of 12 percent to an annually adjusted rate. The rate, which is provided by an independent third party, was 7.7 percent in 2004. The credit to expense in 2003 reflects a decrease in the benefit obligation resulting from the reduction in benefits payable to a former director as prescribed by the plan. The accrued benefit obligation for this plan was $1,171,000 and $1,402,000 as of December 31, 2004 and 2003, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on participating directors.

NOTE 16. STOCK OPTIONS

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 165,000 options under the Employees’ Plan and up to 35,000 options under the Directors’ Plan.

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100 percent of the market value of the common stock at the grant date. During 2004, 1,000 options were awarded with an exercise price of $45.00 per share. No options were awarded during 2003. During 2002, 14,747 options were awarded with an exercise price of $44.50 per share.

        The following tables summarize information about stock option transactions:

	2004		2003		2002

	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of year	37,130	$49.35	44,130	$49.62	34,395	$51.65
Granted	1,000	45.00	-	-	14,747	44.50
Exercised	-	-	-	-	-	-
Forfeited/expired	(9,879)	50.01	(7,000)	51.04	(5,012)	48.52

Outstanding, end of year	28,251	48.97	37,130	49.35	44,130	49.62

Exercisable, end of year	27,251	49.11	37,130	49.35	31,730	51.62

Exercise Price	Number Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2004	Weighted Average Exercise Price December 31, 2004

$44.50	9,492	7.1 years	9,492	$44.50
$45.00	1,000	9.3 years	-	$45.00
$50.00	12,158	5.3 years	12,158	$50.00
$55.00	5,601	5.0 years	5,601	$55.00

Total	28,251	6.0 years	27,251	$49.11

        All options expire 10 years after the date of the grant; 145,992 shares are reserved for future issuance under the Stock Compensation Plan and 25,000 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER SHARE (in thousands, except earnings per share)

        A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2004	2003	2002

Net income	$4,504	$4,158	$3,778

Average common shares outstanding	2,035	2,035	2,034
Assumed exercise of dilutive stock options	-	-	-

Average common shares outstanding, including the
assumed exercise of dilutive stock options	2,035	2,035	2,034

Net income per share:
Basic	$2.21	$2.04	$1.86
Diluted	$2.21	$2.04	$1.86

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (in thousands)

        The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$9,967	$9,967	$19,531	$19,531
Available-for-sale securities	99,773	99,773	103,395	103,395
Loans receivable, net	402,021	403,816	355,175	357,441
Loans held for sale	2,719	2,719	1,705	1,732
Accrued interest receivable	2,306	2,306	2,266	2,266
Restricted investments	3,073	3,073	2,977	2,977

Financial liabilities
Deposits	416,137	418,420	371,064	375,609
FHLB advances and other borrowed funds	25,187	27,000	34,491	37,323
Securities sold under agreements to
repurchase and federal funds purchased	38,363	38,363	44,338	44,338
Other liabilities	3,298	3,298	3,560	3,560

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

        The following summarizes parent company only condensed balance sheets as of December 31, 2004 and 2003 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2004, 2003 and 2002:

Condensed Balance Sheets

	2004	2003

Assets
Cash	$1,091	$253
Investment in subsidiary	56,068	54,318
Available-for-sale securities	492	590
Other Assets	5	-

Total assets	$57,656	$55,161

Other liabilities	$303	$81
Stockholders' equity	57,353	55,080

Total liabilities and stockholders' equity	$57,656	$55,161

Condensed Statements of Income

	2004	2003	2002

Income
Dividends from subsidiary	$2,164	$1,133	$1,480
Interest from available-for-sale securities .	15	33	30
Net realized gain on sale of
available-for-sale securities	200	138	41

Total income	2,379	1,304	1,551

Other expenses	191	150	193

Income before income taxes and equity in
undistributed net income of subsidiary	2,188	1,154	1,358
Applicable income tax provision (benefit)	8	7	(42)

	2,180	1,161	1,400
Equity in undistributed net income of
subsidiary	2,324	3,011	2,378

Net income	$4,504	$4,158	$3,778

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	2004	2003	2002

Cash flows from operating activities
Net income	$4,504	$4,158	$3,778

Adjustments to reconcile net income
to net cash provided by operating activities
Net gain on available-for-sale securities	(200)	(138)	(41)
Undistributed earnings of subsidiary	(2,324)	(3,011)	(2,378)
Amortization of available-for-sale securities	2	-	-
Changes in other liabilities	(34)	3	(11)

Net cash provided by operating activities	1,948	1,012	1,348

Cash flows from investing activities
Available-for-sale securities
Proceeds from sales	627	511	151
Purchases	(493)	-	(90)

Net cash provided by investing activities	134	511	61

Cash flows from financing activities
Repayment of long-term debt	-	(326)	(46)
Proceeds from allocation of ESOP	-	47	48
Proceeds from common stock issued	-	-	10
Redemption of ESOP shares	(23)	-	-
Dividends paid	(1,221)	(1,100)	(1,458)

Net cash used in financing activities	(1,244)	(1,379)	(1,446)

Net (decrease) increase in cash and cash
equivalents	838	144	(37)

Cash and cash equivalents, beginning of year	253	109	146

Cash and cash equivalents, end of year	$1,091	$253	$109

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

        (b)        Management's Report on Internal Control Over Financial Reporting.

         The Corporation's management report on internal control over financial reporting is included in Item 8 on page 30 of this Annual Report and is incorporated herein by reference. The attestation report of Plante & Moran, PLLC, the Corporation's independent registered public accounting firm, on management's assessment of the effectiveness of the Corporation's internal control over financial reporting is included in Item 8 on page 31 of this Annual Report and is incorporated herein by reference.

        (c)        Changes in Internal Controls.

        During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Information About Directors and Nominees” on pages 5 through 8 and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Code of Ethics

        The honesty, integrity and sound judgment of the chief executive officer and senior financial officers is fundamental to the reputation and success of OAK Financial Corporation. While all employees, officers, and directors are required to adhere to the OAK Financial Corporation Code of Ethics, the professional and ethical conduct of the chief executive officer and senior financial officers is essential to the proper function and success of OAK Financial Corporation as a leading financial services provider. Executives of OAK Financial Corporation subject to this Code include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller, and any other officer performing accounting, auditing, financial management or similar functions. The Code of Ethics is incorporated by reference as an exhibit to this Report on Form 10-K.

Item 11. Executive Compensation.

        The information set forth under the caption “Executive Compensation Summary” and “Shareholders Return Performance Graph,” on pages 11, 12 and 13 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on pages 9 and 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “Voting Securities and Beneficial Ownership of Management” on pages 3 and 4 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by security holders	28,251	$48.97	170,992
Equity compensation plans not
approved by security holders	-	-	-

Total	28,251	$48.97	170,992

        These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Transactions” on page 13 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 21, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 14 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 21, 2005 annual meeting of shareholders, is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Report on Form 8-K.

(a)	1.	Financial Statements

Independent Auditors' Report
Consolidated Financial Statements
     Consolidated Balance Sheets as of
         December 31, 2004 and 2003
     Consolidated Statements of Income for the Years Ended
         December 31, 2004, 2003 and 2002
     Consolidated Statements of Comprehensive Income for the
         Years Ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for each of the Years Ended
         December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K - Response no longer required.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2005.

OAK FINANCIAL CORPORATION

/s/ Patrick K. Gill
——————————————
Patrick K. Gill
President, Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Luyk
——————————————
James A. Luyk
Executive Vice President
(Chief Financial Officer and Chief Operating Officer)

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

Signature /s/ Robert F. Dentzman ——————————————— Robert F. Dentzman	Date March 10, 2005

/s/ Patrick K. Gill ——————————————— Patrick K. Gill	March 10, 2005

/s/ Norm J. Fifelski ——————————————— Norm J. Fifelski	March 10, 2005

/s/ Dellvan J. Hoezee ——————————————— Dellvan J. Hoezee	March 10, 2005

/s/ Grace O. Shearer ——————————————— Grace O. Shearer	March 10, 2005

/s/ David G. Van Solkema ——————————————— David G. Van Solkema	March 10, 2005

/s/ James B. Meyer ——————————————— James B. Meyer	March 10, 2005

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

10.1	Form of Employee Stock Options

10.2	Form of Non-employee Director Stock Option

21	Subsidiaries of Registrant

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of OAK Financial Corporation. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares, incorporated by reference to Exhibit 3 of Registrant’s Report on Form 10-K for the year ended December 31, 1998.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

10.3	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.4	Nonemployee Directors’ Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.5	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form 10, as amended.

10.6	Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Report on Form 10-K for the year ended December 31, 2000.

10.7	Income Protection Agreement between Registrant and James Luyk is incorporated by reference to Exhibit 10 of Registrant’s Report on Form 10-K for the year ended December 31, 2001.

10.8	Employment Agreement between Byron Center State Bank and Patrick K. Gill is incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.9	Form of Indemnity Agreement executed between OAK Financial Corporation and each of Grace O. Shearer and Robert F. Dentzman is incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

14	Code of Ethics is incorporated by reference to Exhibit 14 to Registrant’s Report on Form 10-K for the year ended December 31, 2003.

Exhibit 10.1

O.A.K. FINANCIAL CORPORATION

STOCK OPTION AGREEMENT
For Incentive Stock Option (“ISO’)
Granted Under Stock Compensation Plan

        This STOCK OPTION AGREEMENT is made this , between O.A.K. FINANCIAL CORPORATION (herein called the “Company”) and , an employee of the Company or one of its subsidiaries (the “Employee”), pursuant to the O.A.K. Financial Corporation 1999 Stock Compensation Plan (the “Plan”), which Plan was approved by the board of directors and shareholders of the Company on April 22, 1999.

      IT IS AGREED AS FOLLOWS:

1.	Grant of Option

        Pursuant to the Plan, the Company hereby grants to the Employee the option to purchase __________ shares of the Company’s common stock, $1.00 par value per share.

2.	Purchase Price

        The purchase price of the shares covered by this Option shall be per share. The “Committee” (provided for in Article 3 of the Plan) has determined that such price represents one hundred percent (100%) of the fair market value of a share of the Company’s common stock on this date.

3.	Term of Option

        The term of this Option shall be for a period of ten (10) years from the date hereof, subject in each case to earlier termination as provided in subsequent paragraphs of this Agreement.

4.	Employee’s Agreement

        In consideration of the granting of the Option, the Employee agrees to remain in the employ of the Company for a period of at least twelve (12) months from the date hereof (the “Minimum Employment Period”). Such employment, subject to the provisions of any written contract between the Company and the Employee, shall be at the pleasure of the Board of Directors, and this Option Agreement shall not impose on the Company any obligation to retain the Employee in its employ for any period. In the event of the termination of employment of the Employee for any reason during the Minimum Employment Period, this Option shall terminate, unless this Option becomes exercisable as provided in paragraph 9.

5.	Exercise of Option

        Except as provided in paragraph 9, this Option shall not be exercisable prior to the expiration of the Minimum Employment Period. Thereafter, this Option may be exercised in whole or in part, at any time and from time to time. This Option may not be exercised as to less than 100 shares at any one time, unless the number purchased is the total number at that time purchasable under this Option. This Option shall be exercised by written notice to the Company. The notice shall state the number of shares with respect to which the Option is being exercised, shall be signed by the person exercising this Option, and shall be accompanied by payment of the full purchase price of the shares in such form as the Committee may accept. This Option agreement shall be submitted to the Company with the notice for purposes of recording the shares being purchased, if exercised in part, or for purposes of cancellation if all shares then subject to this Option are being purchased. In the event the Option shall be exercised pursuant to paragraph 8(c) hereof by any person other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. To the extent determined by the Committee in its sole discretion, payment of the purchase price shall be made by: (a) cash, check, bank draft, or money order, payable to the order of the Company; (b) the delivery by the Employee of unencumbered shares of common stock of the Company with a Fair Market Value on the last trading day preceding payment equal to the total purchase price of the shares to be purchased; (c) the reduction in the number of shares issuable upon exercise (based on the fair market value of the shares on the date of exercise); or (d) a combination of (a), (b), and (c). Upon exercise of all or a portion of this Option, the Company shall issue to the Employee a stock certificate representing the number of shares with respect to which this Option was exercised.

6.	Tax Withholding

        The exercise of this Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with such exercise or the delivery or purchase of shares pursuant hereto. The exercise of this Option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any other manner acceptable to the Committee. Unless otherwise prohibited by the Committee, Optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold from the shares otherwise issuable to Optionee as a result of the exercise of this Option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined (“Tax Date”), which shall be the date of exercise of the Option, less than or equal to the amount of the withholding tax obligation; or (c) delivering to the Company unencumbered shares of the Company’s common stock owned by Optionee having a fair market value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

7.	Nontransferability of Option

        This Option shall not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated other than by will or by the laws of descent and distribution, and shall not be subject to execution, levy, attachment or similar process. Any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of this Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect. Following any transfer, this Option shall continue to be subject to the same terms and conditions immediately prior to transfer. The designation of a person entitled to exercise this Option after the Employee’s death will not be deemed a transfer.

8.	Termination of Employment

(a)	Termination of Employment for Reasons Other Than Retirement, Disability or Death

Upon Termination of Employment for any reason other than Retirement or on account of Disability or death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such Termination of Employment and shall not have been fully exercised, be exercisable, in whole or in part, at any time within a period of three (3) months following Termination of Employment, subject, however, to prior expiration of the term of this Option and any other limitations upon its exercise in effect at the date of exercise.

(b)	Termination of Employment for Retirement or Disability

Upon Termination of Employment by reason of Retirement or Disability, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such Retirement or Disability and have not been fully exercised, be exercisable, in whole or in part, for a period of one (1) year following such Termination of Employment, subject to any other limitations imposed by the Plan. If the Employee dies after such Retirement or Disability, this Option shall be exercisable in accordance with paragraph 8(c) hereof.

(c)	Termination of Employment for Death

Upon Termination of Employment due to death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the Employee’s estate, by any person or persons who shall have acquired this Option directly from the Employee by bequest or inheritance, by a person designated to exercise the Option after the Employee’s death, or a Permitted Transferee only under the following circumstances and during the following periods: (i) if the Employee dies while employed by the Company or a subsidiary, at any time within one (1) years after his or her death, or (ii) if the Employee dies during the extended exercise period following termination of employment specified in paragraph 8(b), at any time within the longer of such extended period or one (1) year after his or her death, subject, in any case, to the earlier expiration of this Option.

(d)	Termination of Option

If this Option is not exercised within whichever of the exercise periods specified in paragraph 8(a), 8(b) or 8(c) is applicable, this Option shall terminate upon expiration of such exercise period.

9.	Changes in Capital Structure

        The number of shares covered by this Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company’s common stock or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

        In the event of a “Change of Control” (as defined in Section 12.2 of the Plan) of the Company, this Option will be and become fully vested and exercisable irrespective of the Minimum Employment Period and irrespective of any vesting schedule set forth in this Agreement, unless in the case of a transaction described in clause (iii) or (iv), of Section 12.2 of the Plan, provisions are made in connection with such transaction for the continuance of the Plan and the assumption of this Option or the substitution for this Option of a new option covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices.

        In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to this Option.

        Except as expressly provided in this paragraph 9, the Employee shall have no rights by reason of: (i) any subdivision or combination of shares of stock of any class; (ii) the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class; or (iii) any dissolution, liquidation, merger or consolidation or spinoff of assets or stock of another corporation. Except as provided in this paragraph 9, any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to this Option.

        The grant of this Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

10.	Rights as a Shareholder

        Neither the Employee nor a transferee of this Option shall have any rights as a shareholder with respect to any shares covered hereby until the date he or she shall have become the holder of record of such shares. No adjustment shall be made for dividends, distributions or other rights for which the record date is prior to the date on which he or she shall have become the holder of record thereof, except as provided in paragraph 9 hereof.

11.	Modification, Extension and Renewal

        Subject to the terms and conditions and within the limitations of the Plan, the Committee, subject to approval of the Board of Directors, may modify or renew this Option, or accept its surrender (to the extent not theretofore exercised) and authorize the granting of a new option or options in substitution therefor (to the extent not theretofore exercised). Notwithstanding the foregoing, no modification shall, without the consent of the Employee, alter or impair any rights or obligations hereunder.

12.	Postponement of Delivery of Shares and Representations

        The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of this Option until completion of such stock exchange listing, or registration, or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising this Option to make such representations, including a representation that it is the Employee’s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules and regulations. In such event, no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

13.	Subject to Plan

        This Option is subject to the terms and provisions of the O.A.K. Financial Corporation 1999 Stock Compensation Plan. If any inconsistency exists between the provisions of this Agreement and the Plan, the Plan shall govern.

14.	ISO Stock Option

        Any provision of this Option or the Plan to the contrary notwithstanding, neither the Company, the Company’s Board of Directors nor the Committee shall have any authority to take any action or to do anything which would cause the shares designated herein as ISOs to fail to qualify as ISOs within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

        IN WITNESS WHEREOF, this Stock Option Agreement has been executed the date first above written.

O.A.K. FINANCIAL CORPORATION By: —————————————— Its: ————————————— EMPLOYEE: ———————————————— Print Name: ———————————————— Signature:

Record of Exercise

Date	Number of Shares	Price Per Share	Shares Subject to Option After Exercise

Exhibit 10.2

O.A.K. FINANCIAL CORPORATION
1999 DIRECTORS’ STOCK OPTION PLAN

STOCK OPTION AGREEMENT

        STOCK OPTION AGREEMENT, made this ______ day of ______________, between O.A.K. FINANCIAL CORPORATION (herein called the “Company”) and _____________________, a director of the Company (the “Grantee”), pursuant to the O.A.K. Financial Corporation 1999 Directors’ Stock Option Plan (herein called the “Plan”).

IT IS AGREED AS FOLLOWS:

1.	Grant of Option

        Pursuant to the Plan and the terms of this Agreement, the Company hereby grants to Grantee, an Eligible Director under the terms of the Plan, the option to purchase _____ shares of the Company’s common stock, $1.00 par value per share.

2.	Purchase Price

        The purchase price of the shares covered by this option shall be _________ per share, which represents one hundred percent (100%) of the Fair Market Value of the Company’s common stock on this date (“Grant Date”).

3.	Additional Terms

(a)	Exercise Period

        The Option may be exercised and Option Shares may be purchased at any time and from time to time on or after the first anniversary of the date of this Agreement and prior to the tenth anniversary of the date of this Agreement (“Exercise Period”), subject to the following:

        (1)        If Grantee dies while serving as a director of the Company, this Option shall become immediately exercisable as of the date of death and shall remain exercisable until the earlier of (a) the last day of the 12th month after the month of Grantee’s death, or (b) the tenth anniversary of the Grant Date; and

        (2)        This Option may not be exercised after the earlier of (a) the last day of the 12th month following the month in which Grantee’s service as a director terminates, or (b) the tenth anniversary of the Grant Date.

(b)	Procedure for Exercise

        Subject to conditions of this Agreement, the Option may be exercised at any time and from time to time during the Exercise Period by delivering written notice to the Company, signed by Grantee, a Permitted Transferee, or Post-Death Representative, specifying the number of Option Shares to be purchased and accompanied by this Agreement.

(c)	Payment of Option Price

        The Option Price shall be paid in full either (1) in cash or (2) through the delivery of unencumbered shares of the Company’s common stock owned by the person exercising this Option having a Fair Market Value on the date of exercise equal to the total exercise price, or (3) by a combination of (1) and (2) above, except that (i) any portion of the exercise price representing a fraction of a Share shall be paid in cash, and (ii) no Shares of Stock which have been held for less than six months may be delivered in payment of the exercise price. If approved by the Administrator of the Plan, payment of the exercise price of this Option may be made by a reduction in the number of shares issuable upon exercise of this Option, based upon the Fair Market Value of the Stock on the last trading day preceding exercise of this Option.

3.	Transferability of Option

        This Option shall not be transferable by Grantee other than by will or the laws of descent and distribution, provided, however, any part of this Option may be transferred, without consideration, to a Permitted Transferee (as defined in the Plan), provided Grantee satisfies the conditions to transfer as set forth in the Plan. This Option may be exercised during the lifetime of Grantee only by Grantee, or, by a Permitted Transferee, as the case may be. Without limiting the generality of the foregoing, except as provided above, this Option shall not be transferred, assigned, pledged, or hypothecated in any way, and shall not be assignable by operation of law, and shall not be subject to execution, levy, attachment, or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of this Option contrary to the terms hereof, and any execution, levy, attachment, or similar process upon the Option, shall be null and void and without effect.

4.	Conformity with Plan

        The Option is intended to conform in all respects with and is subject to all applicable provisions of the Plan which is incorporated herein by reference. Any inconsistencies between this Agreement and the Plan shall be resolved in accordance with the terms of the Plan. By executing and returning the enclosed copy of this Agreement, Grantee acknowledges receipt of the Plan and agrees to be bound by all of the terms of the Plan.

5.	Service as a Director

        Grantee acknowledges that nothing in this Agreement or in the Plan imposes upon the Company, its Board of Directors, or its shareholders any obligation to retain or elect the Grantee as director of the Company for any period.

6.	Adjustments

        The Company shall make appropriate and proportionate adjustments, to the number of Option Shares and the Option Price to reflect any stock dividend, stock split, or combination of shares, merger, consolidation, or other change in the capitalization of the Company, as provided in Section 10 of the Plan. In the event of any such adjustment, all new, substituted, or additional securities or other property to which Grantee is entitled under the Option shall be included in the term “Option Shares.”

7.	Withholding of Taxes

        The exercise of this Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with exercise, delivery, or purchase of Option Shares. The Company shall have the right to require payment by the Grantee of any taxes required to be withheld.

8.	Postponement of Delivery of Shares and Representations

        The Company, in its discretion, may postpone the issuance or delivery of Shares upon any exercise of this Option until completion of the registration, or other qualification of such shares under any state and/or federal law, rule, or regulation as the Company may consider appropriate. The Company may require any person exercising this Option to make such representations, including a representation that it is their intention to acquire Shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the Shares in compliance with applicable laws, rules and regulations. No Shares shall be issued unless the Company is satisfied with the accuracy of any such representations.

9.	Rights as a Shareholder

        The Grantee shall have no rights as a shareholder with respect to any Option Shares until the Grantee becomes the holder of record of such shares.

10.	Further Actions

        The parties agree to execute such further instruments and to take such further actions as may reasonably be required to carry out the intent of this Agreement.

11.	Notice

        Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to the other party hereto at the address set forth in this Agreement or at such other address as such party may designate by ten day’s advance written notice to the other party.

12.	Successors and Assigns

        This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company and, subject to the restrictions on transfer set forth herein, be binding upon and inure to the benefit of Grantee’s heirs, personal representatives, successors, and permitted assigns.

13.	Governing Law

        This Agreement and all documents contemplated hereby, and all remedies in connection therewith and all questions or transactions relating thereto, shall be construed in accordance with and governed by the internal laws of the state of Michigan, excluding its conflicts of law rules, and applicable federal law and in courts situated in the State of Michigan.

14.	Entire Agreement

        This Agreement constitutes the entire understanding between the Grantee and the Company with respect to the Option Shares and supersedes all other agreements, whether written or oral, with respect to such Shares.

O.A.K. FINANCIAL CORPORATION By: —————————————— Its: —————————————

The undersigned hereby acknowledges having read this Agreement, the Plan, and the other enclosures to this Agreement and hereby agrees to be bound by all provisions set forth herein and in the Plan.

GRANTEE —————————————— SIGNATURE —————————————— (Please print name.) —————————————— Address: ——————————————

Exhibit 21 — Subsidiaries of Registrant — 100 percent Owned

Byron Bank 2445 84th Street, S.W. Byron Center, MI 49315

Byron Investment Services, Inc. (100 percent owned subsidiary of Byron Bank) 2445 84th Street, S.W. Byron Center, MI 49315

Byron Insurance Agency, Inc. (100 percent owned subsidiary of Byron Investment Services) 5445 32nd Avenue Hudsonville, MI 49426

Exhibit 31.1

CERTIFICATIONS

I, Patrick K. Gill, certify that:

1.	I have reviewed this Annual Report on Form 10-K of OAK Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 10, 2005

/s/ Patrick K. Gill —————————————— Patrick K. Gill Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, James A. Luyk, certify that:

1.	I have reviewed this Annual Report on Form 10-K of OAK Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 10, 2005

/s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer and Chief Operating Officer

Exhibit 32.1

        Each of Patrick K. Gill, Chief Executive Officer, and James A. Luyk, Chief Financial Officer, of OAK Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: March 10, 2005

/s/ Patrick K. Gill —————————————— Patrick K. Gill Chief Executive Officer /s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer and Chief Operating Officer

A signed original of this certification has been provided to OAK Financial Corporation and will be retained by OAK Financial Corporation and furnished to the Securities and Exchange Commission upon request.