Form 10-Q
period 2005-03-31
O A K FINANCIAL CORP
filed 2005-05-10
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes __X__ No ____.

Indicate  by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __X__ No ____.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,034,691 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 9, 2005.

INDEX

Page Number(s)

Part I Financial Information (unaudited):

Item 1.
Consolidated Financial Statements	3-6

Notes to Consolidated Financial Statements	7-9

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	10-17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.
Controls and Procedures	19

Part II Other Information

Item 1.
Legal Proceedings	19

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.
Defaults Upon Senior Securities	19

Item 4.
Submission of Matters to a Vote of Security Holders	19

Item 5.
Other Information	19

Item 6.
Exhibits	19

Signatures	20

Exhibit Index	21

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

     (Dollars in thousands, except per share data)

ASSETS	March 31, 2005 (Unaudited)	December 31, 2004

Cash and due from banks	$ 10,376	$ 9,967
Federal funds sold	-	-

Cash and cash equivalents	10,376	9,967
Available-for-sale securities	99,970	99,773
Loans held for sale	3,465	2,719
Total loans	424,576	408,867
Allowance for loan losses	(6,982)	(6,846)

Net Loans	417,594	402,021
Accrued interest receivable	2,860	2,306
Premises and equipment, net	13,662	13,742
Restricted investments	3,097	3,073
Other assets	7,143	6,737

Total assets	$ 558,167	$ 540,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$ 59,411	$ 56,859
Interest bearing	396,277	359,278

Total deposits	455,688	416,137
Securities sold under agreements to repurchase	7,885	30,463
Federal funds purchased	8,650	7,900
Federal Home Loan Bank (FHLB) Advances	22,800	22,800
Other borrowed funds	1,743	2,387
Other liabilities	3,904	3,298

Total liabilities	500,670	482,985
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,034,691 shares issued and outstanding	2,035	2,035
Additional paid-in capital	6,001	6,001
Retained earnings	49,622	48,750
Accumulated other comprehensive income	(161)	567

Total stockholders' equity	57,497	57,353

Total liabilities and stockholders' equity	$ 558,167	$ 540,338

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

     (Dollars in thousands, except per share data)

	Three Months ended March 31, (Unaudited)
	2005	2004

Interest income
Interest and fees on loans	$6,130	$5,056
Available-for-sale securities	906	878
Restricted investments	37	40
Other	2	22

Total interest income	7,075	5,996

Interest expense
Deposits	1,866	1,613
Borrowed funds	386	436
Securities sold under agreements to repurchase	37	89

Total interest expense	2,289	2,138

Net interest income	4,786	3,858
Provision for loan losses	120	-

Net interest income after provision for loan losses	4,666	3,858

Non-interest income
Service charges on deposit accounts	568	533
Mortgage Banking	203	325
Net gain on sales of available for sale securities	-	5
Insurance premiums & brokerage fees	393	389
Other	136	135

Total non-interest income	1,300	1,387

Non-interest expenses
Salaries	1,886	2,145
Employee benefits	481	578
Occupancy (net)	355	332
Furniture and fixtures	266	272
Other	1,251	824

Total non-interest expenses	4,239	4,151

Income before federal income taxes	1,727	1,094
Federal income taxes	489	282

Net income	$1,238	$ 812

Income per common share:
Basic	$ 0.61	$ 0.40
Diluted	$ 0.61	$ 0.40

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)	Three months ended March 31, (Unaudited)
	2005	2004

Balance, beginning of year	$ 57,353	$55,080
Net income	1,238	812
Net change in accumulated other comprehensive income	(728)	446
Dividends declared	(366)	-

Balance, end of period	$ 57,497	$56,338

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended March 31, (Unaudited)
	2005	2004

Net income	$ 1,238	$ 812
Change in unrealized gain/(loss) on securities, net of tax	(728)	446

Comprehensive income	$ 510	$1,258

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended March 31, (Unaudited)

	2005	2004

Cash flows from operating activities
Net income	$ 1,238	$ 812
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	274	292
Provision for loan losses	120	-
Proceeds from sales of loans held for sale	9,782	17,785
Originations of loans held for sale	(10,378)	(18,164)
Net gain on sales of available-for-sale securities	-	(5)
Net gain on sales of loans held for sale	(150)	(315)
Net amortization of investment premiums	223	242
Stock dividends received from restricted investments	(23)	(26)
(Gain) / Loss on sales of property and equipment	48	(24)
Deferred federal income tax benefit	(189)	(377)
Changes in operating assets and liabilities which (used)
provided cash:
Accrued interest receivable	(554)	(324)
Other assets	(218)	1,632
Other liabilities	920	(1,361)

Net cash provided by operating activities	1,093	167

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	4,792	4,570
Purchases	(6,315)	(7,986)
Net increase in loans held for investment	(15,693)	(4,063)
Purchases of premises and equipment	(242)	(73)
Proceeds from the sale of premises and equipment	-	37

Net cash used in investing activities	(17,458)	(7,515)

Cash flows from financing activities
Net increase (decrease) in deposits	39,551	(2,647)
Net decrease in TT&L note	(644)	(260)
Dividends paid	(305)	-
Net decrease in securities sold under agreements to repurchase	(22,578)	5,789
Net increase in federal funds purchased	750	-

Net cash (used in) provided by financing activities	16,774	2,882

Net increase (decrease) in cash and cash equivalents	409	(4,466)
Cash and cash equivalents, beginning of period	9,967	19,531

Cash and cash equivalents, end of period	$ 10,376	$ 15,065

Supplementary cash flows information
Interest paid	$ 2,129	$ 2,181
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

	Three Months ended March 31,

	2005	2004

Average shares outstanding for basic earnings per share	2,035	2,035
Dilutive shares from stock option plans	-	-

Shares for dilutive earnings per share	2,035	2,035

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

Note 4 – Special Purpose Entities

        OAK ELC is an employee leasing company that leases employees to Byron Bank, Byron Investment Services and Byron Insurance Agency. The purpose of OAK ELC is to reduce the administrative burden of multiple payrolls, minimize the payroll tax reporting burden, and allocate shared employment costs between business units. The financial results of OAK ELC and elimination of inter-company transactions are included in the consolidated results of the Corporation.

Note 5 – Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated quarterly by management and is based upon a periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

        Options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first quarter of 2005. During the first quarter of 2004, 1,000 options were awarded at an exercise price of $45.00. The following tables summarize information about stock option transactions:

	March 31, 2005		March 31, 2004

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	28,251	$ 48.97	37,130	$ 49.35
Granted	-	-	1,000	45.00
Exercised	-	-	-	-
Forfeited/expired	-	-	(3,010)	49.31

Outstanding, end of period	28,251	$ 48.97	35,120	$ 49.23

Exercisable, end of period	28,251	$ 48.97	34,120	$ 49.35

	Outstanding		Exercisable

Exercise Price	Number March 31, 2005	Wgt. Avg. Remaining Contractual Life	Number March 31, 2005

$ 44.50	9,492	6.9 years	9,492
$ 45.00	1,000	9.0 years	1,000
$ 50.00	12,158	5.1 years	12,158
$ 55.00	5,601	4.8 years	5,601

Total	28,251	5.7 years	28,251

        All options expire 10 years after the date of the grant; 145,992 shares are reserved for future issuance under the Employees’ Plan and 25,000 shares are reserved for future issuance under the Directors’ Plan.

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

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Three Months ended March 31,

	2005	2004

Net Income as reported	$ 1,238	$ 812
Stock based compensation (expense) benefit determined
under fair value method, net of related tax effect	(1)	-

Pro-forma net income	$ 1,237	$ 812
Basic earnings per share as reported	$ 0.61	$ 0.40
Pro-forma basic earnings per share as reported	$ 0.61	$ 0.40
Diluted earnings per share as reported	$ 0.61	$ 0.40
Pro-forma diluted earnings per share as reported	$ 0.61	$ 0.40

FORWARD LOOKING STATEMENTS

        This report includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses, valuation of mortgage service rights and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, has been included within our filings with the Securities and Exchange Commission.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        OAK Financial Corporation (the "Corporation") is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Bank (the "Bank"). The Bank has twelve banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, Byron Investment Services. Byron Investment Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Byron Investment Services owns Byron Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products. Byron Insurance Agency owns OAK Title Agency, which provides title insurance for residential and commercial mortgages.

        On February 17, 2005 the Bank changed its name from Byron Center State Bank to Byron Bank. Along with the new name, a new logo and new colors were introduced. The name change reflects the Bank's heritage of over 80 years in the banking business and offers a dynamic new look for the future. The name of the Bank's subsidiaries, OAK Financial Services and Dornbush Insurance Agency were also changed to Byron Investment Services and Byron Insurance Agency, respectively.

        The following is management's discussion and analysis of the factors that influenced OAK Financial Corporation's financial performance. The discussion should be read in conjunction with the Corporation's 2004 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation's accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 37 through 40 in the Corporation's Report on Form 10-K for the year ended December 31, 2004 ("10-K Report"). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans and the risk of the overall commercial loan portfolio and the valuation of mortgage servicing rights. These are discussed on page 10 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased to $558 million as of March 31, 2005. This was an increase of $18 million, or an annualized rate of 13 percent, from December 31, 2004 to March 31, 2005. This total marks a new record high for total assets for OAK Financial Corporation. The majority of the change was the result of an increase in total loans of $16 million.

        Correspondingly, total liabilities increased $18 million, or 4 percent during the three months ended March 31, 2005. The significant changes were an increase in total deposits of $40 million and a decrease in securities sold under agreements to repurchase of $23 million. A significant portion of both the increase in deposits and the decrease in securities sold under agreements to repurchase was the result of the Bank working with many of their customers to transfer funds from the repurchase product to more traditional banking deposits.

Securities (dollars in thousands)

        The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored entities, securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Corporation's investment securities portfolio serves as a source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of the Corporation's securities are classified as available-for-sale. The Corporation's total holdings remained flat from December 31, 2004 to March 31, 2005. During the first quarter of 2005 the Corporation purchased $6 million in securities, which was offset by $5 million in maturities and a $1 million decline in the unrealized gain. Fluctuations in the investment portfolio are considered normal and intended to manage the Bank's interest rate risk and short-term liquidity needs. The majority of the securities purchased in the first quarter are obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at March 31, 2005 was 2.67, compared to 2.66 at December 31, 2004. Also, see Asset/Liability Gap Position. The following table summarizes the securities available-for-sale held by the Corporation:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

March 31, 2005	$100,216	$99,970	$74,793
December 31, 2004	$ 98,914	$99,773	$79,083

        A large percentage of the securities are pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and other purposes as required or permitted by law. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank’s pledging requirements, which change on a daily basis as a result of customer activity in the repurchase product. The recent decline in the securities sold under agreements to repurchase has allowed the Corporation to reduce the amount of securities that are pledged.

Loans

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Bank uses the services of an independent third party to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews are then submitted to the Risk Management Officer and to the Audit Committee. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Loan requests in excess of specific lending officers’ authority, are required to be presented to the Board of Directors or the Director Loan Committee for review and approval.

        Principal lending markets include nearby communities and metropolitan areas of the Bank’s twelve branches. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (dollars in thousands)

	March 31, 2005		December 31, 2004

	Amount	%	Amount	%

Commercial real estate	$229,687	54	$218,564	53
Residential real estate	89,152	21	88,605	22
Commercial	82,042	19	75,980	19
Consumer	23,695	6	25,718	6

Total loans	$424,576	100%	$408,867	100%

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

        During the first three months of 2005, commercial real estate loans increased $11 million, or 5.1 percent, residential real estate loans increased $547,000, or less than 1 percent, and commercial loans increased $6 million, or 8.0 percent. The significant increase in commercial and commercial real estate loans is reflective of the Bank’s strategic plan to focus on the growth of its business loan portfolio. Total consumer loans continue to decline as a result of the Bank’s intentional exit from the consumer indirect business. Consumer loans declined $2 million, or 7.9 percent, during the three month period ended March 31, 2005. Expansion of the overall loan portfolio during the first three months of 2005 has been at a 15.6 percent annualized rate.

        The Bank’s current practice is to sell residential real estate loans with maturities over 15 years to secondary market buyers. During the first three months of 2005, the Bank sold loans totaling $500,000 with servicing rights retained and $9.2 million with the servicing rights released. At March 31, 2005 and December 31, 2004, the Bank was servicing loans for secondary market entities totaling approximately $231 million and $240 million, respectively. Mortgage servicing rights, net of reserve of impairment, were valued at approximately $2.4 million at March 31, 2005 and $2.5 million at December 31, 2004.

Non-performing Assets (dollars in thousands)

	March 31, 2005	December 31, 2004

Non-accrual loans	$2,394	$1,430
90 days or more past due & still accruing	32	65

Total Non-performing Loans	2,426	1,495
Other real estate	-	-

Total Non-performing Assets	$2,426	$1,495

As a percentage of portfolio loans
Non-performing loans	.57%	.37%
Non-performing assets	.57%	.37%
Allowance for loan losses	1.64%	1.67%
Allowance for loan losses as a % of non-performing loans	288%	458%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, collateral for loans and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered to be impaired under SFAS No. 118, Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

        Total non-performing loans increased $931,000 from December 31, 2004 to March 31, 2005. This increase was due primarily to the addition of one large commercial loan. The Bank’s management has an aggressive approach to credit management and expects that a significant portion of the customers with loans in non-accrual status will secure alternative financing and repay their loans to the Bank. In some instances, non-performing assets are sold to a new borrower of the Bank. There were no properties categorized as other real estate at March 31, 2005.

Allowance for Loan Losses (dollars in thousands)

	For the Three Months Ended March 31,

	2005	2004

Balance at beginning of period	$ 6,846	$ 8,390
Loans charged-off	(92)	(188)
Recoveries of loans previously charged off	108	91
Additions to allowance charged to operations	120	-

Balance at end of period	$ 6,982	$ 8,293

Net loans (recovered) charged-off to average
loans outstanding [annualized]	(0.02%)	0.12%

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

        Impaired loans were $12 million at both March 31, 2005 and December 31, 2004. The allowance for loan losses attributable to impaired loans was $1.5 million and $1.8 million as of March 31, 2005 and December 31, 2004, respectively.

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

	March 31, 2005		December 31, 2004

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$4,701	67%	$4,775	70%
Real estate mortgages	315	5	301	4
Consumer	1,222	18	1,269	19
Unallocated	744	10	501	7

Total	$6,982	100%	$6,846	100%

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	March 31, 2005		December 31, 2004

	Balance	%	Balance	%

Non-interest bearing demand	$ 59,411	13%	$ 56,859	13%
Interest bearing demand	127,259	28	124,298	30
MMDA/Savings	82,362	18	79,032	19
Time deposits - less than $100,000	70,391	15	73,497	18
Time deposits - greater than $100,000	116,265	26	82,451	20

Total Deposits	$455,688	100%	$416,137	100%

        Total deposits increased $40 million, or 10 percent, from December 31, 2004 to March 31, 2005. A large reason for the increase was due to the Bank working with many of their customers to transfer funds from the Bank’s repurchase product to more traditional deposit products. This was part of the Bank’s liquidity management, which will allow the Bank to reduce the number of securities that are pledged against repurchase agreements. The largest increase occurred in time deposits greater than $100,000, which increased $34 million or 41%. This is partially due to the recent increases in the interest rates paid on time deposits. The increase in time deposits over $100,000 is also attributed to an increase in brokered time deposits that were purchased to fund the increase in loans.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are an integral component of the Bank’s asset/liability management effort. Brokered deposits increased $16 million or 32 percent from December 31, 2004 to March 31, 2005. FHLB advances remained flat at $23 million from December 31, 2004 to March 31, 2005. The Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2004 and that any changes in the Corporation’s obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 27 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $1,238,000 for the three months ended March 31, 2005, compared to $812,000 for the same period in 2004. This is a 52 percent increase. The increase is primarily attributable to an increase in net interest income. Net interest income increased $928,000, or 24 percent, for the first quarter of 2005, compared to the same period in 2004. The increase in net interest income is the result of a $40 million increase in average earning assets, from the first quarter of 2004 to the first quarter of 2005, combined with 175 basis point increase in the prime lending rate from March 31, 2004 to March 31, 2005. The provision for loan losses charged to earnings increased from zero to $120,000, when comparing the first quarter of 2004 to the first quarter of 2005. This was mainly attributable to the recent loan growth that the Bank has experienced. Non-interest income declined $87,000 or 6 percent for the three-month period ended March 31, 2005, compared to the same period in 2004. The decline in non-interest income was primarily the result of a $122,000, or 38 percent, compared to last year, decline in mortgage banking revenue due to decreased mortgage refinance activity. Non-interest expenses increased $88,000, or 2 percent, for the first quarter of 2005, compared to 2004. The increase was the result of a credit of over $300,000 to expense that occurred in the first quarter of 2004, due to the amendment of the directors deferred compensation plan. This was partially offset by a 13 percent reduction in salaries and employee benefits expense.

Earnings Performance (dollars in thousands, except per share data)

	For the Three Months Ended March 31,

	2005	2004

Net Income	$ 1,238	$ 812
Basic income per share	$ 0.61	$ 0.40
Diluted income per share	$ 0.61	$ 0.40
Earnings ratios:
Return on average assets	0.91%	0.64%
Return on average equity	8.70%	5.86%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three Months Ended March 31,

	2005	2004

Average earning assets	$ 521,015	$ 481,339
Tax equivalent net interest income	$ 4,920	$ 3,978
As a percentage of average earning assets:
Tax equivalent interest income	5.61%	5.11%
Interest expense	2.16%	2.14%

Interest spread	3.45%	2.97%
Tax equivalent net interest income	3.83%	3.32%
Average earning assets as a percentage of average assets	94.5%	94.3%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. The tax equivalent net interest income increased $1.1 million for the three-month period ended March 31, 2005, compared to the same period in 2004. Tax equivalent net interest income, as a percentage of average earning assets, was 3.84% for the first quarter of 2005 compared to 3.62% for the fourth quarter of 2004 and 3.32% for the first quarter of 2004. The increase is mainly due to the increase in tax equivalent interest income, which has been aided by the increase in the Bank's average earning assets as well as the recent increases in short-term interest rates.

Provision for loan losses

        The provision for loan losses charged to earnings was $120,000 for the three-month period ended March 31, 2005, compared to no charge to earnings for the same period in 2004. The increase in the provision was the result of the recent growth in the Bank’s loan portfolios. Based upon Management’s assessment, the allowance for loan losses is adequate.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans the Bank originates are sold to secondary market buyers.

        Service charge income on deposit accounts increased by $35,000, or 7 percent for the three months ended March 31, 2005, when compared to the same time period of 2004. The rise in service fee income is mostly attributable to increases in ATM and other electronic service fees due to increases in volume. Mortgage banking income declined $122,000, or 38% for the first quarter of 2005, compared to 2004. The decline in mortgage banking revenue is due to a decline in mortgage refinancing activity. Net gain on sales of available for sale securities declined $5,000 as no securities were sold during the first quarter of 2005. The Corporation will buy and sell investment securities as part of its asset and liability management when necessary to match the investment goals and strategies of the Corporation. Income from insurance premiums and brokerage fees increased $4,000, or 1 percent for the three months ended March 31, 2005, compared to the same period in 2004. This increase includes a $90,000 increase in the annual profit-sharing income from the insurance underwriters, which is based on the loss rate of the Byron Insurance Agency policyholders. Other non-interest income remained flat for the first quarter of 2005 when compared to the first quarter of 2004.

Non-interest Expense

        Non-interest expense increased $88,000, or 2 percent, for the three months ended March 31, 2005, compared to the same period in 2004. During 2004, the organization performed a comprehensive review of operating expenses and it was determined that the Corporation’s staff levels required adjustment. As a result of the changes that came out of this review, as well as a decline in mortgage commission expense, due to lower mortgage production, total salaries and benefits expense declined $356,000, or 13 percent, for the first quarter of 2005, compared to 2004. Occupancy and equipment cost increased by $17,000, or 3 percent, for the three months ended March 31, 2005, compared to the same period in 2004. Other non-interest expense increased $427,000 for the first quarter of 2005, compared to the first quarter of 2004. This is mainly the result of a one-time reduction of $336,000 to directors deferred compensation expense that occurred in 2004, due to an amendment to the existing plan. Advertising and marketing expenses increased $36,000 for the three months ended March 31, 2005, compared to the prior year. This is primarily due to the promotion of the Bank’s new name. Also included in the increase of other non-interest expense was an increase in professional and legal fees of $63,000. This increase resulted in part from additional expenses due to the name change of the Bank as well as increased expenses associated with compliance with the Sarbanes Oxley Act of 2002.

Provision for Federal Income Tax

        The provision for income taxes was $489,000, which equates to an effective tax rate of 28% for the three-month period ended March 31, 2005, compared to $282,000, which equates to an effective tax rate of 26%, for the same period in 2004.

        The difference between the Corporation’s effective tax rate and statutory tax rate is largely due to the percentage of total income that is derived from investment interest income that is exempt from federal taxation. The Corporation does not expect significant fluctuations in the effective tax rate throughout the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $144,000, from December 31, 2004, to March 31, 2005; this represents a change of less than 1 percent. The change in securities valuation caused a $728,000 decrease in accumulated other comprehensive income, from December 31, 2004 to March 31, 2005.

        A quarterly dividend of $0.15 per share was paid to the shareholders during the first quarter of 2005. On March 21, 2005 the Corporation announced an increase in the quarterly dividend from $0.15 per share to $0.18 per share. The dividend is payable April 29, 2005, to shareholders of record on April 8, 2005. On April 21, 2005 the Corporation also announced a 10 percent stock dividend to be paid May 31, 2005, to shareholders of record on May 16, 2005.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at March 31, 2005 as shown in the table below:

	Regulatory Requirements
	Adequately Capitalized	Well Capitalized	March 31, 2005	December 31, 2004

Tier 1 capital			$57,357	$56,475
Tier 2 capital			5,929	5,666

Total regulatory capital			$63,286	$62,141

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.40%	10.71%	.
Tier 1 risk-based capital	4%	6%	12.11%	12.42%
Total risk-based capital	8%	10%	13.36%	13.67%

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

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the three month period ended March 31, 2005, total portfolio loans increased $16 million, with the increase funded primarily through the use of brokered deposits. Brokered deposits increased $16 million from December 31, 2004 to March 31, 2005. Management expects to be in a federal funds purchased position throughout 2005 and has established a target level for federal funds purchased of $10 million. At March 31, 2005, the Bank had federal funds purchased totaling $9 million and had available and unused federal funds lines of credit totaling $41 million from various correspondent banks.

        Management anticipates that loan growth, during 2005, will exceed the Bank's ability to grow deposits and will likely utilize brokered certificates of deposit and FHLB advances to provide funding for loan growth.

        Cash and cash equivalents remained relatively flat from December 31, 2004 to March 31, 2005. The current level of cash and cash equivalents is deemed to be near optimal, and as a result, is not expected to change significantly from the this level.

        Operating activities provided net cash of $1,093,000 during the first quarter of 2005, compared to $167,000 in the first quarter of 2004. A large reason for the increase was the 52% increase in net income. Investing activities used net cash of $17,458,000 for the first three months of 2005, compared to $7,515,000 for the same period in 2004. This increase was mainly the result of an $11,630,000 increase in the net cash used for loans held for investment, when compared to last year. Financing activities during the first quarters of 2005 and 2004, provided net cash of $16,774,000 and $2,882,000, respectively. This increase was the result of a $39,551,000 increase in deposits in the first quarter of 2005, compared to a $2,647,000 decrease in deposits in the first quarter of 2004. This was partially offset by a $22,578,000 decrease in securities sold under agreements to repurchase in the first quarter of 2005 compared to a $5,789,000 increase in the first quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the potential for losses in the fair value of the Corporation’s assets and liabilities due to changes in interest rates, exchange rates and securities pricing. The Corporation’s exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk represents the Corporations primary component of market risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Tools used by management to manage these risks include an interest modeling and simulation model. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize these risks.

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of March 31, 2005.

         Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
300 basis point rise	$43,133	(23.7%)	$20,275	6.0%
200 basis point rise	47,566	(15.8%)	19,894	4.0%
100 basis point rise	52,031	(7.9%)	19,515	2.0%
Base rate	56,514	-	19,134	-
100 basis point decline	60,909	7.8%	18,717	(2.2%)
200 basis point decline	65,275	15.5%	17,558	(8.2%)
300 basis point decline	69,368	22.7%	15,459	(19.2%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

(a) Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date: May 9, 2005

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Dated: May 9, 2005

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Dated: May 9, 2005

/s/ James A. Luyk James A. Luyk Chief Financial Officer

Exhibit 32.1

I, Patrick K. Gill, Chief Executive Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: May 9, 2005

/s/ Patrick K. Gill Patrick K. Gill Chief Executive Officer

Exhibit 32.2

I, James A. Luyk, Chief Financial Officer of OAK Financial Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)     the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of OAK Financial Corporation.

Dated: May 9, 2005

/s/ James A. Luyk James A. Luyk Chief Financial Officer