Form 10-Q
period 2005-06-30
O A K FINANCIAL CORP
filed 2005-08-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

_________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__      No ____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes __X__     No ____.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,237,915 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 9, 2005.

INDEX

	Page Number(s)

Part I Financial Information (unaudited):

Item 1
Consolidated Financial Statements	3	-6

Notes to Consolidated Financial Statements	7	-9

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	10	-18

Item 3
Quantitative and Qualitative Disclosures About Market Risk	18	-19

Item 4
Controls and Procedures	19

Part II Other Information

Item 1
Legal Proceedings	20

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3
Defaults Upon Senior Securities	20

Item 4
Submission of Matters to a Vote of Security Holders	20

Item 5
Other Information	20

Item 6
Exhibits	20

Signatures	21

Exhibit Index	22

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004

Cash and due from banks	$ 11,976	$ 9,967
Federal funds sold	-	-

Cash and cash equivalents	11,976	9,967
Available-for-sale securities	96,813	99,773
Loans held for sale	2,879	2,719
Total loans	434,641	408,867
Allowance for loan losses	(7,038)	(6,846)

Net Loans	427,603	402,021
Accrued interest receivable	2,624	2,306
Premises and equipment, net	13,773	13,742
Restricted investments	3,119	3,073
Other assets	7,368	6,737

Total assets	$ 566,155	$ 540,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$ 63,951	$ 56,859
Interest bearing	388,767	359,278

Total deposits	452,718	416,137
Securities sold under agreements to repurchase	5,366	30,463
Federal funds purchased	10,700	7,900
Federal Home Loan Bank (FHLB) Advances	32,800	22,800
Other borrowed funds	1,638	2,387
Other liabilities	3,891	3,298

Total liabilities	507,113	482,985
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,237,915 shares issued and outstanding	2,238	2,035
Additional paid-in capital	15,095	6,001
Retained earnings	41,322	48,750
Accumulated other comprehensive income	387	567

Total stockholders' equity	59,042	57,353

Total liabilities and stockholders' equity	$ 566,155	$ 540,338

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three and Six Months ended June 30, 2005 and 2004 (Unaudited)
	Three Months		Six Months
	2005	2004	2005	2005
Interest Income
Interest and fees on loans	$ 6,740	$5,137	$ 12,870	$10,193
Available-for-sale securities	889	819	1,795	1,697
Restricted investments	36	35	73	75
Other	1	2	3	24

Total interest income	7,666	5,993	14,741	11,989

Interest expense
Deposits	2,103	1,587	3,969	3,200
Borrowed funds	475	440	861	876
Securities sold under agreements to repurchase	9	76	46	165

Total interest expense	2,587	2,103	4,876	4,241

Net interest income	5,079	3,890	9,865	7,748
Provision for loan losses	120	-	240	-

Net interest income after provision for loan losses	4,959	3,890	9,625	7,748

Non-interest income
Service charges on deposit accounts	631	640	1,199	1,173
Mortgage banking	260	372	463	697
Net (loss)gain on sales of available for sale
securities	(4)	201	(4)	206
Insurance premiums and brokerage fees	326	395	719	784
Other	137	132	273	267

Total non-interest income	1,350	1,740	2,650	3,127

Non-interest expenses
Salaries	2,037	2,055	3,923	4,200
Employee benefits	436	500	917	1,078
Occupancy (net)	353	323	708	655
Furniture and fixtures	260	279	526	551
Other	1,258	1,169	2,509	1,993

Total non-interest expenses	4,344	4,326	8,583	8,477

Income before federal income taxes	1,965	1,304	3,692	2,398
Federal income taxes	555	352	1,044	634

Net income	$ 1,410	$ 952	$ 2,648	$ 1,764

Income per common share: *
Basic	$ 0.63	$ 0.43	$ 1.18	$ 0.79
Diluted	$ 0.63	$ 0.43	$ 1.18	$ 0.79

* Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2005.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Six months ended June 30, (Unaudited)
	2005	2004

Balance, beginning of year	$ 57,353	$ 55,080
Net income	2,648	1,764
Net change in accumulated other comprehensive income	(180)	(1,038)
Dividends declared	(779)	(600)

Balance, end of period	$ 59,042	$ 55,206

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three and Six Months ended June 30, (Unaudited)

	Three months		Six Months
	2005	2004	2005	2004

Net income	$1,410	$ 952	$ 2,648	$ 1,764
Change in unrealized gain/(loss) on securities, net
of tax	548	(1,484)	(180)	(1,038)

Comprehensive income(loss)	$1,958	($ 532)	$ 2,468	$ 726

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended June 30, (Unaudited)
	2005	2004

Cash flows from operating activities
Net income	$ 2,648	$ 1,764
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	545	585
Provision for loan losses	240	-
Proceeds from sales of loans held for sale	24,651	42,680
Originations of loans held for sale	(24,433)	(41,258)
Net loss (gain) on sales of available-for-sale securities	4	(206)
Net gain on sales of loans held for sale	(377)	(334)
Net amortization of investment premiums	422	544
Stock dividends received from restricted investments	(46)	-
Net loss (gain) on sales of property and equipment	46	(24)
Deferred federal income tax (expense) benefit	(189)	332
Changes in operating assets and liabilities which (used)
provided cash:
Accrued interest receivable	(318)	(5)
Other assets	(442)	(701)
Other liabilities	588	28

Net cash provided by operating activities	3,339	3,405

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	14,681	9,914
Proceeds from sales	8,823	3,407
Purchases	(21,241)	(11,552)
Purchases of restricted investments	-	(50)
Net increase in loans held for investment	(25,822)	(19,728)
Purchases of premises and equipment	(625)	(331)
Proceeds from the sale of premises and equipment	3	37

Net cash used in investing activities	(24,181)	(18,303)

Cash flows from financing activities
Net increase in deposits	36,581	3,195
Net (decrease) increase in TT&L note	(749)	152
Net borrowed funds (repayments)	10,000	(2,000)
Dividends paid	(683)	(600)
Net decrease in securities sold under agreements to repurchase	(25,098)	(4,097)
Net increase in federal funds purchased	2,800	11,500

Net cash provided by financing activities	22,851	8,150

Net increase (decrease) in cash and cash equivalents	2,009	(6,748)
Cash and cash equivalents, beginning of period	9,967	19,531

Cash and cash equivalents, end of period	$ 11,976	$ 12,783

Supplementary cash flows information
Interest paid	$ 4,558	$ 4,357
Income taxes paid	$ 1,119	$ 170

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

        All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 10% stock dividend distributed on May 31, 2005.

Note 2 – Calculation of Earnings per Share (in thousands)

        All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effect of stock options. The basic earnings per share for the Corporation are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation are computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options. The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

	Three and Six Months ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004
Average shares outstanding for basic	2,238	2,238	2,238	2,238
earnings per share
Dilutive shares from stock option plans	-	-	-	-

Shares for dilutive earnings per share	2,238	2,238	2,238	2,238

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

        The allowance for loan losses is evaluated quarterly by management and is based upon a periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 181,500 options under the Employees’ Plan and up to 38,500 options under the Directors’ Plan.

        Options under both plans become exercisable after the first anniversary of the award date, except the options awarded in 2005, which were vested at the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. During 2005, 1,500 options were awarded at an exercise price of $42.00. During 2004, 1,100 options were awarded at an exercise price of $40.91. The following tables summarize information about stock option transactions:

	June 30, 2005		June 30, 2004
	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	31,076	$ 44.51	40,843	$ 44.86
Granted	1,500	42.00	1,100	40.91
Exercised	-	-	-	-
Forfeited/expired	(2,200)	45.34	(7,880)	45.25

Outstanding, end of period	30,376	$ 44.33	34,063	$ 44.65

Exercisable, end of period	30,376	$ 44.33	32,963	$ 44.77

	Outstanding		Exercisable
Exercise Price	Number June 30, 2005	Wgt. Avg. Remaining Contractual Life	Number June 30, 2005

$ 40.45	9,891	6.6 years	9,891
$ 40.91	1,100	8.7 years	1,100
$ 42.00	1,500	9.8 years	1,500
$ 45.45	12,274	4.8 years	12,274
$ 50.00	5,621	4.5 years	5,621

Total	30,376	5.2 years	30,376

        All options expire 10 years after the date of the grant; 159,091 shares are reserved for future issuance under the Employees’ Plan and 29,700 shares are reserved for future issuance under the Directors’ Plan.

        SFAS No. 123(R), requires all public companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted and recognized over the employee service period, which is usually the vesting period of the options. As amended, this statement will become effective for the Corporation’s fiscal year beginning January 1, 2006. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123R, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Three and Six Months Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004

Net Income as reported	$ 1,410	$ 952	$ 2,648	$ 1,764
Stock based compensation (expense) benefit determined
under fair value method, net of related tax effect	(9)	(1)	(10)	(1)

Pro-forma net income	$ 1,401	$ 951	$ 2,638	$ 1,763
Basic earnings per share as reported	$ 0.63	$ 0.43	$ 1.18	$ 0.79
Pro-forma basic earnings per share as reported	$ 0.63	$ 0.43	$ 1.18	$ 0.79
Diluted earnings per share as reported	$ 0.63	$ 0.43	$ 1.18	$ 0.79
Pro-forma diluted earnings per share as reported	$ 0.63	$ 0.43	$ 1.18	$ 0.79

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Bank (the “Bank”). The Bank has twelve banking offices serving communities in Kent, Ottawa and Allegan Counties. A thirteenth banking office is currently under construction in Wayland and is scheduled to be completed during the fall of 2005. The Bank owns a subsidiary, Byron Investment Services. Byron Investment Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Byron Investment Services owns Byron Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products. Byron Investment Services also owns OAK Title Agency, which sells title insurance for residential and commercial mortgages.

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2004 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 37 through 40 in the Corporation’s Report on Form 10-K for the year ended December 31, 2004 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans and the risk of the overall commercial loan portfolio and the valuation of mortgage servicing rights. These are discussed on page 10 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased $26 million, to $566 million, or an annualized rate of 10 percent, from December 31, 2004 to June 30, 2005. Total loans also increased $26 million, to $435 million, or an annualized growth rate of 13% as of June 30, 2005.

        Total deposits increased $37 million, to $453 million, from December 31, 2004 to June 30, 2005. This includes the transfer of approximately $25 million of funds from the Bank’s repurchase product. The Corporation continues to be well capitalized, with an equity-to-asset ratio of 10.4 percent at June 30, 2005, compared to 10.6 percent at December 31, 2004.

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

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings declined $3 million from December 31, 2004 to June 30, 2005. During this period the Corporation purchased $21 million in securities, which was offset by $24 million in securities that were either sold, called, matured or were reduced by principal payments. Fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased in the first half of 2005 are obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at June 30, 2005 was 2.74, compared to 2.66 at December 31, 2004. Also, see Asset/Liability Gap Position. The tax-equivalent yield on the securities portfolio increased from 3.69% in the second quarter of 2004 to 4.27% in the second quarter of 2005. The tax-equivalent yield on the securities portfolio increased from 3.81% for the six months ended June 30, 2004 to 4.25% for the six months ended June 30, 2005. This increase is due to the recent increases in short term interest rates. The following table summarizes the securities available-for-sale held by the Corporation:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged
June 30, 2005	$96,226	$96,813	$34,994
December 31, 2004	$98,914	$99,773	$79,083

        As of June 30, 2005, 36 percent of the Corporation’s securities were pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and other purposes as required or permitted by law. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank’s pledging requirements, which change on a daily basis as a result of customer activity in the repurchase product. The recent decline in the securities sold under agreements to repurchase has allowed the Corporation to reduce the amount of securities that are pledged.

Loans

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Bank uses the services of an independent third party to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews are then submitted to the Risk Management Officer and to the Audit Committee. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Loan requests in excess of specific lending officers’ authority, are required to be presented to the Commercial Loan Committee, the Director Loan Committee or the Board of Directors for review and approval.

        Principal lending markets include nearby communities and metropolitan areas of the Bank’s twelve branches. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (dollars in thousands)

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial real estate	$241,972	56	$218,564	53
Residential real estate	88,913	20	88,605	22
Commercial	81,613	19	75,980	19
Consumer	22,143	5	25,718	6

Total loans	$434,641	100%	$408,867	100%

        The Bank has no international loans and there were no large concentrations of loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code.

        During the first six months of 2005, commercial real estate loans increased $23 million, or 11 percent, residential real estate loans increased $308,000, or less than 1 percent, and commercial loans increased $6 million, or 7 percent. The significant increase in commercial and commercial real estate loans is reflective of the Bank’s strategic plan to focus on the growth of its business loan portfolio. Consumer loans declined $4 million, or 14 percent, during the six month period ended June 30, 2005. This continues to be, in large part, a result of the Bank’s intentional exit from the consumer indirect business. Expansion of the overall loan portfolio during the first six months of 2005 has been at a 13 percent annualized rate and is expected to remain at a similar level for the remainder of 2005.

        The Bank’s current practice is to sell residential real estate loans with maturities over 15 years to secondary market buyers. During the first six months of 2005, the Bank sold loans totaling $900,000 with servicing rights retained and $23 million with the servicing rights released. The difference between the number of loans sold with servicing rights released and the number of loans sold with servicing rights retained, is primarily due to the pricing available in the secondary markets, which is passed on to the customers. At June 30, 2005 and December 31, 2004, the Bank was servicing loans for secondary market entities totaling approximately $222 million and $240 million, respectively. Mortgage servicing rights, net of reserve of impairment, were valued at approximately $2.2 million at June 30, 2005 and $2.5 million at December 31, 2004. There was no reserve for impairment at June 30, 2005 or December 31, 2004.

Non-performing Assets (dollars in thousands)

	June 30, 2005	December 31, 2004

Non-accrual loans	$1,235	$1,430
90 days or more past due & still accruing	1	65

Total Non-performing Loans	1,236	1,495
Other real estate	-	-

Total Non-performing Assets	$1,236	$1,495

As a percentage of portfolio loans
Non-performing loans	.28%	.37%
Non-performing assets	.28%	.37%
Allowance for loan losses	1.62%	1.67%
Allowance for loan losses as a % of non-performing loans	569%	458%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and collateral for loans and other real estate, which have been acquired primarily through foreclosure and are awaiting disposition. Loans, including loans considered to be impaired under SFAS No. 118, Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

        Total non-performing loans declined $259,000 from December 31, 2004 to June 30, 2005. This decrease was due primarily to one non-accrual commercial loan being returned to accrual status. The Bank’s management has an aggressive approach to credit management and expects that a significant portion of the customers with loans in non-accrual status will secure alternative financing and repay their loans to the Bank. In some instances, non-performing assets are sold to new borrowers of the Bank. There were no properties categorized as other real estate at June 30, 2005.

Allowance for Loan Losses (dollars in thousands)

	Three and Six Months Ended June 30,
	Three Months		Six Months

	2005	2004	2005	2004

Balance at beginning of period	$ 6,982	$ 8,293	$ 6,846	$ 8,390
Loans charged-off	(129)	(161)	(221)	(349)
Recoveries of loans previously charged off	65	107	173	198
Additions to allowance charged to operations	120	-	240	-

Balance at end of period	$ 7,038	$ 8,239	$ 7,038	$ 8,239

Net loans charged-off to average
loans outstanding [annualized]	.04%	.06%	.02%	.08%

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

        Impaired loans were $13 million at June 30, 2005, compared to $12 million at December 31, 2004. The allowance for loan losses attributable to impaired loans was $1.7 million and $1.8 million as of June 30, 2005 and December 31, 2004, respectively.

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

	June 30, 2005		December 31, 2004
	Allowance amount	% of total allowance	Allowance amount	% of total allowance
Commercial and commercial real estate	$4,941	70%	$4,775	70%
Real estate mortgages	256	4	301	4
Consumer	1,118	16	1,269	19
Unallocated	723	10	501	7

Total	$7,038	100%	$6,846	100%

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	June 30, 2005		December 31, 2004
	Balance	%	Balance	%

Non-interest bearing demand	$ 63,951	14%	$ 56,859	13%
Interest bearing demand	118,113	26	124,298	30
MMDA/Savings	86,247	19	79,032	19
Time deposits - less than $100,000	73,763	16	73,497	18
Time deposits - greater than $100,000	110,644	25	82,451	20

Total Deposits	$452,718	100%	$416,137	100%

        Total deposits increased $37 million, or 9 percent, from December 31, 2004 to June 30, 2005. A large reason for the increase was due to the transfer of funds from the Bank’s repurchase product to account types classified as deposit products. This was part of the Bank’s liquidity management, which has allowed the Bank to reduce the number of securities that are pledged against repurchase agreements. The largest increase in deposits occurred in time deposits greater than $100,000, which increased $28 million or 34%. The increase in time deposits over $100,000 includes brokered time deposits that were purchased to fund the increase in loans.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are an integral component of the Bank’s asset/liability management effort. Brokered deposits increased $23 million or 45 percent from $51 million at December 31, 2004 to $74 million at June 30, 2005. FHLB advances increased $10 million, from $23 million at December 31, 2004 to $33 million at June 30, 2005. The Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies. Management expects loan growth to exceed core deposit growth and anticipates using alternative funding sources, including brokered deposits, to meet the funding needs of the Bank.

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

RESULTS OF OPERATIONS

Summary

        Net income was $1,410,000 for the three months ended June 30, 2005, compared to $952,000 for the same period in 2004. This is a 48 percent increase. The increase was primarily attributable to an increase in net interest income. Net interest income increased $1,189,000, or 31 percent, for the second quarter of 2005, compared to the same period in 2004. The increase in net interest income was the result of a $44 million increase in average earning assets, from the second quarter of 2004 to the second quarter of 2005, combined with an 85 basis point increase in the rate earned on earning assets from the second quarter of 2004 to the second quarter of 2005. The provision for loan losses charged to earnings increased to $120,000 from zero, when comparing the second quarter of 2005 to the same period in 2004. This was mainly attributable to the recent loan growth that the Bank has experienced. Management expects a similar provision to be charged to earning for the remainder of 2005. Non-interest income declined $390,000 or 22 percent for the three-month period ended June 30, 2005, compared to the same period in 2004. The decline in non-interest income was primarily the result of a $112,000 decline in mortgage banking revenue, a $205,000 decline in the net gain on sales of available for sale securities and a $69,000 decline in insurance premiums and brokerage fees. Non-interest expenses increased $18,000, or less than 1 percent, in the second quarter of 2005, compared to 2004.

Earnings Performance (dollars in thousands, except per share data)

	For the Three and Six Months Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004
Net Income	$ 1,410	$ 952	$ 2,648	$ 1,764
Basic income per share	$ 0.63	$ 0.43	$ 1.18	$ 0.79
Diluted income per share	$ 0.63	$ 0.43	$ 1.18	$ 0.79
Earnings ratios:
Return on average assets	1.01%	0.74%	0.96%	0.69%
Return on average equity	9.68%	6.90%	9.19%	6.38%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three and Six Months Ended June 30,
	Three Months		Six Months

	2005	2004	2005	2004

Average earning assets	$ 530,518	$ 486,879	$ 525,883	$ 484,338
Tax equivalent net interest income	$ 5,220	$ 4,011	$ 10,140	$ 7,987
As a percentage of average earning assets:
Tax equivalent interest income	5.90%	5.06%	5.76%	5.08%
Interest expense	2.40%	2.12%	2.30%	2.13%

Interest spread	3.51%	2.94%	3.46%	2.95%
Tax equivalent net interest income	3.95%	3.31%	3.89%	3.32%
Average earning assets as a percentage of
average assets	94.4%	94.3%	94.5%	94.4%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. The tax equivalent net interest income increased $1.2 million for the three-month period ended June 30, 2005, compared to the same period in 2004, and $2.2 million for the six-month period ended June 30, 2005, compared to the same period in 2004. The increase in tax equivalent interest income has been aided by the increase in the Bank’s average earning assets as well as the increase in the Bank’s net interest margin. Tax equivalent net interest income, as a percentage of average earning assets, was 3.95% for the second quarter of 2005 compared to 3.31% for the second quarter of 2004. Tax equivalent net interest income, as a percentage of average earning assets, was 3.89% for the first six months of 2005 compared to 3.32% for the first six months of 2004. The Bank’s net interest margin has improved significantly during the past four consecutive quarters as short-term interest rates have increased from the historically low levels of a year ago. Management expects the expansion of the net interest margin to continue during the remainder of 2005, but at a slower rate of expansion.

Provision for loan losses

        The provision for loan losses charged to earnings was $120,000 for the three-month period ended June 30, 2005, compared to no charge to earnings for the same period in 2004. The provision for loan losses charged to earnings was $240,000 for the six-month period ended June 30, 2005, compared to no charge to earnings for the same period in 2004. The increase in the provision was the result of the recent growth in the Bank’s loan portfolios. Based upon Management’s assessment, the allowance for loan losses is adequate.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans the Bank originates are sold to secondary market buyers.

        Service charge income on deposit accounts declined by $9,000, or 1 percent for the three months ended June 30, 2005, when compared to the same time period of 2004. The decline was mainly due to lower service charges on commercial checking accounts. Mortgage banking revenue declined $112,000, or 30% for the second quarter of 2005, compared to 2004. The decline in mortgage banking revenue was due to a decline in mortgage refinancing activity. Net gain on sales of available for sale securities declined $205,000 as securities were sold at a net loss of $4,000 during the second quarter of 2005, compared to securities sold for a gain in the second quarter of 2004. The Corporation will buy and sell investment securities as part of its asset and liability management when necessary to match the investment goals and strategies of the Corporation. Income from insurance premiums and brokerage fees declined $69,000, or 17 percent for the six months ended June 30, 2005, compared to the same period in 2004. This decrease was primarily due to a decline in the volume of insurance premiums on new policies and policy renewals as well as lower brokerage volume. Other non-interest income increased $5,000 for the first six months of 2005 when compared to the first six months of 2004.

        Service charges on deposit accounts increased by $26,000, or 2 percent for the six month period ended June 30, 2005, when compared to the six month period ended June 30, 2004. The increase was primarily due to an increase in ATM fees because of increases in volume and was partially offset by a decline in service charges on commercial checking accounts. Mortgage banking revenue declined by $234,000, or 34 percent for the first six months of 2005, compared to 2004. This was primarily due to a decline in mortgage refinancing activity. Net gain on sales of available for sale securities declined $210,000 for the six months ended June 30, 2005, compared to the same period in 2004. This decline was due to securities that were sold at a net loss during the six-month period ended June 30, 2005 as part of the Corporation’s asset and liability management process. Income from insurance premiums and brokerage fees declined $65,000, or 8 percent for the first six months of 2005, compared to 2004. This was primarily the result of a decline in insurance premium revenue on new policies and policy renewals as well as lower brokerage volume and fees, which were partially offset by an increase in the annual profit-sharing income from the insurance underwriters, which is based on the loss rate of the Byron Insurance Agency policyholders. Other non-interest income increased $6,000 for the six-month period ended June 30, 2005, compared to the same period in 2004.

Non-interest Expense

        Non-interest expense increased $18,000, or less than 1 percent, for the three months ended June 30, 2005, compared to the same period in 2004. Total salaries and benefits expense declined $82,000, or 3 percent, for the second quarter of 2005, compared to 2004. This decline is primarily the result of lower salaries expense due to fewer full-time equivalent employees, lower mortgage commission expense due to the decline in mortgage production and lower costs of providing employee health insurance. Occupancy and equipment cost increased by $11,000, or 2 percent, for the three months ended June 30, 2005, compared to the same period in 2004. The increase was primarily the result of costs associated with the relocation of the Bank’s mortgage department to the main office. Other non-interest expense increased $89,000 for the second quarter of 2005, compared to the second quarter of 2004. The increase was primarily due to higher professional fees, marketing expenses and supplies expenses related to the name change of the Bank, as well as higher ATM processing fees due to increased volume.

        Non-interest expense increased $106,000, or 1 percent for the six months ended June 30, 2005, compared to the same period in 2004. Total salary and benefits expense declined $438,000, or 8 percent for the first six months of 2005, compared to 2004. This decline was due to a decline in the number of full-time equivalent employees, reduced mortgage commissions due to less mortgage production and lower employee health insurance costs. Occupancy and equipment costs increased $28,000, or 2 percent for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Other non-interest expenses increased $516,000, or 26 percent for the six months ended June 30, 2005, compared to the same period in 2004. This was largely the result of a one-time reduction of $336,000 to the directors deferred compensation expense that occurred in 2004, due to an amendment to the existing plan. Also included in the increase of other non-interest expense was an increase in professional and legal fees of $105,000, an increase in stationary and supplies expense of $69,000 and an increase in marketing expenses of $46,000. These increases were primarily the result of additional expenses due to the name change of the Bank.

Provision for Federal Income Tax

        The provision for income taxes was $555,000, which equates to an effective tax rate of 28% for the three-month period ended June 30, 2005, compared to $352,000, which equates to an effective tax rate of 27%, for the same period in 2004. The provision for income taxes was $1,044,000, which equates to an effective tax rate of 28% for the six-month period ended June 30, 2005, compared to $634,000, which equates to an effective tax rate of 26%, for the six-month period ended June 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1,689,000 from December 31, 2004, to June 30, 2005; this represents a change of 3 percent. The change in the Corporation’s total stockholders equity is the net result of the Corporations net income for the six month period ended June 30, 2005, which was reduced by the quarterly dividends that were paid during that same period, and a change in the securities valuation, which caused a $180,000 decline in accumulated other comprehensive income, from December 31, 2004 to June 30, 2005. An adjustment between additional paid-in capital and retained earnings, of $9 million was made in the second quarter of 2005 to account for the 10 percent stock dividend that was paid on May 31, 2005.

        Quarterly dividends of $0.14 and $0.16 per share were paid to the shareholders during the first six months of 2005. A 10 percent stock dividend was also paid during the second quarter of 2005. On June 16, 2005 the Corporation announced a dividend $0.18 per share. The dividend is payable July 29, 2005, to shareholders of record on July 8, 2005.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at June 30, 2005 as shown in the table below:

	Regulatory Requirements
	Adequately Capitalized	Well Capitalized	June 30, 2005	December 31, 2004

Tier 1 capital			$58,368	$56,475
Tier 2 capital			6,083	5,666

Total regulatory capital			$64,452	$62,141

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.40%	10.71%
Tier 1 risk-based capital	4%	6%	12.01%	12.42%
Total risk-based capital	8%	10%	13.26%	13.67%

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

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the six month period ended June 30, 2005, total portfolio loans increased $26 million, with the increase funded primarily through the use of brokered deposits. Brokered deposits increased $23 million from December 31, 2004 to June 30, 2005. Management expects to be in a federal funds purchased position throughout 2005 and has established a target level for federal funds purchased of $10 million. At June 30, 2005, the Bank had federal funds purchased totaling $11 million and had available and unused federal funds lines of credit totaling $39 million from various correspondent banks.

        Management anticipates that loan growth, during 2005, will exceed the Bank’s ability to grow deposits and will likely utilize brokered certificates of deposit and FHLB advances to provide funding for loan growth.

        Cash and cash equivalents increased $2 million from December 31, 2004 to June 30, 2005. The current level of cash and cash equivalents is deemed to be acceptable and is not expected to change significantly from the this level.

        Operating activities provided net cash of $3 million during the first half of 2005, compared to $3 million in the first half of 2004. Investing activities used net cash of $24 million for the first six months of 2005, compared to $18 million for the same period in 2004. This increase was mainly the result of a $6 million increase in the net cash used for loans held for investment, when compared to last year. Financing activities during the first six months of 2005 provided net cash of $23 million, compared to $8 million for the same period in 2004. This increase was the result of a $37 million increase in deposits during the six months ended June 30, 2005, compared to a $3 million increase in deposits during the same period in 2004. This was partially offset by a $25 million decrease in securities sold under agreements to repurchase in the first half of 2005 compared to a $4 decrease in the same period of 2004.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of June 30, 2005.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Eqity(1)	Percent Change	Net Interest Income(2)	Percent Change
300 basis point rise	$43,334	(23.0%)	$22,033	7.3%
200 basis point rise	47,639	(15.4%)	21,531	4.9%
100 basis point rise	51,965	(7.7%)	21,030	2.4%
Base rate	56,308	-	20,528	-
100 basis point decline	60,595	7.6%	19,788	(3.6%)
200 basis point decline	64,791	15.1%	18,505	(9.9%)
300 basis point decline	68,755	22.1%	16,344	(20.4%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 21, 2005. At the meeting, the shareholders elected two directors, each to a three year term:

Director Nominee	Term Expires	Votes
		For:	Withheld:
Grace O. Shearer	2008	1,550,356	136,099
David G. VanSolkema	2008	1,437,284	249,171

Item 5.	Other Information - None

Item 6.	Exhibits

(a)        Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date: August 9, 2005

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