Form 10-Q
period 2005-09-30
O A K FINANCIAL CORP
filed 2005-11-10
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   X   No ____.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,234,536 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 9, 2005.

INDEX

Page Number(s)
Part I.	Financial Information (unaudited):

Item 1. Consolidated Financial Statements Notes to Consolidated Financial Statements	3 - 6 7 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk Item 4. Controls and Procedures	19 20

Part II.	Other Information

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Exhibit Index	22

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS	September 30, 2005 (Unaudited)	December 31, 2004

Cash and due from banks	$12,145	$9,967

Available-for-sale securities	100,000	99,773

Loans held for sale	1,731	2,719

Total loans	446,566	408,867
Allowance for loan losses	(7,083)	(6,846)

Net Loans	439,483	402,021

Accrued interest receivable	2,884	2,306
Premises and equipment, net	14,228	13,742
Restricted investments	3,119	3,073
Other assets	6,931	6,737

Total assets	$580,521	$540,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$67,150	$56,859
Interest bearing	398,981	359,278

Total deposits	466,131	416,137

Securities sold under agreements to repurchase	2,704	30,463
Federal funds purchased	11,100	7,900
Federal Home Loan Bank (FHLB) Advances	32,800	22,800
Other borrowed funds	3,618	2,387
Other liabilities	4,375	3,298

Total liabilities	520,728	482,985
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,234,536 shares issued and outstanding	2,235	2,035
Additional paid-in capital	14,957	6,001
Retained earnings	42,593	48,750
Accumulated other comprehensive income	8	567

Total stockholders' equity	59,793	57,353

Total liabilities and stockholders' equity	$580,521	$540,338

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three and Nine Months ended September 30, (Unaudited)
	Three Months		Nine Months

	2005	2004	2005	2004

Interest Income
Interest and fees on loans	$7,280	$5,371	$20,150	$15,564
Available-for-sale securities	950	769	2,745	2,466
Restricted investments	40	37	113	112
Other	18	13	21	37

Total interest income	8,288	6,190	23,029	18,179

Interest expense
Deposits	2,329	1,595	6,298	4,795
Borrowed funds	471	425	1,332	1,301
Securities sold under agreements to repurchase	6	90	52	255

Total interest expense	2,806	2,110	7,682	6,351

Net interest income	5,482	4,080	15,347	11,828

Provision for loan losses	120	-	360	-

Net interest income after provision for loan losses	5,362	4,080	14,987	11,828

Non-interest income
Service charges on deposit accounts	658	646	1,857	1,819
Mortgage banking	331	285	794	982
Net (loss) gain on sales of available for sale
securities	-	27	(4)	233
Insurance premiums and brokerage fees	325	327	1,044	1,111
Other	130	128	403	395

Total non-interest income	1,444	1,413	4,094	4,540

Non-interest expenses
Salaries	2,165	2,144	6,088	6,344
Employee benefits	423	545	1,340	1,623
Occupancy (net)	342	318	1,050	973
Furniture and fixtures	219	267	745	818
Other	1,280	969	3,789	2,962

Total non-interest expenses	4,429	4,243	13,012	12,720

Income before federal income taxes	2,377	1,250	6,069	3,648

Federal income taxes	702	331	1,746	965

Net income	$1,675	$919	$4,323	$2,683

Income per common share: *
Basic	$0.75	$0.41	$1.93	$1.20
Diluted	$0.75	$0.41	$1.93	$1.20

* Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2005.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine months ended September 30, (Unaudited)
	2005	2004

Balance, beginning of year	$ 57,353	$ 55,080
Net income	4,323	2,683
Net change in accumulated other comprehensive income	(559)	(301)
Dividends declared	(1,182)	(913)
Redemption of Employee Stock Ownership Plan (ESOP) shares	(142)	-

Balance, end of period	$ 59,793	$ 56,549

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three and Nine Months ended September 30, (Unaudited)
	Three months		Nine Months

	2005	2004	2005	2004

Net income	$ 1,675	$ 919	$ 4,323	$ 2,683
Change in unrealized gain/(loss) on securities, net of tax	(379)	737	(559)	(301)

Comprehensive income(loss)	$ 1,296	$1,656	$ 3,764	$ 2,382

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended September 30, (Unaudited)

	2005	2004

Cash flows from operating activities
Net income	$4,323	$2,683
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	775	881
Provision for loan losses	360	-
Proceeds from sales of loans held for sale	44,322	53,630
Originations of loans held for sale	(42,667)	(52,828)
Net loss (gain) on sales of available-for-sale securities	4	(233)
Net gain on sales of loans held for sale	(667)	(502)
Net amortization of investment premiums	560	706
Stock dividends received from restricted investments	(46)	(96)
Net loss (gain) on sales of property and equipment	58	(23)
Deferred federal income tax expense	(165)	(173)
Changes in operating assets and liabilities which (used)
provided cash:
Accrued interest receivable	(577)	(165)
Other assets	(30)	1,650
Other liabilities	1,270	(360)

Net cash provided by operating activities	7,520	5,170

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	16,878	17,469
Proceeds from sales	8,823	8,546
Purchases	(27,340)	(19,573)
Purchases of restricted investments	-	(73)
Net increase in loans held for investment	(37,822)	(31,334)
Purchases of premises and equipment	(1,322)	(405)
Proceeds from the sale of premises and equipment	3	30

Net cash used in investing activities	(40,780)	(25,340)

Cash flows from financing activities
Net increase in deposits	49,993	4,717
Net increase (decrease) in TT&L note	1,231	(85)
Net borrowed funds (repayments)	10,000	(4,000)
Dividends paid	(1,085)	(913)
Redemption of ESOP shares	(142)	-
Net (decrease) increase in securities sold under
agreements to repurchase	(27,759)	11,233
Net increase in federal funds purchased	3,200	-

Net cash provided by financing activities	35,438	10,952

Net increase (decrease) in cash and cash equivalents	2,178	(9,218)

Cash and cash equivalents, beginning of period	9,967	19,531

Cash and cash equivalents, end of period	$12,145	$10,313

Supplementary cash flows information
Interest paid	$7,360	$6,551
Income taxes paid	$2,073	$441

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2004.

     All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 10% stock dividend distributed on May 31, 2005.

Note 2 - Calculation of Earnings per Share (in thousands)

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

	Three and Nine Months ended September 30,

	Three Months		Nine Months

	2005	2004	2005	2004

Average shares outstanding for basic	2,237	2,238	2,238	2,238
earnings per share
Dilutive shares from stock option plans	1	1	-	1

Shares for dilutive earnings per share	2,238	2,239	2,238	2,239

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

	September 30, 2005		September 30, 2004

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	31,076	$44.51	40,843	$44.86
Granted	1,500	42.00	1,100	40.91
Exercised	-	-	-	-
Forfeited/expired	(2,200)	45.34	(8,813)	45.06

Outstanding, end of period	30,376	$44.33	33,130	$44.68

Exercisable, end of period	30,376	$44.33	32,030	$44.81

	Outstanding		Exercisable

Exercise Price	Number September 30, 2005	Wgt. Avg. Remaining Contractual Life	Number September 30, 2005

$40.45	9,891	6.4 years	9,891
$40.91	1,100	8.5 years	1,100
$42.00	1,500	9.5 years	1,500
$45.45	12,274	4.6 years	12,274
$50.00	5,611	4.3 years	5,611

Total	30,376	5.0 years	30,376

        All options expire 10 years after the date of the grant; 159,091 shares are reserved for future issuance under the Employees' Plan and 29,700 shares are reserved for future issuance under the Directors' Plan.

        SFAS No. 123(R), requires all public companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted and recognized over the employee service period, which is usually the vesting period of the options. As amended, this statement will become effective for the Corporation's fiscal year beginning January 1, 2006. The effect on the Corporation's net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

        Had compensation costs for the Corporation's stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123R, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three and Nine Months Ended September 30,

	Three Months		Nine Months

	2005	2004	2005	2004

Net Income as reported	$1,675	$919	$4,323	$2,683
Stock based compensation (expense) benefit
determined under fair value method, net of related tax effect	-	(1)	(10)	(2)

Pro-forma net income	$1,675	$918	$4,313	$2,681

Basic earnings per share as reported	$0.75	$0.41	$1.93	$1.20
Pro-forma basic earnings per share as reported	$0.75	$0.41	$1.93	$1.20

Diluted earnings per share as reported	$0.75	$0.41	$1.93	$1.20
Pro-forma diluted earnings per share as reported	$0.75	$0.41	$1.93	$1.20

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Bank (the “Bank”). The Bank has twelve banking offices serving communities in Kent, Ottawa and Allegan Counties. A thirteenth banking office, which is scheduled to be completed in November, is currently under construction in Wayland. The Bank owns a subsidiary, Byron Investment Services. Byron Investment Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Byron Investment Services owns Byron Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products. Byron Investment Services also owns OAK Title Agency, which sells title insurance for residential and commercial mortgages.

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

FINANCIAL CONDITION

Summary

        Total assets increased $40 million, to $581 million, or an annualized growth rate of 10 percent, from December 31, 2004 to September 30, 2005. The Bank’s commercial lending activity has been very good during the first nine months of 2005, helping to increase total loans by $38 million, to $447 million, or an annualized growth rate of 12% as of September 30, 2005. The Bank’s investment in available-for-sale securities remained relatively flat from December 31, 2004 to September 30, 2005.

        Total deposits increased $50 million, to $466 million, or an annualized growth rate of 16 percent, from December 31, 2004 to September 30, 2005. This includes the transfer of approximately $28 million of funds from the Bank’s repurchase product. The Corporation continues to be well capitalized, with an equity-to-asset ratio of 10.3 percent at September 30, 2005, compared to 10.6 percent at December 31, 2004.

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

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings remained flat from December 31, 2004 to September 30, 2005. During this period the Corporation purchased $27 million in securities, which was offset by securities that were either sold, called, matured or were reduced by principal payments. Fluctuations in the investment portfolio are considered normal and intended to manage the

Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first nine months of 2005 are obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at September 30, 2005 was 2.75, compared to 2.66 at December 31, 2004. Also, see Asset/Liability Gap Position. The tax-equivalent yield on the securities portfolio increased from 3.70% in the third quarter of 2004 to 4.45% in the third quarter of 2005. The tax-equivalent yield on the securities portfolio increased from 3.78% for the nine months ended September 30, 2004 to 4.32% for the nine months ended September 30, 2005. This increase is due to the recent increases in short term interest rates. The following table summarizes the securities available-for-sale held by the Corporation:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

September 30, 2005	$99,988	$100,000	$33,616
December 31, 2004	$98,914	$99,773	$79,083

        As of September 30, 2005, 34 percent of the Corporation's securities were pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and other purposes as required or permitted by law. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank's pledging requirements, which change on a daily basis as a result of customer activity in the repurchase product. The recent decline in the securities sold under agreements to repurchase has allowed the Corporation to reduce the amount of securities that are pledged.

Loans

         The Bank's lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Bank uses the services of an independent third party to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews are then submitted to the Risk Management Officer and to the Audit Committee. Requests to the Bank for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant's capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved within the limits of each lending officer's authority. Loan requests in excess of specific lending officers' authority, are required to be presented to the Commercial Loan Committee, the Director Loan Committee or the Board of Directors for review and approval.

        Principal lending markets include nearby communities and metropolitan areas of the Bank's twelve branches. Subject to established underwriting criteria, the Bank participates with other financial institutions to fund certain large commercial loans, which would exceed the Bank's legal lending limit if made solely by the Bank.

Loan Portfolio Composition (dollars in thousands)

	September 30, 2005		December 31, 2004

	Amount	%	Amount	%

Commercial real estate	$252,170	56	$218,564	53
Commercial	87,517	20	75,980	19
Residential real estate	86,279	19	88,605	22
Consumer	20,600	5	25,718	6

Total loans	$446,566	100%	$408,867	100%

         The Bank has no international loans and there were no large concentrations of loans that are not disclosed as a separate category. The Bank's largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code.

         During the first nine months of 2005, commercial real estate loans increased $34 million, or 15 percent and commercial loans increased $12 million, or 15 percent. The significant increase in commercial and commercial real estate loans is reflective of the Bank's strategic plan to focus on the growth of its business loan portfolio. Residential real estate loans declined $2 million, or 3 percent, and consumer loans declined $5 million, or 20 percent, during the nine month period ended September 30, 2005. The decline in residential real estate loans is the result of a higher percentage of mortgage loans originated being sold in the secondary market versus retaining the loans in the Bank's portfolio. The decline in consumer loans continues to be, in large part, a result of the Bank's intentional exit from the consumer indirect business. Expansion of the overall loan portfolio during the first nine months of 2005 has been at a 12 percent annualized rate and is expected to remain at a similar level for the remainder of 2005.

        The Bank's current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first nine months of 2005, the Bank sold loans totaling $1.3 million with servicing rights retained and $42.4 million with the servicing rights released. The difference between the number of loans sold with servicing rights released and the number of loans sold with servicing rights retained, is primarily due to the pricing available in the secondary markets, which is passed on to the customers. At September 30, 2005 and December 31, 2004, the Bank was servicing loans for secondary market entities totaling approximately $213 million and $240 million, respectively. This decline over the past nine months is the result of fewer new mortgage originations being sold with servicing rights retained. Mortgage servicing rights, net of reserve for impairment, were valued at approximately $2.1 million at September 30, 2005 and $2.5 million at December 31, 2004, and had a carrying value of $1.9 million and $2.2 million, respectively. There was no reserve for impairment at September 30, 2005 or December 31, 2004.

Non-performing Assets (dollars in thousands)

	September 30, 2005	December 31, 2004

Non-accrual loans	$1,270	$1,430
90 days or more past due & still accruing	125	65

Total Non-performing Loans	1,395	1,495
Other real estate	79	-

Total Non-performing Assets	$1,474	$1,495

As a percentage of portfolio loans
Non-performing loans	.31%	.37%
Non-performing assets	.33%	.37%
Allowance for loan losses	1.59%	1.67%
Allowance for loan losses as a % of non-performing loans	508%	458%

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

         Total non-performing assets declined $21,000 from December 31, 2004 to September 30, 2005. The Bank's management has an aggressive approach to credit management and expects that a significant portion of the customers with loans in non-accrual status will secure alternative financing and repay their loans to the Bank. In some instances, non-performing assets are sold to new borrowers of the Bank. There was one property categorized as other real estate at September 30, 2005.

Allowance for Loan Losses (dollars in thousands)

	Three and Nine Months Ended September 30,

	Three Months		Nine Months

	2005	2004	2005	2004

Balance at beginning of period	$7,038	$8,239	$6,846	$8,390
Loans charged-off	(129)	(241)	(350)	(590)
Recoveries of loans previously charged off	54	56	227	254
Additions to allowance charged to operations	120	-	360	-

Balance at end of period	$7,083	$8,054	$7,083	$8,054

Net loans charged-off to average
loans outstanding [annualized]	.07%	.19%	.04%	.12%

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

        Impaired loans were $13 million at September 30, 2005, compared to $12 million at December 31, 2004. The allowance for loan losses attributable to impaired loans was $1.8 million at both September 30, 2005 and December 31, 2004.

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

	September 30, 2005		December 31, 2004

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$5,159	73%	$4,775	70%
Real estate mortgages	252	4	301	4
Consumer	1,053	15	1,269	19
Unallocated	619	8	501	7

Total	$7,083	100%	$6,846	100%

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

Deposits and borrowed funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2005		December 31, 2004

	Balance	%	Balance	%

Non-interest bearing demand	$67,150	14%	$56,859	13%
Interest bearing demand	124,725	27	124,298	30
MMDA/Savings	84,805	18	79,032	19
Time deposits - less than $100,000	72,744	16	73,497	18
Time deposits - greater than $100,000	116,707	25	82,451	20

Total Deposits	$466,131	100%	$416,137	100%

        Total deposits increased $50 million, or 12 percent, from December 31, 2004 to September 30, 2005. This increase includes the transfer of approximately $28 million of funds from the Bank’s repurchase product to account types classified as deposit products. This was part of the Bank’s liquidity management, which has allowed the Bank to reduce the number of securities that are pledged against repurchase agreements. The largest increase in deposits occurred in time deposits greater than $100,000, which increased $34 million or 42%. The increase in time deposits over $100,000 includes brokered time deposits that were purchased to fund the increase in loans.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are integral components of the Bank’s asset/liability management effort. Brokered deposits increased $12 million or 23 percent from $51 million at December 31, 2004 to $63 million at September 30, 2005. FHLB advances increased $10 million, from $23 million at December 31, 2004 to $33 million at September 30, 2005. The Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies. Management expects loan growth to exceed core deposit growth and anticipates using alternative funding sources, including brokered deposits, to meet the funding needs of the Bank.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2004 and that any changes in the Corporation’s obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 27 of the Corporation’s 2004 Form 10-K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $1,675,000 for the three months ended September 30, 2005, which was an 82 percent increase over the $919,000 that was reported for the same period in 2004. Basic and diluted earnings per share in the third quarter of 2005 were $0.75, an increase of 83 percent over the $0.41 reported in the third quarter of 2004. The substantially higher earnings in the third quarter reflect a significant increase in net interest income as a result of growth in earning assets and improvement in the Bank’s net interest margin.

        For the year-to-date period ended September 30, 2005, net income was $4,323,000, up 61% from the $2,683,000 reported in the same period in 2004. Basic and diluted earnings per share for the first nine months of 2005 were $1.93, an increase of 61% over the $1.20 reported for the first nine months of 2004. The significant rise in net income for the year-to-date period is attributed to the increase in net interest income and tight control over operating expenses.

Earnings Performance (dollars in thousands, except per share data)

	For the Three and Nine Months Ended September 30,

	Three Months		Nine Months

	2005	2004	2005	2004

Net Income	$1,675	$919	$4,323	$2,683
Basic income per share	$0.75	$0.41	$1.93	$1.20
Diluted income per share	$0.75	$0.41	$1.93	$1.20
Earnings ratios:
Return on average assets	1.17%	0.71%	1.03%	0.70%
Return on average equity	11.18%	6.55%	9.87%	6.44%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three and Nine Months Ended September 30,

	Three Months		Nine Months

	2005	2004	2005	2004

Average earning assets	$541,934	$488,997	$531,292	$486,027
Tax equivalent net interest income	$5,625	$4,205	$15,765	$12,194
As a percentage of average earning assets:
Tax equivalent interest income	6.17%	5.14%	5.90%	5.10%
Interest expense	2.52%	2.09%	2.39%	2.11%

Interest spread	3.65%	3.05%	3.51%	2.98%

Tax equivalent net interest income	4.12%	3.42%	3.97%	3.35%

Average earning assets as a percentage of
average assets	95.1%	94.6%	94.7%	94.5%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. The tax equivalent net interest income increased $1.4 million for the three-month period ended September 30, 2005, compared to the same period in 2004, and $3.6 million for the nine-month period ended September 30, 2005, compared to the same period in 2004. The increase in tax equivalent interest income has been aided by the increase in the Bank’s average earning assets as well as the increase in the Bank’s net interest margin. Average earning assets increased $53 million, or 11 percent, from $489 million for the three month period ended September 30, 2004 to $542 million for the three month period ended September 30, 2005. Average earning assets increased $45 million, or 9 percent, from $486 million for the nine month period ended September 30, 2004 to $531 million for the nine month period ended September 30, 2005. Tax equivalent net interest income, as a percentage of average earning assets, was 4.12% for the third quarter of 2005 compared to 3.42% for the third quarter of 2004, up 70 basis points. Tax equivalent net interest income, as a percentage of average earning assets, was 3.97% for the first nine months of 2005 compared to 3.35% for the first nine months of 2004, up 62 basis points. The Bank’s net interest margin has improved significantly during the past five consecutive quarters as short-term interest rates have increased from the historically low levels of a year ago. Management does not expect the net interest margin to continue to expand, during the remainder of 2005 and through 2006, as liability-pricing pressure is expected to intensify.

Provision for loan losses

        The provision for loan losses charged to earnings was $120,000 for the three-month period ended September 30, 2005, compared to no charge to earnings for the same period in 2004. The provision for loan losses charged to earnings was $360,000 for the nine-month period ended September 30, 2005, compared to no charge to earnings for the same period in 2004. The increase in the provision was the result of the recent growth in the Bank’s loan portfolios. Based upon Management’s assessment, the allowance for loan losses is adequate.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans the Bank originates are sold to secondary market buyers. Non-interest income increased $31,000, or 2 percent, to $1,444,000 for the third quarter of 2005, compared to $1,413,000 for the third quarter in 2004. Factors contributing to the increase were increases in ATM transaction fees due to increased volume and mortgage banking revenue increases due to increases in net gains on the sale of mortgage loan originations. These 2005 comparative increases were offset in part by the fact that securities were sold for a gain in the third quarter of 2004 whereas no securities were sold in the 2005 quarter.

        Non-interest income decreased $446,000, or 10 percent, to $4,094,000 for the first nine months of 2005, compared to $4,540,000 for the same period in 2004. Service charges on deposit accounts increased by $38,000, or 2 percent, to $1,857,000 for the first nine months of 2005, compared to $1,819,000 for the first nine months of 2004. The increase was primarily due to a 13 percent increase in ATM transaction fees, because of increases in volume, and was partially offset by a decline in service charges on commercial checking accounts. Mortgage banking revenue declined by $188,000, or 19 percent, to $794,000 for the first nine months of 2005, compared to $982,000 for the same period in 2004. This was primarily due to a decline in mortgage refinancing activity. Net gain on sales of available for sale securities declined $237,000, or 102 percent, from a gain of $233,000 for the nine month period ended September 30, 2004 to a loss of $4,000 for the nine month period ended September 30, 2005. This decline was due to securities that were sold at a net loss during the 2005 as part of the Corporation’s asset and liability management process. Income from insurance premiums and brokerage fees declined $67,000, or 6 percent, to $1,044,000 for the first nine months of 2005, compared to $1,111,000 for the same period in 2004. This was primarily the result of a decline in insurance premium revenue on new policies and policy renewals as well as lower brokerage volume and fees, which were partially offset by an increase in the annual profit-sharing income from the insurance underwriters, which is based on the loss rate of the Byron Insurance Agency policyholders. Other non-interest income increased $8,000, or 2 percent, to $403,000 for the nine-month period ended September 30, 2005, compared to $395,000 for the same period in 2004.

Non-interest Expense

        Non-interest expense increased $186,000, or 4 percent, to $4,429,000 for the three months ended September 30, 2005, compared to $4,243,000 for the same period in 2004. Total salaries and benefits expense declined $101,000, or 4 percent, to $2,588,000 for the third quarter of 2005, compared to $2,689,000 for the third quarter of 2004. This decline is primarily the result of lower costs of providing employee health insurance. Occupancy and equipment cost declined $24,000, or 4 percent, to $561,000 for the three months ended September 30, 2005, compared to $585,000 for the same period in 2004. The decrease was primarily the result of a decline in depreciation expense on the Bank’s furniture, fixtures and equipment. Management expects to complete an upgrade of the Bank’s data processing and communications systems during 2006, which will increase depreciation expense. Other non-interest expense increased $311,000, or 32 percent, to 1,280,000 for the third quarter of 2005, compared to $969,000 for the third quarter of 2004. The increase was primarily due to higher marketing expenses and supplies expenses related to the name change of the Bank, as well as higher ATM processing fees due to increased volume.

        Non-interest expense increased $292,000, or 2 percent, to $13,012,000 for the nine months ended September 30, 2005, compared to $12,720,000 for the same period in 2004. Total salary and benefits expense declined $539,000, or 7 percent, to $7,428,000 for the first nine months of 2005, compared to $7,967,000 for the same period in 2004. This decline was due to a decline in the average number of full-time equivalent employees, reduced mortgage commissions due to less mortgage production and lower employee health insurance costs. Occupancy and equipment costs increased only $4,000, or less than 1 percent, to $1,795,000 for the nine months ended September 30, 2005, compared to $1,791,000 for the nine months ended September 30, 2004. Cost containment efforts of the past several years have contributed to the low rate of expense growth. Other non-interest expenses increased $827,000, or 28 percent, to $3,789,000 for the nine months ended September 30, 2005, compared to $2,962,000 for the same period in 2004. This was partially the result of a one-time reduction of $336,000 to the directors deferred compensation expense that occurred in 2004, due to an amendment to the existing plan. Also included in the increase of other non-interest expense was an increase in professional and legal fees of $168,000, an increase in stationary and supplies expense of $107,000 and an increase in marketing expenses of $169,000. These increases were primarily the result of additional expenses due to the name change of the Bank.

Provision for Federal Income Tax

        The provision for federal income taxes was $702,000, which equates to an effective tax rate of 30% for the three-month period ended September 30, 2005, compared to $331,000, which equates to an effective tax rate of 26%, for the same period in 2004. The provision for income taxes was $1,746,000, which equates to an effective tax rate of 29% for the nine-month period ended September 30, 2005, compared to $965,000, which equates to an effective tax rate of 26%, for the nine-month period ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $2,440,000 from December 31, 2004, to September 30, 2005; this represents a change of 4 percent. The change in the Corporation’s total stockholders equity is the net result of the Corporations net income for the nine month period ended September 30, 2005, which was reduced by the quarterly dividends that were paid during that same period, and a change in the securities valuation, which caused a $559,000 decline in accumulated other comprehensive income, from December 31, 2004 to September 30, 2005. An adjustment between additional paid-in capital and retained earnings, of $9 million was made in the second quarter of 2005 to account for the 10 percent stock dividend that was paid on May 31, 2005. During the third quarter of 2005 the Corporation repurchased 3,379 shares from the Employee Stock Ownership Plan (ESOP), as part of the termination of this plan, which resulted in a $142,000 reduction to shareholders equity.

        Quarterly dividends of $0.14, $0.16 and $0.18 per share were paid to the shareholders during the first nine months of 2005. A 10 percent stock dividend was also paid during the second quarter of 2005. On September 16, 2005 the Corporation announced a dividend $0.18 per share. The dividend was paid October 28, 2005, to shareholders of record on October 7, 2005.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at September 30, 2005 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	September 30, 2005	December 31, 2004

Tier 1 capital			$59,492	$56,475
Tier 2 capital			6,267	5,666

Total regulatory capital			$65,759	$62,141

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.44%	10.71%
Tier 1 risk-based capital	4%	6%	11.88%	12.42%
Total risk-based capital	8%	10%	13.13%	13.67%

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

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine month period ended September 30, 2005, total portfolio loans increased $38 million, with the increase funded through core deposit growth and the use of brokered deposits. Brokered deposits increased $12 million from December 31, 2004 to September 30, 2005. Management expects to be in a federal funds purchased position throughout 2005 and has established a target level for federal funds purchased of $10 million. At September 30, 2005, the Bank had federal funds purchased totaling $11 million and had available and unused federal funds lines of credit totaling $39 million from various correspondent banks.

        Management anticipates that loan growth, during the remainder of 2005, will exceed the Bank’s ability to grow deposits and will likely utilize brokered certificates of deposit and FHLB advances to provide funding for loan growth.

        Cash and cash equivalents increased $2 million from December 31, 2004 to September 30, 2005. The current level of cash and cash equivalents is deemed to be acceptable and is not expected to change significantly from this level.

        Operating activities provided net cash of $8 million during the first nine months of 2005, compared to $5 million in the first nine months of 2004. The increase was primarily the result of the increase in net income. Investing activities used net cash of $41 million for the first nine months of 2005, compared to $25 million for the same period in 2004. This increase was mainly the result of a $6 million increase in the net cash used for loans held for investment, when compared to last year as well as an $8 million increase in the net cash used for the purchase of available-for-sale securities. Financing activities during the first nine months of 2005 provided net cash of $35 million, compared to $11 million for the same period in 2004. This increase was the result of a $50 million increase in deposits during the nine months ended September 30, 2005, compared to a $5 million increase in deposits during the same period in 2004. This was partially offset by a $28 million decrease in securities sold under agreements to repurchase in the first nine months of 2005 compared to an $11 increase in the same period of 2004.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of September 30, 2005.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$43,659	(24.6%)	$23,029	2.8%
200 basis point rise	48,352	(16.5%)	22,817	1.9%
100 basis point rise	53,108	(8.3%)	22,608	0.9%
Base rate	57,899	-	22,398	-
100 basis point decline	62,708	8.3%	21,799	(2.7%)
200 basis point decline	67,432	16.5%	20,870	(6.8%)
300 basis point decline	71,870	24.1%	19,006	(15.1%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation's assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date: November 9, 2005

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