Form 10-K
period 2005-12-31
O A K FINANCIAL CORP
filed 2006-03-15
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $1.00 par value
(Title of Class)
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__]    No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes [__]    No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [__]    Accelerated Filer [X]    Non-Accelerated Filer [__].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]    No [X].

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2005: $82,667,027
As of February 24, 2006, there were outstanding 2,234,536 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2006 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

The Company

        OAK Financial Corporation (the “Company”) was incorporated under the laws of the State of Michigan on October 13, 1988, for the purpose of becoming a bank holding company. The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns the outstanding stock of Byron Bank (the “Bank”), which is organized under the laws of the State of Michigan. Aside from the Bank, the Company has no other substantial assets. The Company conducts no business except for the provision of certain management and operational services to the Bank, the collection of dividends from the Bank and the payment of dividends to the Company’s stockholders. The executive office of the Company is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s operations are considered by Management to be aggregated in one reportable operating segment.

        The Company and all its subsidiaries are provided staff resources through OAK ELC, an employee leasing company. OAK ELC provides staffing solely to the Company and its subsidiaries.

The Bank

        The Bank was organized in 1921 as a Michigan banking corporation. The executive office of the Bank is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank’s main office is located in Byron Center and it serves other communities with a total of 13 offices. The Bank’s offices are located in Kent County, Ottawa County and the northern portion of Allegan County. The area in which the Bank’s offices are located, which is basically south and west of the city of Grand Rapids, has historically been rural in character but now has a growing suburban population as the Grand Rapids Metropolitan Area expands.

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

        On November 7, 2005 the Bank opened a new branch location in Wayland, Michigan. The branch is located in a great location with a fast growing population as the greater Grand Rapids area continues to expand to the south of the city.

        The Bank provides a broad range of financial products and services through its branch network in West Michigan. A typical branch includes a full service lobby, most with drive-thru service and automatic teller machines. The Bank provides a wide range of commercial and personal banking services, including but not limited to: real estate, consumer and commercial loans, checking accounts, savings accounts, certificates of deposit, safe deposit boxes, internet banking, electronic ATM banking, telephone banking and other electronic banking services. Currently, the Bank does not offer trust services.

        The Bank owns a subsidiary, Byron Investment Services, Inc., which offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. During 2004, Byron Investment Services, Inc. added tax preparation to its list of available services. This service allows Byron Investment Services to prepare customers’ tax returns and advise them on investment strategies. Byron Investment Services owns Byron Insurance Agency, Inc., which offers property and casualty, life, disability and long-term care insurance. OAK Title Insurance Agency, Inc., a wholly owned subsidiary of Byron Investments Services, Inc., offers title insurance, through a joint venture with a regional title agency.

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

Bank Competition

        The Bank has thirteen offices, one within each of the communities it serves. Within these communities, its principal competitors are Comerica Bank, JP Morgan Chase, Fifth-Third Bank, Flagstar Bank, National City Bank, Huntington National Bank, Macatawa Bank, Mercantile Bank of Michigan, United Bank of Michigan, and various credit unions. The bank’s products, services, and pricing are competitive within the markets served.

        The financial services industry is very competitive. Principal methods of competition include loan and deposit pricing and the quality of services provided. The deregulation of the financial service industry has led to increased competition among banks and other financial institutions for funds, which traditionally have been deposited with commercial banks. The enactment of the Gramm-Leach-Bliley Act of 1999, which permits the combination of banks, insurance companies, and securities firms, has also increased competition in the financial services industry. Management continues to evaluate the opportunities for the expansion of products and services and additional branching opportunities. Management also believes the Bank is well positioned to compete effectively with other providers of financial services in West Michigan.

Source of Revenue

        The Bank’s principal sources of revenue include net interest income and non-interest income. The net interest revenue is the difference between the interest the Bank earns on loans and investments and the interest the Bank pays on deposits and other interest bearing borrowed funds. Non-interest revenue includes fees from the sale of loans, deposit service charges, insurance premium income, brokerage fees, mortgage banking revenue, and other fees collected for services provided. Mortgage banking revenue includes the gains resulting from the origination and sale of mortgage loans and fees received for servicing mortgage loans for others. The sources of income for the three most recent years are as follows:

% of total revenue:	2005	2004	2003

Net interest revenue	79.5%	73.9%	73.0%
Non-interest revenue	16.6%	20.5%	19.2%
Mortgage banking revenue	3.9%	5.6%	7.8%

Employees

        As of December 31, 2005, the Registrant and subsidiaries employed 164 full-time and 73 part-time persons. Management believes that relations with employees are good.

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

        The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act. During 2004, the Company became an accelerated filer based on its aggregate market value as of June 30, 2004. As such, the Company is required to file regulatory reports on an accelerated basis and is also required to issue a report regarding the company’s system of internal controls.

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

        In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund (the “SAIF”), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. The FDIC is required to issue regulations implementing the new Act.

        FICO Assessments. The Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the SAIF, which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025 percent of deposits.

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

        As of December 31, 2005, the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

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

Item 1A. Risk Factors.

        You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

        The Company has credit risk inherent in its asset portfolio, and its allowance for loan losses may not be sufficient to cover actual loan losses.

        The Bank’s loan customers may not repay their loans according to their respective terms, and any collateral securing the payment of these loans may be insufficient to assure repayment. As a result, the Bank may experience significant credit losses, which could have a material adverse effect on the Company.

        To offset this risk, the Company makes various assumptions and judgments about the collectibility of the Bank’s loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets that may serve as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of current economic conditions. However, if its assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses inherent in the Bank’s loan portfolio, and adjustments may be necessary to account for changing economic conditions or adverse developments in the loan portfolio. Material additions to the allowance would materially decrease net income.

        The allowance for loan losses is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Company does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the provision for loan losses or recognize additional loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition of the Company.

        Fluctuations in interest rates and economic conditions could reduce the Company’s profitability and negatively affect its capital and liquidity.

        The Company realizes income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Company’s interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities. While the Company has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to its position, this “gap” will work against it, and its earnings may be negatively affected.

        The Company is unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:

•	inflation or deflation rates;
•	levels of business activity;
•	recession;
•	unemployment levels;
•	money supply;
•	domestic or foreign events; and
•	instability in domestic and foreign financial markets.

        In addition, substantially all of the Bank’s loans are to businesses and individuals in West Michigan, and any decline in the economy of West Michigan could adversely affect the Bank.

        The Company relies heavily on its management team. The loss of key managers may adversely affect its operations.

        The success of the Company depends in large part on its ability to attract and to retain senior management experienced in banking and financial services. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business and financial results.

        Competition with other financial institutions could adversely affect the Company's profitability.

        The Company faces vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, mortgage banking companies, credit unions, and other financial organizations. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on the Bank. As a result, these non-bank competitors may have an advantage over the Company in providing certain services, and this competition may reduce or limit the Company’s margins on banking services, reduce its market share, and adversely affect its results of operations and financial condition.

        The Company's operations may be affected by its ability to adapt to and take advantage of technological changes.

        The banking industry continues to experience rapid technological changes with frequent introductions of new technology-driven products and services. The success of the Company will depend in part on its ability to invest in technology resources and/or negotiate favorable contracts with third-party service providers to provide certain back office functions that benefit from technologically advanced resources. Many of the Company’s competitors have substantially greater resources to invest in technological improvements or to do so at a lower cost than is available to the Company. In addition, improvements in the ability to deliver financial products and services over the internet may continue to expand the Bank’s field of competition to institutions located outside of the Bank’s geographic market. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

        Changes in economic conditions could adversely affect the Company's loan portfolio.

        The Company’s success depends to a great extent upon general economic conditions. The economy in the State of Michigan has generally been slow within the past five years. Unlike larger banks that are more geographically diversified, the Company provides banking services to customers primarily in West Michigan. The Company’s loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is therefore impacted by local economic conditions.

        An economic slowdown could have many adverse consequences, including the following:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the Company' products and services may decline; and
•	Collateral for the Company’s loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.

        The Company operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

        The Company is subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on it and the Bank and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect its powers, authority, and operations, which could increase its costs of doing business and, as a result, give an advantage to its competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on the Company’s results of operations and financial condition. The effect of this regulation can be significant and cannot be predicted with a high degree of certainty.

        The Company’s ability to pay dividends on its common stock is limited not only by its profitability, but also by bank regulation.

        Most of the Company’s revenues are received in the form of dividends paid to it by its subsidiary Bank. Thus, its ability to pay dividends to the holders of its common stock is indirectly limited by statutory restrictions on the ability of its subsidiary Bank to pay dividends to it. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The FDIC has similar enforcement powers over the Bank. Federal law has “prompt corrective action” provisions that authorize the Federal Reserve Board to restrict its payment of dividends for an insured bank that fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by federal banking regulation, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if, after the distribution, the Company is able to pay its debts as they become due in the usual course of business and its total assets equal or exceed the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the dividend.

        In addition, under Michigan banking laws, the Bank may not pay dividends except out of net income after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless it will have surplus amounting to at least 20% of its capital after the payment of the dividend.

        There is a limited trading market for the Company's common stock.

        The Company’s common stock is reported on the OTC Bulletin Board under the symbol “OKFC.” The development and maintenance of an active trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond the Company’s control or the control of any market maker. Although the Company is publicly traded and file reports with the SEC, the volume of trading activity in its stock is relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue.

Item 1B. Unresolved Staff Comments.

        There are no unresolved SEC comments with respect to reports filed by the Company under the Securities Exchange Act of 1934.

Item 2. Properties.

        The Company and the Bank own and operate a total of 13 facilities in Michigan. The facilities are located in Kent, Ottawa, and Allegan Counties. The individual properties are not material to the Company’s or the Bank’s business or to the consolidated financials.

        With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered adequate for current and anticipated needs.

        In addition to the facilities described above, the Bank owns another facility, which was previously occupied by the Bank’s mortgage lending operations. During 2005 the mortgage operations of the Bank were consolidated into the main office in Byron Center. The Company does not anticipate a continuing need for this facility and currently has it listed for sale.

Item 3. Legal Proceedings.

        From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4. Submission of Matters to Vote of Security Holders.

        None.

Executive Officers of the Company

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2005:

Name	Age	Position with Company	Year Became an Executive Officer

Patrick K. Gill	54	President, Chief Executive Officer and Director of the Company and the Bank	2002

James A. Luyk	43	Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company and the Bank	2000

Thomas L. Fitzgerald	60	Executive Vice President and Chief Lending Officer of the Company and the Bank	2002

        Prior to being named President and Chief Executive Officer in 2002, Mr. Gill served as President and Chief Executive Officer of Pavilion Bancorp, Inc. for more than five (5) years.

        Prior to being named Executive Vice President and Chief Financial Officer in 2000, Mr. Luyk served as regional controller for Huntington National Bank.

        Prior to being named Executive Vice President and Chief Lending Officer in 2002, Mr. Fitzgerald served as Vice President, in charge of business development, at National City Bank for more than five (5) years.

PART II

Item 5. Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the range of high and low sales prices of the Company’s common stock during 2005 and 2004, based on information available to the Company, as well as per share cash dividends declared during those periods.

	Sales Prices		Cash Dividends Declared
2005	High	Low
First Quarter	$ 41.82	$40.95	$0.14
Second Quarter	$ 44.00	$40.90	$0.16
Third Quarter	$ 44.00	$42.00	$0.18
Fourth Quarter	$ 45.00	$43.30	$0.18
2004	High	Low
First Quarter	$ 40.23	$36.25
Second Quarter	$ 41.41	$38.81	$0.27
Third Quarter	$ 42.90	$40.77	$0.14
Fourth Quarter	$ 41.59	$40.86	$0.14

        At February 20, 2006, the Company has 849 record holders of our common stock. In addition, we estimate that there were approximately 439 beneficial owners of our common stock who own their shares through brokers or banks. The common stock is traded and quoted on the Over-the-Counter Bulletin Board under the symbol “OKFC”.

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

Item 6. Selected Financial Data (dollars in thousands, except per share data).

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31,

	2005	2004	2003	2002	2001
Consolidated Results of Operations:
Interest income	$ 32,052	$ 24,734	$ 26,611	$ 32,029	$ 36,120
Interest expense	10,884	8,498	9,733	12,904	16,809

Net interest income	21,168	16,236	16,878	19,125	19,311
Provision for loan losses	480	(1,100)	625	4,070	3,025
Non-interest income	5,479	5,867	6,367	6,636	5,442
Non-interest expenses	17,631	16,946	16,898	16,423	14,068

Income before federal income taxes	8,536	6,257	5,722	5,268	7,660
Federal income taxes	2,478	1,753	1,564	1,490	1,644

Net income	$ 6,058	$ 4,504	$ 4,158	$ 3,778	$ 6,016

Per Share Data:
Net income	$ 2.71	$ 2.01	$ 1.86	$ 1.69	$ 2.69
Cash dividends declared	$ .66	$ .55	$ .49	$ .65	$ .85
Book Value	$ 27.12	$ 25.63	$ 24.61	$ 23.51	$ 22.04
Weighted average shares outstanding	2,237	2,238	2,238	2,237	2,238
Consolidated Balance Sheet Data:
Total assets	$591,085	$ 540,338	$508,533	$537,472	$500,782
Loans, net of unearned income	453,879	408,867	363,565	377,567	379,345
Allowance for loan losses	7,160	6,846	8,390	8,398	6,983
Deposits	487,797	416,137	371,064	397,412	358,954
Stockholders' equity	60,595	57,353	55,080	52,606	49,283
Consolidated Financial Ratios:
Tax equivalent net interest income to average
earning assets	4.04%	3.42%	3.59%	4.06%	4.40%
Return on average equity	10.28	8.05	7.75	7.39	12.64
Return on average assets	1.07	.87	.80	.72	1.26
Non-performing loans to total loans	.40	.37	.58	2.47	1.41
Efficiency ratio	64.80	75.80	71.70	62.56	56.28
Dividend payout ratio	25.98	33.89	26.43	38.58	31.58
Equity to asset ratio	10.25	10.61	10.83	9.79	9.84
Tier 1 leverage ratio	10.40	10.71	10.56	9.40	10.01

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2003 through 2005. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

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

        Commercial loan rating system and identification of impaired loans – The Company has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. Also, in addition to routine examinations by bank regulators, the Company employs external loan review services to assess the accuracy of risk ratings.

        Originated mortgage-servicing rights (“OMSR”) — The Company records the original “OMSR” based on market data. The “OMSR” is amortized into non-interest income, in proportion to the period of the estimated future net servicing income of the underlying financial asset. Additionally, an independent third party valuation is performed to determine potential impairment of the “OMSR” as a result of changes in interest rates and expected future loan repayment speeds. Changes in interest rates or repayment speeds could have an impact on the carrying value of the mortgage servicing assets.

FINANCIAL CONDITION

Summary

        Total assets increased $51 million, or 9 percent during 2005 to a record $591 million. For the year, total loans outstanding increased $45 million, or 11 percent and total deposits increased $72 million, or 17 percent. The increase in total loans was primarily due to a $53 million, or 18 percent increase in commercial and commercial real estate loans, which was somewhat offset by a $6 million, or 23 percent decline in consumer loans and a $2 million, or 2 percent decline in mortgage loans. The increase in total deposits included the transfer of approximately $30 million of funds from the Bank’s repurchase product and a $24 million, or 47 percent increase in brokered deposits. A discussion of changes in balance sheet amounts by major categories follows:

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

        The Bank pledges some of its securities to secure Federal Home Loan Bank borrowings and securities sold under agreements to repurchase or for other purposes as required or permitted by law. For administrative purposes, the Bank generally pledges more securities than required. The Bank was required to have approximately $4 million pledged at December 31, 2005, compared to $33 million at December 31, 2004. The decline in the number of securities required to be pledged was due to the decline in the number of securities sold under agreements to repurchase that occurred during 2005.

        All of the Company’s securities are classified as available-for-sale. As a result, changes in market value are recognized as adjustments to the carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity. The Company’s total holdings increased approximately $3 million from December 31, 2004 to December 31, 2005. The slight increase is the result of the asset liability management of the Bank in relation to the loan and deposit growth the Bank experienced in 2005.

Securities available-for-sale:	Amortized Cost	Fair Value	Amount Pledged
December 31, 2005	$103,356	$102,563	$32,300
December 31, 2004	$ 98,914	$ 99,773	$79,083

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2005. The weighted average interest rates have been computed on a fully taxable equivalent basis, using a 34 percent tax rate, based on amortized cost.

	Maturing _________________________________________________________(dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield
Available for Sale:
US government securities	$ 5,013	3.55%	$16,798	4.25%	$ -	-	$ -	-
Mortgage-backed securities	57	5.54%	25,540	4.37%	383	3.86%	-	-
States and Political
Subdivisions	4,080	5.01%	35,444	4.82%	11,769	5.89%	-	-
Other Securities	985	2.79%	2,494	3.52%	-	-	-	-

	$10,135	4.08%	$80,276	4.52%	$12,152	5.83%	-	-

The Loan Portfolio

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. In previous years the Bank appointed an internal loan review officer to monitor the credit quality of the loan portfolio. During 2005, the Bank began using the services of an independent third party, to periodically review the credit quality of the loan portfolio. These reviews are submitted to the Risk Management Officer and to the Audit Committee.

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

        The Bank experienced excellent growth during 2005 in the commercial real estate and commercial loan portfolios. Commercial real estate loans increased $41 million, or 19 percent and commercial loans increased $11 million, or 15 percent. The commercial and commercial real-estate loan portfolios are the primary source of growth for the Bank’s total loan portfolios and are expected to continue to be in the future. Consumer loans declined $6 million, or 23 percent from December 31, 2004 to December 31, 2005. Total consumer loans continue to decline as a result of the Bank’s substantial exit from the consumer indirect lending business. As of December 31, 2005, the Bank had indirect loans totaling approximately $7 million, down 34 percent from $10 million at December 31, 2004. Management expects the indirect consumer loan portfolio to continue to decline during 2006. During 2005, total loans secured by residential real estate declined $2 million, or 2 percent from $89 million at December 31, 2004 to $87 million at December 31, 2005.

        It is the Bank’s general practice to sell residential real estate loans with maturities over 15 years. During 2005, the Bank sold loans totaling approximately $2 million with the servicing rights retained and $57 million with the servicing rights released. At December 31, 2005 and 2004, the Bank was servicing loans totaling approximately $205 million and $240 million, respectively.

        In addition to the communities served by the Bank’s branches, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Bank will occasionally participate with other financial institutions to reduce the Bank’s exposure to risk on certain large commercial loans or to fund loans, which would otherwise exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)

	Year ended December 31,
	2005		2004
	Amount	%	Amount	%
Commercial Real Estate	$259,886	57	$218,564	53
Residential Real Estate	86,638	19	88,605	22
Commercial	87,440	19	75,980	19
Consumer	19,915	5	25,718	6

Total loans	$453,879	100%	$408,867	100%

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

        Management takes steps in the loan administration area to ensure that the Bank’s underwriting standards are adequate. Management believes that the asset quality of the Bank continues to be in excellent shape. However, asset quality is also dependent upon general and local economic conditions and other factors outside of the Bank’s control.

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

	December 31,
	2005	2004
Non-accrual loans	$1,178	$1,430
90 days or more past due & still accruing	374	65

Total non-performing loans	1,552	1,495
Other real estate	248	-

Total non-performing assets	$1,800	$1,495

As a percentage of portfolio loans
Non-performing loans	.34%	.37%
Non-performing assets	.40%	.37%
Allowance for loan losses	1.58%	1.67%
Allowance for loan losses as a percentage of non-performing loans	461%	458%

        The Bank’s total non-performing assets as of December 31, 2005 increased 20 percent, compared to December 31, 2004. This increase primarily reflects two small commercial properties that were held as other real estate at the end of 2005. The allowance for loan losses as a percentage of portfolio loans declined from 1.67 percent at December 31, 2004 to 1.58 percent at December 31, 2005. As of December 31, 2005 there were no other interest bearing assets, which required classification.

Foregone Interest on Non-Performing Loans (in thousands)

        The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2005, 2004 and 2003 had those loans been accruing interest in accordance with the original terms of the loan agreements (pro forma interest) and the amount of interest income actually included in net interest income for those years.

	For the Year Ended December 31,
	2005		2004		2003

	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured
Pro forma interest	$110	$5	$136	$4	$33	$99
Interest earned	4	5	50	4	25	98

Foregone interest income	$106	$ -	$ 86	$ -	$ 8	$ 1

Allowance for Loan Losses (dollars in thousands)

	Year Ended December 31,

	2005	2004	2003
Balance at beginning of year	$ 6,846	$ 8,390	$ 8,398
Charge-offs:
Commercial real estate	-	-	(310)
Residential real estate	(25)	-	(1)
Commercial	(12)	(99)	(126)
Consumer	(413)	(711)	(799)

	(450)	(810)	(1,236)
Recoveries:
Commercial real estate	2	49	69
Residential real estate	-	-	-
Commercial	76	77	58
Consumer	206	240	476

	284	366	603
Net charge-offs	(166)	(444)	(633)
Additions (Reductions) to allowance
charged (credited) to operations	480	(1,100)	625

Balance at end of year	$ 7,160	$ 6,846	$ 8,390

Net charge-offs as a percent of average loans	.04%	.12%	.18%

        As discussed under “Critical Accounting Policies” the Bank establishes an allowance for loan losses including a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors. Due to the growth of the Bank’s loan portfolio and continued improvements in the Bank’s asset quality, the allowance for loan losses as a percent of total loans decreased from 1.67 percent at December 31, 2004 to 1.58 percent at December 31, 2005.

        Net loans charged off for the year, as a percentage of average loans outstanding, decreased from .12 percent in 2004 to .04 percent in 2005. This is primarily the result of the reduction in the amount of consumer loans charged off during the year, which was partially offset by a reduction in the amount of funds recovered on loans.

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

	Year ended December 31,
	2005		2004		2003
	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance
Commercial and
commercial real estate	$5,615	78%	$4,775	70%	$5,591	67%
Real estate mortgages	328	5	301	4	303	4
Consumer	1,082	15	1,269	19	1,534	18
Unallocated	135	2	501	7	962	11

Total	$7,160	100%	$6,846	100%	$8,390	100%

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

        Actual losses experienced in the future could vary from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could affect the adequacy of the allowance for loan losses. While amounts are allocated to various portfolios as directed by Statement of Financial Accounting Standards No. 114, the entire allowance for loan losses is available to absorb losses from any portfolio segment.

Sources of Funds

        The primary sources of funding for the Bank are deposits, which includes brokered deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances, federal funds purchased and other borrowed funds. Total deposits increased $72 million, or 17 percent, from December 31, 2004 to December 31, 2005. Non-interest bearing demand accounts increased $12 million, or 20 percent from 2004 to 2005. Money market and savings accounts increased $5 million, or 7 percent from December 31, 2004 to December 31, 2005. The increase in money market and savings accounts includes the transfer of approximately $30 million in funds from the Bank’s repurchase product. Certificates of deposit increased $58 million, or 8 percent, during 2005. This includes an increase in brokered deposits of $24 million, or 47 percent. The increase in brokered deposits is primarily the result of loan growth exceeding the Bank’s growth of local deposits. The Bank plans to continue to use brokered deposits as part of its asset & liability management plan.

        Non-deposit sources of funding decreased $25 million, or 40 percent from December 31, 2004 to December 31, 2005. The decline is primarily due to a reduction of $30 million in securities sold under agreements to repurchase, which were transferred into NOW, money market and savings accounts.

        Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank’s strategic plan. The checking and savings product mix is also aligned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. In addition to the traditional bank offices, the Company provides a wide array of alternative electronic methods to serve customers. Use of the Bank’s cash management products as well as business sweep products has increased during the past year. The Bank expects these products to continue to be excellent tools in marketing to potential business customers. Mobile Banking, a business banking courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important Bank documents, has also been beneficial in increasing the Bank’s customer base. Management expects this service to continue to be a key factor in attracting new business customers to the Bank.

Average Deposit Balances (dollars in thousands)

        The following table lists the total average deposit balances during 2005 and 2004 and the weighted average rates paid on the funds provided:

	Average for the Year
	2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$ 65,948		$ 57,651
NOW Accounts	123,094	1.59%	80,395	1.25%
MMDA/Savings	84,407.67		87,585.45
Time - negotiable brokered	67,111	4.07	42,087	4.89
Time	118,057	3.12	112,638	2.66

Total Deposits	$458,617	1.95%	$380,356	1.70%

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

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2005			December 31, 2004
	Average Balance	Average Maturity	Average Rate	Average Balance	Average Maturity	Average Rate
Repurchase agreements	$ 7,490	1 day	0.74%	$44,634	1 day	0.73%
FHLB Borrowings	24,121	38 months	5.70	30,063	49 months	5.39
Federal funds purchased	9,752	1 day	3.53	4,676	1 day	1.83
Other borrowings	1,199	1 day	2.96	1,099	1 day	1.12

	$42,562		4.25%	$80,472		2.54%

        Repurchase agreements are a variable interest rate borrowing with a 1-day maturity. These borrowings are from local customers of the Bank. The FHLB borrowings have a fixed term and fixed interest rate.

RESULTS OF OPERATIONS

Summary

        The Company achieved net income of $6.1 million in 2005, up 35 percent from the $4.5 million reported for 2004. Basic and diluted earnings per share for the full year amounted to $2.71, an increase of 35 percent over the $2.01 reported in 2004. The rise in net income was the result of the increase in net interest income and tight control over operating expenses.

        Net interest income increased $4.9 million, or 30 percent to $21.2 million in 2005 compared to $16.3 million in 2004. The increase was a result of the improvement in the net interest margin, due to short-term interest rates increasing from their historically low levels of eighteen months ago. The net interest margin was 4.04 percent in 2005 compared to 3.42 percent in 2004.

        During 2005, the Bank charged a provision for loan losses to income of $480,000, compared to a credit of $1.1 million in 2004. The significant change was the result of improvements in the Bank’s asset quality that occurred in 2004, allowing the Bank to reverse $1.1 million from the allowance for loan losses in the fourth quarter of 2004. The provision that was charged to income in 2005 was the result of the increases in the Bank’s loan portfolio.

        Non-interest income declined 7 percent in 2005, which is the result of a 14 percent decline in mortgage banking revenue and a 100 percent decline in the net gain on sales of available for sale securities resulting from a loss on the sale of securities that was realized in 2005. The decline in mortgage banking revenue is due to a reduction in mortgage activity.

        Total non-interest expenses increased only 4 percent from 2004 to 2005. Salaries and benefits expenses remained flat in 2005, compared to 2004. This was mainly the result of increases in salaries being offset by a reduction in the cost of providing employee health care. Non-employment related expenses increased 10 percent in 2005. This was the result of increases in marketing, printing and supplies and professional fees related to the name change of the Bank that occurred in 2005 as well as increases in data processing and software expenses.

Earnings Performance (in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net income	$ 6,058	$ 4,504	$ 4,158
Per share of common stock	$ 2.71	$ 2.01	$ 1.86
Earnings ratios:
Return on average assets	1.07%	.87%	.80%
Return on average equity	10.28%	8.05%	7.75%

        Net income increased 35 percent from 2004 to 2005. This was primarily the result of the improvement in the Bank’s net interest margin that occurred in 2005, which was partially offset by a decline in non-interest income of 7 percent, due to a decline in net gains on the sale of securities and a decline in mortgage banking revenues. This resulted in an increase in earnings per share from $2.01 in 2004 to $2.71 in 2005.

        Net income increased approximately 8 percent from 2003 to 2004. The asset quality improvements that the Bank made over 2003 and 2004 resulted in the reversal of $1.1 million of the allowance for loan losses during 2004. This reversal offset a decline in net interest income due to the low interest rate environment and the compression of the net interest margin. It also compensated for an 8 percent decline in non-interest income that was mainly the result of a decline in mortgage related fees.

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)

	Year ended December 31,

	2005			2004			2003

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets
Federal funds sold	$638	$22	3.48%	$3,283	$37	1.14%	$27,170	$305	1.12%
Securities:
Taxable	68,451	2,587	3.78%	75,185	2,296	3.05%	73,122	2,362	3.23%
Tax-exempt(1)	33,914	1,890	5.57%	27,261	1,608	5.93%	21,856	1,479	6.77%
Loans and leases(2)(3)	434,387	28,114	6.47%	383,072	21,286	5.56%	362,641	22,928	6.32%

Total earning assets/total
interest income	537,390	$32,613	6.07%	488,801	25,227	5.16%	484,789	27,074	5.58%

Cash and due from banks	11,002			10,667			11,330
Unrealized gain	111			1,129			2,245
All other assets	25,674			25,334			28,623
Allowance for loan loss	(7,040)			(8,172)			(8,495)

Total assets	$567,137			$517,759			$518,492

Liabilities and
Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/ NOW accounts	$207,501	$2,529	1.22%	$167,980	$1,399.83%		$142,850	$842.59%
Time	185,169	6,414	3.46%	154,725	5,054	3.27%	183,328	6,649	3.63%
Securities sold
under agreements to
repurchase and federal funds purchased	17,242	400	2.32%	49,310	412	0.83%	47,083	470	1.00%
Other borrowed money	29,273	1,541	5.27%	31,162	1,633	5.24%	34,202	1,772	5.18%

Total interest
bearing liabilities/ total
interest expense	439,185	$10,884	2.48%	403,177	$8,498	2.11%	407,463	$9,733	2.39%

Non-interest bearing deposits	65,327			57,651			54,271
All other liabilities	3,681			990			3,074

Total liabilities	508,193			461,818			464,808
Stockholders' Equity:
Total equity	58,944			55,941			53,684

Total liabilities and equity	$567,137			$517,759			$518,492

Net interest income-FTE		$21,729			$16,729			$17,341

Net interest margin as a percentage of average earning assets - FTE			4.04%			3.42%			3.59%

(1)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.
(2)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $1,678,000, $1,450,000 and $3,605,000 in 2005, 2004 and 2003 respectively.
(3)	Interest on loans includes net origination fees totaling $245,000 in 2005, $258,000 in 2004 and $226,000 in 2003.

        Net interest income is the principal source of income for the Company. In the current year, tax equivalent net interest income increased $5.0 million to $21.7 million in 2005, a 30 percent increase from 2004. This resulted in a net interest margin, as a percentage of average earning assets, on a fully taxable equivalent basis, of 4.04 percent.

        In 2005, the yield on total earning assets increased 91 basis points, compared to a 37 basis point increase in the total interest-bearing liabilities cost of funds. The increase in both the interest yield and the cost of funds was a direct result of the short-term rates rising during 2005. As a result, the Company’s net interest margin showed continued improvement, rising steadily from 3.84 percent in the first quarter of 2005 to 4.26 percent in the fourth quarter of 2005.

        In 2004, the yield on total earning assets declined 42 basis points, compared to a 28 basis point decline in the total interest-bearing liabilities cost of funds, when compared to 2003. These declines were the direct result of the low interest rate environment that occurred over the past few years. During 2004, the interest rate environment stabilized and during the second half of the year short-term rates began to rise. As a result, the Company’s net interest margin improved from 3.27 percent in the first quarter of 2004 to 3.62 percent in the fourth quarter of 2004.

        Management expects the net interest margin to compress during 2006, due to increases in the cost of funds, related to rising interest rates and increased competition for both loans and deposits. The net interest margin is also considerably affected by the monetary policies of the U.S. government, local competition and level of economic activity. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2005 Compared to 2004			2004 Compared to 2003

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in
interest income (1)
Federal funds sold	$(47)	$32	$(15)	$(272)	$4	$(268)
Securities:
Taxable	(219)	510	291	66	(132)	(66)
Tax Exempt (2)	383	(101)	282	330	(201)	129
Loans (2)	3,062	3,766	6,828	1,239	(2,881)	(1,642)

Total interest income	3,179	4,207	7,386	1,363	(3,210)	(1,847)

Increase (decrease) in
interest expense
Interest bearing deposits:
Savings/NOW Accounts	380	750	1,130	167	390	557
Time	1,041	319	1,360	(972)	(623)	(1,595)
Securities sold under
agreements to repurchase
and federal funds purchased	(396)	384	(12)	22	(80)	(58)
Other Borrowed Money	(100)	8	(92)	(159)	21	(138)

Total Interest Expense	925	1,461	2,386	(942)	(292)	(1,234)

Net interest income (FTE)	$2,254	$2,746	$5,000	$2,305	$(2,918)	$(613)

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.

(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.

        Interest from loans is the primary source of interest income for the Bank. Net interest income is significantly influenced by results of the Bank’s lending activities. During 2005, interest income increased $7.4 million, while interest expense increased only $2.4 million over the same period, resulting in a $5.0 million increase in net interest income, when compared to 2004. The primary reason interest income increased faster than interest expense was the increase in short term interest rates raising the interest rates on variable rate loans faster than the increase in rates of variable rate deposits.

        During 2004, interest income declined $1.8 million, while interest expense decline only $1.2 million, resulting in a decrease in net interest income of $0.6 million, when compared to 2003. A large reason for this decrease was due to the number of long-term fixed rate commercial loans that were shifted to floating rate commercial loans during 2003.

        The Bank’s asset/liability committee seeks to manage sources and uses of funds and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Composition of Average Earning Assets and Interest Paying Liabilities

	Year ended December 31,

	2005	2004	2003

As a percent of average earning assets
Loans	81%	78%	75%
Other earning assets	19%	22%	25%

Average earning assets	100%	100%	100%

Savings and NOW accounts	39%	34%	29%
Time deposits	34%	32%	38%
Securities sold under agreements to
repurchase, fed funds purchased
and other borrowings	9%	16%	17%

Average interest bearing liabilities	82%	82%	84%

Average earning asset ratio	95%	94%	93%
Free funds ratio	18%	18%	16%

        The Bank’s earning asset ratio increased to 95 percent in 2005, compared to 94 percent in 2004, due mainly to the increase in the Bank’s loan portfolios. The Bank’s earning asset ratio also increased to 94 percent in 2004 from 93 percent in 2003, due to the increases in the Bank’s loan portfolios.

        The free funds ratio, funds on which the Bank does not pay interest, remained at 18 percent in 2004 and 2005. The free funds ratio increased from 16 percent in 2003 to 18 percent in 2004. The increase is mainly the result of the increase in the loan portfolios combined with an increase in non-interest bearing deposits.

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was $480,000 in 2005. This compares to a credit to income of $1,100,000 in 2004 and an expense of $625,000 in 2003. The provision that was charged to earning in 2005 was due to the increases in the Bank’s loan portfolios. The credit to income in 2004 was the result of the improvement in the asset quality of the Bank. Although asset quality is substantially improved, loans originated prior to management’s adoption of new underwriting standards still present a higher level of risk than loans made after adoption of these standards. Management is projecting that the provision for loan losses charged to income in 2006 will increase, compared to 2005, to support the Bank’s anticipated loan growth, net charge-offs and changes in credit quality. The actual provision charged to income may vary from the projected amount based on changes in these factors.

        As previously reported, management works to ensure that the underwriting standards and loan administration of the Bank are appropriate. Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)

	Year ended December 31,

	2005	2004	2003

Service charges on deposit accounts	$2,540	$2,432	$2,163
Net gains on asset sales:
Loans	905	1,090	2,780
Securities	(4)	282	236
Amortization of mortgage servicing rights	(434)	(621)	(1,754)
Recovery of impairment on (impairment of)
mortgage servicing rights	-	86	146
Loan servicing fees	581	673	627
Insurance premium revenue	1,067	1,112	1,227
Brokerage revenue	256	278	307
Other	568	535	635

Total non-interest income	$5,479	$5,867	$6,367

        Non-interest income declined $388,000, or 7 percent in 2005, compared to 2004. This decline was mainly the result of a decline in mortgage-related fees and change in the net gains or losses on the sale of securities. Mortgage related fees declined $176,000, or 14 percent from 2004 to 2005. This was mainly the result of a slow down in mortgage activity, due primarily to increases in mortgage interest rates. The decline in the net gains on the sale of securities is due to a $4,000 loss that was recognized in 2005 compared to a $282,000 gain in 2004. Service charges on deposit accounts increased $108,000, or 4 percent, in 2005, compared to 2004. This increase reflects the increases in income from NSF fees and ATM fees due to higher volume.

        Non-interest income declined $500,000, or 8 percent in 2004, compared to 2003. This decline was mainly the result of a decline in mortgage-related fees. The gain on the sale of loans declined $1,690,000, or 61 percent, from 2003 to 2004. This was mainly due to a slow down in mortgage refinancing activity. This was partially offset by a $1,133,000, or a 65 percent, decline in the amortization of mortgage servicing rights. This decline was also directly related to the slowdown in mortgage refinancing activity. Service charges on deposit accounts increased $269,000, or 12 percent, in 2004, compared to 2003. This increase reflects the increases in the Bank’s deposit accounts as well as an increase in ATM fees.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

	Year ended December 31,

	2005	2004	2003

Total real estate mortgage loan originations	$75,094	$85,605	$204,897

Real estate mortgage loan sales, servicing retained	$1,860	$42,574	$165,497

Real estate mortgage loan sales, servicing released	$56,739	$24,892	$4,860

Net gains on the sale of real estate mortgage loans	$905	$1,090	$2,780

Net gains as a percent of real estate mortgage loan sales	1.54%	1.62%	1.63%

        The gain on the sale of real estate loans declined 17 percent from 2004 to 2005 as mortgage activity slowed during the year. This slow down was mainly the result of increases in mortgage rates. Total real estate mortgages originated declined to $75 million in 2005, compared to $86 million in 2004 and $205 million in 2003. During 2005, the Bank sold a majority of loans with servicing rights released. Interest rates on loans with servicing rights released were favorable for customers, when compared to the interest rates of loans with servicing rights retained. Selling loans with servicing rights released also reduces the Bank’s exposure to changes in interest rates. Net gains as a percentage of real estate mortgage loan sales for 2005 declined to 1.54 percent, compared to 1.62 percent in 2004 and 1.63 percent in 2003. The decline in 2005 was mainly the result of more aggressive pricing due to increased competition resulting from the reduction of mortgage refinancing activity.

        Net gains on the sale of loans are generally a function of the volume of loans sold. The volume of loans sold is dependent upon the Bank’s ability to originate loans, which is particularly sensitive to the absolute level of interest rates. Net gains on the sale of real estate mortgage loans are also dependent upon economic and competitive factors as well as management’s ability to effectively manage the Bank’s exposure to changes in interest rates. The Bank aggressively markets its services in the real estate area.

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year ended December 31,

	Proceeds	Gains	Losses	Net

2005	$8,823	$57	$61	$(4)
2004	12,802	282	-	282
2003	5,324	239	3	236

        The Company recognized a net loss of $4,000 on the sale of securities in 2005, compared to a net gain of $282,000 in 2004 and a net gain of $236,000 in 2003. Approximately $200,000 of the gain in 2004 and $138,000 of the gain in 2003 was due to the sale of equity securities, predominately other bank stocks, held at the parent company. In addition to providing interest income and secondary liquidity, our securities portfolio is an important part of our asset and liquidity management plan. Generally, the majority of the securities in the investment portfolio are classified as available for sale to provide flexibility in managing the Bank’s liquidity and interest rate risk.

Non-interest Expense (in thousands)

	Year ended December 31,

	2005	2004	2003

Salaries	$8,524	$8,184	$8,044
Employee benefits	1,687	2,015	1,764
Occupancy	1,399	1,305	1,249
Equipment	963	1,130	1,100
Data processing and software	1,398	1,215	1,151
Professional and legal fees	657	564	591
Printing and supplies	431	356	380
Marketing	429	237	203
Other	2,143	1,940	2,461

Total non-interest expense	$17,631	$16,946	$16,898

        Non-interest expense increased $685,000, or 4 percent in 2005, when compared to 2004. Total salaries and employee benefits expenses increased only $12,000 or less than 1 percent from 2004 to 2005. This was due to increases in salaries being offset by a reduction in the cost of providing health care to employees. The Company’s medical plan is self-insured and medical claims and participation fluctuate from year to year. Management has implemented strategies to contain health benefit costs. Occupancy and equipment costs declined $73,000 in 2005, compared to 2004. This was due to a decline in depreciation expense on equipment that had become fully depreciated in 2005. Data processing and software expenses increased $93,000 or 7 percent in 2005. This was the result of continued investment in technology upgrades to remain competitive and to maintain existing systems. The Bank anticipates a continued investment in technology in the future, which could affect equipment, data processing or software expenses. Total professional and legal fees, printing and supplies, marketing and other expenses increased $563,000 or 18 percent in 2005, compared to 2004. This was largely due to additional expenses related to the name change of the Bank.

        Non-interest expense remained relatively flat in 2004, increasing only $48,000, or less than 1 percent, compared to 2003. Total salaries and employee benefits expenses increased $391,000 or 4 percent from 2003 to 2004. The increase was mainly the result of increases in the cost of providing employee health care. Employee health care expenses increased 42 percent from 2003 to 2004. Occupancy and equipment costs rose modestly in 2004, compared to 2003. Data processing and software expenses increased $64,000 or 6 percent in 2004. This was the result of technology upgrades to maintain existing systems. Total professional and legal fees, printing and supplies, marketing and other expenses declined $538,000 or 15 percent in 2004, compared to 2003. This was mainly due to the benefits of cost reduction efforts as well as lower FDIC premiums. These benefits were partially offset by increased professional and legal expenses associated with compliance with Sarbanes-Oxley Act of 2002. During 2004 the Company had expenses related to the compliance with the Sarbanes-Oxley Act of 2002 totaling approximately $100,000.

Provision for Income Taxes

        The provision for income taxes was $2,478,000 in 2005, compared with $1,753,000 in 2004 and $1,564,000 in 2003. The Company’s effective tax rate approximated 29 percent in 2005, 28 percent in 2004 and 27 percent in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $60.6 million as of December 31, 2005, an increase of $3.2 million, or 6 percent from a year ago. The increase resulted primarily from the retention of earnings. The Company expects to fund future growth from current capital and retention of future earnings.

        In 2005, the Company declared cash dividends totaling $1.6 million, approximately 26 percent of earnings. In 2004, the Company declared cash dividends totaling $1.5 million, or approximately 34 percent of earnings.

Capital Resources (in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board as of December 31, 2005, as shown in the table below:

	Regulatory Requirements		December 31,

	Adequately Capitalized	Well Capitalized	2005	2004

Tier 1 capital			$60,853	$56,475
Tier 2 capital			6,388	5,666

Total qualifying capital			$67,241	$62,141

Tier 1 leverage ratio	4%	5%	10.40%	10.71%
Tier 1 risk-based capital	4%	6%	11.92%	12.42%
Total risk-based capital	8%	10%	13.17%	13.67%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2005, which based on scheduled maturity dates, are due in the periods indicated:

	Maturing (in thousands)

	Within one Year	After one but within five years	After five years	Total

Residential Real Estate	$10,288	$22,888	$53,462	$86,638
Installment	2,215	9,645	8,055	19,915
Commercial Real Estate	70,097	157,446	32,343	259,886
Other Commercial	44,993	38,173	4,274	87,440

Totals	$127,593	$228,152	$98,134	$453,879

Allowance for Loan Losses				(7,160)

Total Loans Receivable, Net				$446,719

        Below is a schedule of the amounts maturing or re-pricing as of December 31, 2005, which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity (in thousands)

	Fixed Rate	Variable Rate	Total

Due within 3 months	$3,625	$243,093	$246,718
Due after 3 months within 1 year	9,545	1,005	10,550
Due after one but within five years	127,767	3,796	131,563
Due after five years	65,048	-	65,048

Total	$205,985	$247,894	$453,879

Allowance for loan losses			(7,160)

Total loans receivable, net			$446,719

Asset/Liability Gap Position (in thousands)

	December 31, 2005

	0-3 Months		4-12 Months		1-5 Years	5+ Years	Total

Interest earning assets:
Fed Funds Sold	$-		$-		$-	$-	$-
Loans	250,756		27,501		137,415	38,207	453,879
Securities (including restricted
investments)	12,802		18,175		61,156	13,549	105,682
Loans held for sale	598		-		-	-	598

Total interest earning assets	$264,156		$45,676		$198,571	$51,756	$560,159

Non-interest earning assets:
Cash and due from banks	-		-		-	-	$12,943
Allowance for loan losses	-		-		-	-	(7,160)
Accrued interest receivable	-		-		-	-	3,153
Premises and equipment (net)	-		-		-	-	14,717
Other assets	-		-		-	-	7,273

Total non-interest earning assets	-		-		-	-	$30,926

Total Assets	$264,156		$45,676		$198,571	$51,756	$591,085

Interest bearing liabilities:
Savings & NOW	$205,167		$-		$-	$-	$205,167
Time	57,827		85,378		70,976	104	214,285

Total deposits	262,994		85,378		70,976	104	419,452
Other borrowings	10,415		3,563		24,237	-	35,215

Total interest bearing liabilities	$273,409		$88,941		$95,213	$104	$457,667

Non-interest bearing liabilities
and equity:
Non-interest bearing deposits	-		-		-	-	$68,445
Other liabilities	-		-		-	-	4,378
Stockholders' equity	-		-		-	-	60,595

Total non-interest bearing liabilities
and equity:	-		-		-	-	$133,418

Total liabilities and stockholders' equity	$273,409		$88,941		$95,213	$104	$591,085

Rate sensitivity gap and ratios:
Gap for period	$(9,253)		$(43,265)		$103,358	$51,652
Cumulative gap	$(9,253)		$(52,518)		$50,840	$102,492
Period gap ratio	0.97		0.51		2.09	497.65
Cumulative gap ratio	0.97		0.86		1.11	1.22
Gap /Total Earning assets
Period	(3.5%	)	(94.7%	)	52.1%	99.8%
Cumulative	(3.5%	)	(17.0%	)	10.0%	18.3%

        The asset/liability gap reflects the projected repayment and maturities of the Bank’s loans, investments, deposits and borrowings. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Management attempts to reflect the sensitivity of assets and liabilities; however, customer behavior in different rate and economic environments is not entirely predictable. As such, interest rate risk cannot be eliminated.

        As of December 31, 2005 the cumulative one-year liability gap position was approximately 17 percent of earning assets. The previous table reflects that the Bank has a liability-repricing gap of approximately $9 million at 3 months and a liability-repricing gap of $53 million at one year. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to invest in assets and fund liabilities with the intent of maintaining a neutral GAP position. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change		Net Interest Income(2)	Percent Change
300 basis point rise	$44,022	(24	.8)%	$23,323	0.3%
200 basis point rise	48,804	(16.6)		23,302	0.2
100 basis point rise	53,653	(8.3)		23,279	0.1
Base rate	58,523	-		23,255	-
100 basis point decline	63,625	8.7		23,046	(0.9)
200 basis point decline	68,684	17.4		22,683	(2.5)
300 basis point decline	73,813	26.1		22,218	(4.5)

(1)	Simulation analyses calculates the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculates the change in net interest income, under parallel shifts in interest rates over the next 12 months based on a static balance sheet.

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

        The Company’s liquidity strategy is to fund loan growth with deposits, and other borrowed funds and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity. The growth of the Bank’s loan portfolio during 2005 was funded through deposit growth, including brokered deposits, federal funds purchased, and other borrowed funds. Advances from the Federal Home Loan Bank increased by $5 million, federal funds purchased declined by $2 million, the use of brokered certificates of deposit increased by $24 million and certificates of deposit over $100,000 (excluding brokered deposits) increased by $26 million as of December 31, 2005 compared to December 31, 2004.

        The Bank has the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. The Bank has established unsecured federal funds purchased borrowing limits totaling $50 million. As of December 31, 2005, the Bank had $6 million in federal funds purchased. During 2005, the Bank’s federal funds purchased position averaged $9.8 million and its federal funds sold position averaged $589,000. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), the Bank has access to FHLBI’s borrowing programs. As of December 31, 2005, FHLB advances totaled $27.8 million and, based on available collateral, the Bank could borrow up to an additional $15.6 million.

        Net cash flows from operating activities fluctuate sharply from year to year due to the dollar amount of mortgage loans originated and the amount of mortgage loans sold. The changes from 2004 to 2005 and from 2003 to 2004 are largely due to mortgage loan-related activity.

        Cash flows from investment activities reflect cash used to fund the increase in total loans, cash received from the maturity and sale of available for sale securities and the reinvestment of that cash through the purchase of new securities. The changes in cash flows from investment activities are mainly the result of the growth of the Bank’s loan portfolio. Net loans increased by $45 million from 2004 to 2005 compared to an increase of $46 million from 2003 to 2004.

        Net cash flows from financing activities reflect the increases or decreases in the products used to fund the loan growth of the Bank. The change in cash flows from financing activities reflects an increase in the Bank’s total deposits of $72 million, an increase in FHLB borrowings of $5 million, a decrease in federal funds purchased of $2 million and a decline in securities sold under agreements to repurchase of $30 million.

        The Company’s cash and cash equivalents increased approximately $3 million during 2005 to $13 million at December 31, 2005. Overall liquidity is primarily determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)

	Payments Due by Period
	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Time deposits	$143,205	$57,672	$13,304	$ 104	$214,285
Federal funds purchased	6,050	-	-	-	6,050
FHLB advances	3,563	7,437	16,800	-	27,800
Other borrowed funds	3,569	-	-	-	3,569

Total contractual cash obligations	$156,387	$65,109	$30,104	$ 104	$251,704

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Commitments to grant loans	$ 13,299	$ -	$ -	$ -	$ 13,299
Unfunded commitment under commercial and
other lines of credit	89,993	13,012	1,790	5,134	109,929
Unfunded commitments under home equity
lines of credit	38,700	-	-	-	38,700
Commercial and standby letters of credit	2,665	77	4,883	-	7,625

Total commitments	$144,657	$13,089	$6,673	$5,134	$169,553

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

Selected Quarterly Financial Data (Unaudited):
     (in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
Periods Ended, 2005
Total Assets	$ 558,167	$ 566,155	$ 580,521	$ 591,085
Net Interest Income	4,786	5,079	5,482	5,821
Provision for Loan Losses	120	120	120	120
Net Income	$ 1,238	$ 1,410	$ 1,675	$ 1,735

Earnings per Share	$ 0.55	$ 0.63	$ 0.75	$ 0.78
Book Value per Share	$ 25.69	$ 26.38	$ 26.76	$ 27.12
Return on Average Assets	0.91%	1.01%	1.17%	1.18%
Return on Stockholders' Equity	8.70%	9.68%	11.18%	11.44%
Efficiency Ratio	68.0%	66.1%	62.6%	62.9%

Periods Ended, 2004
Total Assets	$ 511,994	$ 516,794	$ 521,352	$ 540,338
Net Interest Income	3,858	3,890	4,080	4,408
Provision for Loan Losses	-	-	-	(1,100)
Net Income	$ 812	$ 952	$ 919	$ 1,821

Earnings per Share	$ 0.36	$ 0.43	$ 0.41	$ 0.81
Book Value per Share	$ 25.17	$ 24.66	$ 25.26	$ 25.63
Return on Average Assets	0.64%	0.74%	0.71%	1.37%
Return on Stockholders' Equity	5.86%	6.90%	6.55%	12.77%
Efficiency Ratio	76.4%	77.8%	75.4%	72.0%

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

        Management of OAK Financial Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

        Plante & Moran, PLLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Dated: March 10, 2006

/s/ Patrick K. Gill
——————————————
Patrick K. Gill
President and Chief Executive Officer

/s/ James A. Luyk
——————————————
James A. Luyk
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

We have audited management’s assessment included in the accompanying Report of Management on O.A.K. Financial Corporation and Subsidiaries Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that O.A.K. Financial Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, O.A.K. Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O.A.K. Financial Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

February 17, 2006
Grand Rapids, Michigan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of O.A.K. Financial Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of O.A.K. Financial Corporation and Subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Grand Rapids, Michigan
February 17, 2006

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31,
ASSETS	2005	2004
Cash and due from banks	$ 12,943	$ 9,967
Available-for-sale securities	102,563	99,773
Loans held for sale	598	2,719
Total loans	453,879	408,867
Allowance for loan losses	(7,160)	(6,846)

Net loans	446,719	402,021
Accrued interest receivable	3,153	2,306
Premises and equipment, net	14,717	13,742
Restricted investments	3,119	3,073
Other assets	7,273	6,737

Total assets	$ 591,085	$ 540,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$ 68,445	$ 56,859
Interest bearing	419,452	359,278

Total deposits	487,897	416,137
Securities sold under agreements to repurchase	796	30,463
Federal funds purchased	6,050	7,900
FHLB advances	27,800	22,800
Other borrowed funds	3,569	2,387
Other liabilities	4,378	3,298

Total liabilities	530,490	482,985
Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,234,536 at December 31,
2005 and 2,034,691 at December 31, 2004	2,235	2,035
Additional paid-in capital	14,957	6,001
Retained earnings	43,926	48,750
Accumulated other comprehensive income	(523)	567

Total stockholders' equity	60,595	57,353

Total liabilities and stockholders' equity	$ 591,085	$ 540,338

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)	Year Ended December 31,
	2005	2004	2003
Interest income
Interest and fees on loans	$ 28,110	$ 21,280	$22,914
Available-for-sale securities	3,771	3,269	3,234
Restricted investments	149	148	158
Other	22	37	305

Total interest income	32,052	24,734	26,611

Interest expense
Deposits	8,943	6,453	7,491
Borrowed funds	1,886	1,718	1,772
Securities sold under agreements to repurchase	55	327	470

Total interest expense	10,884	8,498	9,733

Net interest income	21,168	16,236	16,878

Provision for loan losses	480	(1,100)	625

Net interest income after provision for
loan losses	20,688	17,336	16,253

Non-interest income
Service charges on deposit accounts	2,540	2,432	2,163
Mortgage banking	1,052	1,228	1,799
Net gain on sales of available for sale securities	(4)	282	236
Insurance premiums & brokerage fees	1,323	1,390	1,534
Other	568	535	635

Total non-interest income	5,479	5,867	6,367

Non-interest expenses
Salaries	8,524	8,184	8,044
Employee benefits	1,687	2,015	1,764
Occupancy (net)	1,399	1,305	1,249
Furniture and fixtures	963	1,130	1,100
Other	5,058	4,312	4,741

Total non-interest expenses	17,631	16,946	16,898

Income before federal income taxes	8,536	6,257	5,722

Federal income taxes	2,478	1,753	1,564

Net income	$ 6,058	$ 4,504	$ 4,158

Income per common share: *
Basic	$ 2.71	$ 2.01	$ 1.86
Diluted	$ 2.71	$ 2.01	$ 1.86

* Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)	Year Ended December 31,
	2005	2004	2003
Shares of common stock issued and outstanding
Balance, beginning of year	2,035	2,035	2,041
Stock dividend	203	-	-
Redemption of unallocated ESOP shares	(3)	-	(6)

Balance, end of year	2,235	2,035	2,035

Common stock
Balance, beginning of year	$ 2,035	$ 2,035	$ 2,041
Stock dividend	203	-	-
Redemption of unallocated ESOP shares	(3)	-	(6)

Balance, end of year	2,235	2,035	2,035

Additional paid-in-capital
Balance, beginning of year	6,001	6,023	6,307
Stock dividend	9,095	-	-
Redemption of ESOP shares	(139)	(22)	(274)
Allocation of ESOP shares	-	-	(10)

Balance, end of year	14,957	6,001	6,023

Retained earnings
Balance, beginning of year	48,750	45,774	42,716
Net income	6,058	4,504	4,158
Stock dividend	(9,309)	-	-
Cash dividends declared	(1,573)	(1,528)	(1,100)

Balance, end of year	43,926	48,750	45,774

Accumulated other comprehensive income
Balance, beginning of year	567	1,248	1,868
Other comprehensive (loss) income	(1,090)	(681)	(620)

Balance, end of year	(523)	567	1,248

Unallocated common stock held by ESOP
Balance, beginning of year	-	-	(326)
Redemption of unallocated ESOP shares	-	-	279
Allocation of ESOP shares	-	-	47

Balance, end of year	-	-	-

Total stockholders' equity	$ 60,595	$ 57,353	$ 55,080

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$ 6,058	$ 4,504	$ 4,158
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,006	1,143	1,116
Provision for loan losses	480	(1,100)	625
Proceeds from sales of loans held for sale	59,504	68,577	173,137
Originations of loans held for sale	(56,478)	(68,481)	(170,166)
Net loss (gain) on sales of available-for-sale securities	4	(282)	(236)
Net gain on sales of loans held for sale	(905)	(1,090)	(2,780)
Net amortization of investment premiums	690	1,092	844
Net loss (gain) on sales of property and equipment	62	(18)	14
Deferred federal income taxes	(365)	585	308
Changes in operating assets and liabilities,
which (used) provided cash
Accrued interest receivable	(847)	(41)	642
Stock dividends received from restricted investments	(46)	(96)	(77)
Other assets	(171)	1,732	(1,829)
Other liabilities	1,548	(210)	(640)

Net cash provided by operating activities	10,540	6,295	5,041

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	18,664	20,120	17,616
Proceeds from sales	8,823	12,802	5,324
Purchases	(32,624)	(31,141)	(46,760)
Net (increase) decrease in loans held for investment	(45,178)	(45,746)	13,369
Purchases of premises and equipment	(2,048)	(488)	(554)
Proceeds from the sale of premises and equipment	5	43	6

Net cash used in investing activities	(52,358)	(44,410)	(10,999)

Cash flows from financing activities
Net increase (decrease) in deposits	71,759	45,073	(26,348)
Net increase in TT&L note	1,182	896	491
Proceeds from FHLB borrowings	8,000	-	-
Repayments of FHLB borrowings	(3,000)	(10,200)	(1,000)
Net increase (decrease) in fed funds purchased	(1,850)	7,900	-
Net decrease in securities sold under agreements
to repurchase	(29,667)	(13,875)	(3,558)
Dividends paid	(1,488)	(1,221)	(1,100)
Redemption of ESOP shares	(142)	(22)	-

Net cash (used in) provided by financing activities	44,794	28,551	(31,515)

Net increase (decrease) in cash and cash equivalents	2,976	(9,564)	(37,473)
Cash and cash equivalents, beginning of year	9,967	19,531	57,004

Cash and cash equivalents, end of year	$ 12,943	$ 9,967	$ 19,531

Supplementary cash flows information
Interest paid	$ 10,302	$ 8,648	$ 10,096
Income taxes paid	$ 3,075	$ 921	$ 1,274
Non-cash activities
Loans transferred to other real estate	$ 248	$ -	$ 3,543

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        OAK Financial Corporation (the “Corporation”) and its subsidiaries provide a variety of financial services typically provided in the commercial banking industry. The Corporation is a Bank Holding Company and owns the stock of Byron Bank (the “Bank”). The Bank’s activities cover traditional phases of commercial banking, including checking and savings accounts, commercial lending, direct consumer financing, and mortgage lending. The Bank also provides mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services, as well as property and casualty, life, disability and long-term care insurance products through two subsidiary companies, Byron Investment Services and Byron Insurance Agency. The principal markets are suburban communities south and west of Grand Rapids in Kent, Ottawa and Allegan counties. The economies of these communities are relatively stable and reasonably diversified. The bank’s primary competitors include both large and local financial institutions. The Bank is chartered by State and is a member of the Federal Reserve Bank (“FRB”). The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial and Insurance Services (“OFIS”) and undergoes periodic examinations by these regulatory authorities.

        The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. We have certain critical accounting policies, including accounting for the allowance for loan losses, the valuation of originated mortgage servicing rights, and the valuation of deferred tax assets, that require us to make material estimates and assumptions that are particularly susceptible to changes in the near term as we prepare the consolidated financial statements and report amounts for each of these items. The fair value of financial instruments is also particularly sensitive to estimates and assumption. Actual results may vary from these estimates.

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

        Allowance for Loan Losses: Some loans will not be repaid in full. Therefore, an allowance for loan losses is maintained at a level, which represents our best estimate of losses incurred. In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. Increases in the allowance are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the allowance to specific loans and loan portfolios, the entire allowance is available for any losses, which occur. Collection efforts continue and recoveries may occur after a loan is charged against the allowance.

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

        A loan is considered impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated by assessing payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. Impairment of commercial and construction loans is measured on a loan by loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

        Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequence of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation and its subsidiary file a consolidated federal income tax return on a calendar year basis.

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

        Stock Compensation Plans: The Corporation accounts for stock option plans using the intrinsic value based method. No compensation cost related to stock options was recognized during 2005, 2004 or 2003, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data).

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	2005	2004	2003
Net Income as reported	$ 6,058	$ 4,504	$ 4,158
Stock based compensation credit (expense)
determined under fair value method, net of related tax effect	(10)	(4)	46
Pro-forma net income	$ 6,048	$ 4,500	$ 4,204
Basic earnings per share as reported	$ 2.71	$ 2.01	$ 1.86
Pro-forma basic earnings per share	$ 2.71	$ 2.01	$ 1.88
Diluted earnings per share as reported	$ 2.71	$ 2.01	$ 1.86
Pro-forma diluted earnings per share	$ 2.71	$ 2.01	$ 1.88

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005		2004		2003
Dividend yield	1.57%		1.58%		-
Expected life	9 year	s	9 year	s	-
Expected volatility	10.88%		8.21%		-
Risk-free interest rate	4.00%		3.71%		-
Weighted-average fair value per share of options
granted during the year	$ 8.93		$7.30		-

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

        Recent Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R will apply to awards granted or modified after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The future effect of the adoption of the new accounting principle on results of operations will depend on the level of future option grants, the vesting period for those grants, and the fair value of the options granted at such future date. As of December 31, 2005, there are no existing options that are scheduled to vest after the adoption date, which would be expected to result in additional compensation expense.

        Reclassifications: Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. COMPREHENSIVE INCOME (in thousands)

        The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2005	2004	2003
Unrealized losses on available-for-sale
securities arising during the year	($1,656)	($ 750)	($ 701)
Reclassification adjustment for realized
(losses) gains included in net income	(4)	282	236

Other comprehensive loss
before income taxes	(1,652)	(1,032)	(937)
Income taxes related to
other comprehensive income	(562)	(351)	(317)

Other comprehensive loss	(1,090)	(681)	(620)
Net income	6,058	4,504	4,158

Comprehensive income	$ 4,968	$ 3,823	$ 3,538

NOTE 3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2005 and 2004, those required reserve balances were $940,000 and $717,000, respectively.

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (in thousands)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
U S government securities	$ 22,096	$ 1	$ 286	$ 21,811
Mortgage-backed securities	26,390	118	528	25,980
States and political subdivisions	51,332	469	508	51,293
Other	3,538	-	59	3,479

Total	$103,356	$ 588	$1,381	$102,563

2004
U S government securities	$ 18,782	$ 25	$ 56	$ 18,751
Mortgage-backed securities	32,629	255	126	32,758
States and political subdivisions	42,870	972	194	43,648
Other	4,633	9	26	4,616

Total	$ 98,914	$1,261	$ 402	$ 99,773

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Investment securities with carrying values of approximately $32.3 million and $79.1 million at December 31, 2005 and 2004, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2005 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$ 10,153	$ 10,079
Due after one year through five years	55,140	54,735
Due after five years through ten years	11,673	11,769
Due after ten years	-	-

Subtotal	76,966	76,583
Mortgage-backed securities	26,390	25,980

Total	$103,356	$102,563

        The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2005	2004	2003
Gross realized gains	$ 57	$282	$ 239
Gross realized losses	(61)	-	(3)

Net realized gain on sales of
available-for-sale securities	($ 4)	$282	$ 236

        The unrealized losses shown in the following table resulted primarily from an increase in market rates across the yield curve. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Bank has the intent and ability to hold the bonds for foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

December 31, 2005	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U S government securities	$14,367	$ 165	$ 5,446	$ 121	$19,813	$ 286
Mortgage-backed securities	7,768	119	11,160	409	18,928	528
States and political subdivisions	19,364	228	13,784	280	33,148	508
Other	985	16	2,494	43	3,479	59

	$42,484	$ 528	$32,884	$ 853	$75,368	$1,381

December 31, 2004	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U S government securities	$ 8,161	$ 56	$ -	$ -	$ 8,161	$ 56
Mortgage-backed securities	17,121	103	1,133	23	18,254	126
States and political subdivisions	17,034	140	2,249	54	19,283	194
Other	3,604	26	-	-	3,604	26

	$45,920	$ 325	$3,382	$ 77	$49,302	$402

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2005	2004
Commercial real estate	$259,886	$218,564
Residential real estate	86,638	88,605
Commercial	87,440	75,980
Consumer	19,915	25,718

Total loans	$453,879	$408,867

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2005	2004	2003
Balance, beginning of year	$ 6,846	$ 8,390	$ 8,398
Provision for loan losses	480	(1,100)	625
Recoveries	284	366	603
Loans charged off	(450)	(810)	(1,236)

Balance, end of year	$ 7,160	$ 6,846	$ 8,390

The following is a summary of information pertaining to impaired loans as of December 31:

	2005	2004
Impaired loans without a valuation allowance	$ 6,672	$ 6,848
Impaired loans with a valuation allowance	4,436	5,369

Total impaired loans	11,108	12,217
Valuation allowance related to impaired loans	$ 2,036	$ 1,786
Total non-accrual loans	$ 1,178	$ 1,430
Total loans past due ninety days or more and
still accruing	$ 374	$ 65

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2005	2004	2003
Average investment in impaired loans	$12,434	$11,911	$17,962
Interest income recognized on impaired loans	$ 1,034	$ 1,061	$ 1,048
Interest income recognized on a cash basis on impaired loans	-	-	-

No additional funds are committed to be advanced in connection with impaired loans.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

Land and land improvements	$ 3,461	$ 3,461
Building and improvements	13,396	12,163
Furniture and equipment	7,447	7,219

Total premises and equipment	24,304	22,843
Less accumulated depreciation	9,587	9,101

Premises and equipment, net	$14,717	$13,742

Depreciation expense was $1.0 million, $1.1 million and $1.1 million for each of the years ending December 31, 2005, 2004 and 2003.

NOTE 7. SERVICING (in thousands)

        Mortgage servicing rights (“MSR”s) reflect the present value of the future income stream attained from mortgage servicing fees, ancillary income from processing mortgage related payments, delinquency effects and overnight income of processing (“float”). The value is the sum of the present value of these future income streams, which is impacted by assumptions on prepayment or decay rates, mortgage classifications and the applied discount rate.

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

        Loans serviced for others are not included on the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $205 million and $240 million at December 31, 2005 and 2004, respectively.

        The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2005 and 2004, was $1.8 million and $2.2 million respectively. The fair value of these rights was $2.0 million and $2.4 million, respectively. The fair value of servicing rights was determined using an average discount rate of 8.46 percent and prepayment speeds ranging from 5.0 percent to 42.1 percent.

        The following table summarizes the mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2005	2004	2003
Mortgage servicing rights capitalized	$ 17	$ 389	$ 1,447
Mortgage servicing rights amortized	$435	$ 621	$ 1,754
Valuation Allowances:
Balance at beginning or year	-	($ 87)	($ 233)
Net change in valuation allowance	-	87	146

Balance at end of year	$ -	$ -	($ 87)

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:

	2005	2004
Noninterest-bearing demand	$ 68,445	$ 56,859
Interest-bearing checking	120,722	124,298
Money market and savings	84,445	79,032
Time deposits less than $100,000	81,329	73,497
Time deposits greater than $100,000	132,956	82,451

Total deposits	$487,897	$416,137

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

2006	143,205
2007	38,902
2008	18,770
2009	8,200
2010	5,104
2011	104

Total time deposits	$214,285

Brokered deposits, which are included in certificates of deposit, over $100,000 totaled approximately $75.2 million and $51.0 million at December 31, 2005 and 2004.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase at December 31, 2005 and 2004 mature within one day from the transaction date and have an average interest rate of 0.74 percent and 0.73 percent, respectively. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $12.1 million and $64.2 million at December 31, 2005 and 2004, respectively. Such securities remain under the control of the Bank.

        The maximum amount of repurchase borrowings outstanding at any month end during the years ended December 31, 2005 and 2004 was $24.4 million and $55.6 million, respectively; the daily average balance was $7.5 million and $44.6 million, respectively.

NOTE 10. FEDERAL HOME LOAN ADVANCES

        Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2005 and 2004. At December 31, 2005, the Federal Home Loan Bank borrowings were collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans and U.S. government agency securities with a carrying value of approximately $15.6 million. At December 31, 2004, the Federal Home Loan Bank borrowings were collateralized by specific 1 to 4 family residential mortgage loans with a carrying value of approximately $38.2 million and U.S. government agency securities with a carrying value of approximately $9.5 million. The average interest rate was 5.70 percent and 5.39 percent, for 2005 and 2004, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Federal Home Loan Bank advances at December 31, 2005 and their contractual maturities are as follows:

(in thousands)	Balance	Rates
Due in 2006	3,563	4.27% - 5.03%
Due in 2007	2,664	4.27% - 5.97%
Due in 2008	4,773	4.27% - 4.59%
Due in 2010	16,800	5.99%

	$27,800

NOTE 11. FEDERAL INCOME TAXES (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2005	2004	2003
Current	$ 2,843	$1,168	$1,256
Deferred expense (benefit)	(365)	585	308

Federal income tax expense	$ 2,478	$1,753	$1,564

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34 percent to income before taxes for the years ended December 31, is as follows:

	2005	2004	2003
Statutory rate applied to income
before income taxes	$ 2,902	$ 2,127	$ 1,946
Effect of tax-exempt interest income	(404)	(346)	(327)
Other - net	(20)	(28)	(55)

Federal income tax expense	$ 2,478	$ 1,753	$ 1,564

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2005	2004
Deferred tax assets
Allowance for loan losses	$ 2,434	$ 2,220
Deferred compensation plan	384	398
Deferred loan fees	95	101
Non-accrual interest	46	34
Unrealized loss on securities available for sale	270	-
Other	5	15

Total deferred tax assets	3,234	2,768
Deferred tax liabilities
Depreciation	(419)	(439)
Discount accretion	(47)	(63)
Unrealized gain on securities available for sale	-	(292)
Loan servicing rights	(613)	(755)
Other	(117)	(108)

Total deferred tax liabilities	(1,196)	(1,657)
Net deferred tax asset	$ 2,038	$ 1,111

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $485,000 and $431,000 at December 31, 2005 and 2004, respectively. New loans and repayments during 2005 were approximately $188,000 and $134,000, respectively.

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

        At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2005	2004
Commitments to grant loans	$ 13,299	$19,980
Unfunded commitments under commercial and other lines of credit	109,929	79,403
Unfunded commitments under home equity lines of credit	38,700	34,428
Commercial and standby letters of credit	7,625	7,922

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

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2005 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category.

        The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$67,241	13.17%	$40,853	8.00%	N/A	N/A
Bank	$65,515	12.84%	$40,823	8.00%	$51,029	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$60,853	11.92%	$20,427	4.00%	N/A	N/A
Bank	$59,127	11.59%	$20,412	4.00%	$30,617	6.00%
Tier 1 capital (to average assets)
Consolidated	$60,853	10.40%	$23,397	4.00%	N/A	N/A
Bank	$59,127	10.12%	$23,370	4.00%	$29,212	5.00%
As of December 31, 2004
Total capital (to risk weighted assets)
Consolidated	$62,141	13.67%	$36,376	8.00%	N/A	N/A
Bank	$60,842	13.38%	$36,368	8.00%	$45,460	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$56,475	12.42%	$18,188	4.00%	N/A	N/A
Bank	$55,176	12.14%	$18,184	4.00%	$27,276	6.00%
Tier 1 capital (to average assets)
Consolidated	$56,475	10.71%	$21,094	4.00%	N/A	N/A
Bank	$55,176	10.45%	$21,110	4.00%	$26,388	5.00%

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At January 1, 2006, the corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $6.2 million from retained net profits of the proceeding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2006 through the date of declaration.

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

        The Corporation maintained an internally leveraged Employee Stock Ownership Plan (ESOP) covering substantially all employees, which was terminated in the fourth quarter of 2003. The shares allocated to participants became fully vested as of the termination date. During 2005, a favorable IRS determination was received, which allowed the assets of the ESOP to be distributed to the participants. As a result of this distribution, 548 shares were issued to participants and 3,379 shares were sold to the company. The proceeds, as elected by the participants, were distributed in the form of cash or deposited to the participants 401k plan.

The ESOP shares as of December 31, were as follows:

	2005	2004	2003
Allocated shares	3,570	4,332	4,411
Additional shares from 10% stock dividend	357	-	-
Shares repurchased and retired	(3,379)	(500)	-
Shares issued	(548)	(262)	(79)

Total ESOP shares	-	3,570	4,332

        The total Corporation contributions to the 401(k) match, profit sharing plan and ESOP were $214,000, $158,000 and $301,000 for 2005, 2004 and 2003, respectively.

        The Bank adopted deferred compensation plans for all directors who wish to participate. The cost of the plan was $187,000, ($257,000) and ($142,000) in 2005, 2004 and 2003, respectively. The credit to expense in 2004 reflects an amendment to the plan on February 1, 2004, to change the earnings credit from a fixed rate of 12 percent to an annually adjusted rate. The rate, which is provided by an independent third party, was 7.7 percent in 2004 and 7.5 percent in 2005. The credit to expense in 2003 reflects a decrease in the benefit obligation resulting from the reduction in benefits payable to a former director as prescribed by the plan. The accrued benefit obligation for this plan was $1,128,000 and $1,171,000 as of December 31, 2005 and 2004, respectively, and is included in other liabilities. The cash surrender value value of the plans was $2,039,552 and $1,896,995 at December 31, 2005 and 2004, respectively. The Bank has purchased life insurance policies on participating directors.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK OPTIONS

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 181,500 options under the Employees’ Plan and up to 38,500 options under the Directors’ Plan.

        Generally options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100 percent of the market value of the common stock at the grant date. During 2005, 1,500 options were granted and vested at an exercise price of $42.00 per share. During 2004, 1,100 options were awarded with an exercise price of $40.91 per share. No options were awarded during 2003.

The following tables summarize information about stock option transactions:

	2005		2004		2003
	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price
Outstanding, beginning of year	31,076	$44.51	40,843	$44.86	48,543	$45.11
Granted	1,500	42.00	1,100	40.91	-	-
Exercised	-	-	-	-	-	-
Forfeited/expired	(2,200)	45.34	(10,867)	45.46	(7,700)	46.40

Outstanding, end of year	30,376	44.33	31,076	44.51	40,843	44.86

Exercisable, end of year	30,376	44.33	29,976	44.86	40,843	44.86

Exercise Price	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2005	Weighted Average Exercise Price December 31, 2005
$40.45	9,891	6.1 years	9,891	$40.45
$40.91	1,100	8.3 years	1,100	$40.91
$42.00	1,500	9.3 years	1,500	$42.00
$45.45	12,274	4.3 years	12,274	$45.45
$50.00	5,611	4.0 years	5,611	$50.00

Total	30,376	4.8 years	30,376	$44.33

        All options expire 10 years after the date of the grant; 156,891 shares are reserved for future issuance under the Stock Compensation Plan and 31,900 shares are reserved for future issuance under the Stock Option Plan for non-employee directors.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER SHARE (in thousands, except earnings per share)

        A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2005	2004	2003
Net income	$6,058	$4,504	$4,158

Average common shares outstanding	2,237	2,238	2,238
Assumed exercise of dilutive stock options	-	-	-

Average common shares outstanding, including the assumed exercise of dilutive stock options	2,237	2,238	2,238

Net income per share:
Basic	$ 2.71	$ 2.01	$ 1.86
Diluted	$ 2.71	$ 2.01	$ 1.86

        Note: Earnings per share data has been adjusted to reflect a 10% stock dividend on May 31, 2005.

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (in thousands)

        The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$ 12,943	$ 12,943	$ 9,967	$ 9,967
Available-for-sale securities	102,563	102,563	99,773	99,773
Loans receivable, net	446,719	448,039	402,021	403,816
Loans held for sale	598	598	2,719	2,719
Accrued interest receivable	3,153	3,153	2,306	2,306
Restricted investments	3,119	3,119	3,073	3,073
Financial liabilities
Deposits	487,897	488,922	416,137	418,420
FHLB advances and other borrowed funds	31,369	31,875	25,187	27,000
Securities sold under agreements to repurchase	796	796	30,463	30,463
Federal funds purchased	6,050	6,050	7,900	7,900

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

NOTE 19. OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

        The following summarizes parent company only condensed balance sheets as of December 31, 2005 and 2004 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2005, 2004 and 2003:

Condensed Balance Sheets

	2005	2004
Assets
Cash	$ 1,173	$ 1,091
Investment in subsidiary	58,895	56,068
Available-for-sale securities	1,018	492
Other Assets	9	5

Total assets	$61,095	$57,656

Other liabilities	$ 500	$ 303
Stockholders' equity	60,595	57,353

Total liabilities and stockholders' equity	$61,095	$57,656

Condensed Statements of Income

	2005	2004	2003
Income
Dividends from subsidiary	$ 2,300	$2,164	$1,133
Interest from available-for-sale securities	35	15	33
Net realized gain on sale of
available-for-sale securities	-	200	138

Total income	2,335	2,379	1,304
Other expenses	276	191	150

Income before income taxes and equity in
undistributed net income of subsidiary	2,059	2,188	1,154
Applicable income tax provision (benefit)	(88)	8	7

	2,147	2,180	1,161
Equity in undistributed net income of
subsidiary	3,911	2,324	3,011

Net income	$ 6,058	$4,504	$4,158

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	2005	2004	2003
Cash flows from operating activities
Net income	$ 6,058	$ 4,504	$ 4,158
Adjustments to reconcile net income
to net cash provided by operating activities
Net gain on available-for-sale securities	-	(200)	(138)
Undistributed earnings of subsidiary	(3,911)	(2,324)	(3,011)
Amortization of available-for-sale securities	2	2	-
Changes in other liabilities	100	(34)	3

Net cash provided by operating activities	2,249	1,948	1,012

Cash flows from investing activities
Available-for-sale securities
Proceeds from sales	-	627	511
Purchases	(537)	(493)	-

Net cash provided by investing activities	(537)	134	511

Cash flows from financing activities
Repayment of long-term debt	-	-	(326)
Proceeds from allocation of ESOP	-	-	47
Redemption of ESOP shares	(142)	(23)	-
Dividends paid	(1,488)	(1,221)	(1,100)

Net cash used in financing activities	(1,630)	(1,244)	(1,379)

Net (decrease) increase in cash and cash
equivalents	82	838	144
Cash and cash equivalents, beginning of year	1,091	253	109

Cash and cash equivalents, end of year	$ 1,173	$ 1,091	$ 253

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

(b)	Management’s Report on Internal Control Over Financial Reporting.

        The Corporation’s management report on internal control over financial reporting is included in Item 8 on page 30 of this Annual Report and is incorporated herein by reference. The attestation report of Plante & Moran, PLLC, the Corporation’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting is included in Item 8 on page 31 of this Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Controls.

        During the fourth quarter ended December 31, 2005, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Information About Directors and Director Nominees” on pages 4 through 6 and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 12 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Audit Committee Financial Expert

        The Board of Directors of the Corporation has determined that Robert F. Dentzman, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002 and is “independent,” as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

Item 11. Executive Compensation.

        The information set forth under the caption “Summary Executive Compensation Table” and “Shareholders Return Performance Graph,” on pages 9, 10, 11 and 12 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on pages 8 and 9 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption “Voting Securities and Principal Holders Thereof” on page 2 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security holders	30,376	$44.33	188,791
Equity compensation plans not
approved by security holders	-	-	-

Total	30,376	$44.33	188,791

        These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Transactions” on page 11 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 13 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 20, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

Independent Auditors' Report
Consolidated Financial Statements
     Consolidated Balance Sheets as of
         December 31, 2005 and 2004
     Consolidated Statements of Income for the Years Ended
         December 31, 2005, 2004 and 2003
     Consolidated Statements of Comprehensive Income for the
         Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows for each of the Years Ended
          December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2006.

OAK FINANCIAL CORPORATION

/s/ Patrick K. Gill
——————————————
Patrick K. Gill
President, Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Luyk
——————————————
James A. Luyks
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

Signature	Date
/s/ Robert F. Dentzman —————————————— Robert F. Dentzman	March 10, 2006

/s/ Patrick K. Gill —————————————— Patrick K. Gill	March 10, 2006

/s/ Norm J. Fifelski —————————————— Norman Fifelski	March 10, 2006

/s/ Dellvan J. Hoezee —————————————— Dellvan Hoezee	March 10, 2006

/s/ Grace O. Shearer —————————————— Grace O. Shearer	March 10, 2006

/s/ David G. Van Solkema —————————————— David Van Solkema	March 10, 2006

/s/ James B. Meyer —————————————— James B. Meyer	March 10, 2006

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

Exhibit
Number

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

3.2	Amendment to the Articles of Incorporation of Registrant filed April 28, 1998, increasing authorized shares of common stock from 2,000,000 to 4,000,000 shares, incorporated by reference to Exhibit 3 of Registrant’s Report on Form 10-K for the year ended December 31, 1998.

3.3	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

10.1	Form of Employee Stock Options is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-K for the year ended December 31, 2004.

10.2	Form of Non-employee Director Stock Option is incorporated by reference to Exhibit 10.2 of Registrant’s Report on Form 10-K for the year ended December 31, 2004.

10.3	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.4	Nonemployee Directors’ Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.5	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form 10, as amended.

10.6	Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Report on Form 10-K for the year ended December 31, 2000.

10.7	Income Protection Agreement between Registrant and James Luyk is incorporated by reference to Exhibit 10 of Registrant’s Report on Form 10-K for the year ended December 31, 2001.

10.8	Employment Agreement between Byron Center State Bank and Patrick K. Gill is incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.9	Form of Indemnity Agreement executed between OAK Financial Corporation and each of Grace O. Shearer and Robert F. Dentzman is incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

14	Code of Ethics is incorporated by reference to Exhibit 14 to Registrant’s Report on Form 10-K for the year ended December 31, 2003.