Form 10-Q
period 2006-03-31
O A K FINANCIAL CORP
filed 2006-05-10
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (616) 878-1591
___________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]           No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,234,536 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 9, 2006.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3	- 6
	Notes to Consolidated Financial Statements	7	- 9

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10	- 18

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	18	- 19

	Item 4.
	Controls and Procedures	19

Part II.	Other Information

	Item 1.
	Legal Proceedings	20

	Item 1A.
	Risk Factors	20

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.
	Defaults Upon Senior Securities	20

	Item 4.
	Submission of Matters to a Vote of Security Holders	20

	Item 5.
	Other Information	20

	Item 6.
	Exhibits	20

Signatures		21

Exhibit Index		22

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) ASSETS	March 31, 2006 (Unaudited)	December 31, 2005

Cash and due from banks	$11,484	$12,943
Federal funds sold	8,450	-

Total cash and cash equivalents	19,934	12,943

Available-for-sale securities	105,602	102,563

Loans held for sale	1,753	598

Total loans	469,349	453,879
Allowance for loan losses	(7,231)	(7,160)

Net Loans	462,118	446,719

Accrued interest receivable	3,241	3,153
Premises and equipment, net	15,021	14,717
Restricted investments	3,419	3,119
Other assets	7,642	7,273

Total assets	$618,730	$591,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$67,803	$68,445
Interest bearing	456,029	419,452

Total deposits	523,832	487,897

Securities sold under agreements to repurchase	474	796
Federal funds purchased	-	6,050
Federal Home Loan Bank Advances	27,800	27,800
Other borrowed funds	656	3,569
Other liabilities	4,498	4,378

Total liabilities	557,260	530,490

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,234,536 shares issued and outstanding	2,235	2,235
Additional paid-in capital	14,957	14,957
Retained earnings	45,047	43,926
Accumulated other comprehensive income	(769)	(523)

Total stockholders' equity	61,470	60,595

Total liabilities and stockholders' equity	$618,730	$591,085

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months ended March 31, (Unaudited)
	2006	2005
Interest Income
Interest and fees on loans	$8,148	$6,130
Available-for-sale securities	1,068	906
Restricted investments	44	37
Federal funds sold	50	2

Total interest income	9,310	7,075

Interest expense
Deposits	3,290	1,866
Borrowed funds	419	386
Securities sold under agreements to repurchase	1	37

Total interest expense	3,710	2,289

Net interest income	5,600	4,786

Provision for loan losses	120	120

Net interest income after provision for loan losses	5,480	4,666

Non-interest income
Service charges on deposit accounts	668	568
Mortgage banking	184	203
Net gain on sales of available for sale securities	14	-
Insurance premiums and brokerage fees	344	393
Other	131	136

Total non-interest income	1,341	1,300

Non-interest expenses
Salaries	2,271	1,886
Employee benefits	463	481
Occupancy (net)	386	355
Furniture and fixtures	225	266
Other	1,274	1,251

Total non-interest expenses	4,619	4,239

Income before federal income taxes	2,202	1,727

Federal income taxes	635	489

Net income	$1,567	$1,238

Income per common share: *
Basic	$0.70	$0.55
Diluted	$0.70	$0.55

* Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Three months ended March 31, (Unaudited)
	2006	2005
Balance, beginning of year	$60,595	$57,353
Net income	1,567	1,238
Net change in accumulated other comprehensive income	(246)	(728)
Dividends declared	(446)	(366)

Balance, end of period	$61,470	$57,497

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three months ended March 31, (Unaudited)
	2006	2005
Net income	$1,567	$1,238
Change in unrealized gain/(loss) on securities, net of tax	(246)	(728)

Comprehensive income	$1,321	$510

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three months ended March 31, (Unaudited)
	2006	2005
Cash flows from operating activities
Net income	$1,567	$1,238
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	244	274
Provision for loan losses	120	120
Proceeds from sales of loans held for sale	8,381	9,782
Originations of loans held for sale	(9,395)	(10,378)
Net gain on sales of available-for-sale securities	(14)	-
Net gain on sales of loans held for sale	(141)	(150)
Net amortization of investment premiums	111	223
Stock dividends received from restricted investments	-	(23)
Net loss on sales of property and equipment	-	48
Deferred federal income tax expense (benefit)	11	(189)
Changes in operating assets and liabilities which (used)
provided cash:
Accrued interest receivable	(88)	(554)
Other assets	(378)	(218)
Other liabilities	201	920

Net cash provided by operating activities	619	1,093

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	1,597	4,792
Proceeds from sales	6,563	-
Purchases	(11,668)	(6,315)
Purchases of restricted investments	(300)	-
Net increase in loans held for investment	(15,520)	(15,693)
Purchases of premises and equipment	(548)	(242)

Net cash used in investing activities	(19,876)	(17,458)

Cash flows from financing activities
Net increase in deposits	35,935	39,551
Net decrease in TT&L note	(2,913)	(644)
Dividends paid	(402)	(305)
Net decrease in securities sold under agreements to repurchase	(322)	(22,578)
Net (decrease) increase in federal funds purchased	(6,050)	750

Net cash provided by financing activities	26,248	16,774

Net increase in cash and cash equivalents	6,991	409

Cash and cash equivalents, beginning of period	12,943	9,967

Cash and cash equivalents, end of period	$19,934	$10,376

Supplementary cash flows information
Interest paid	$3,636	$2,129
Income taxes paid	$55	$-

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

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

	Three months ended March 31, (Unaudited)
	2006	2005
Average shares outstanding for basic	2,235	2,238
earnings per share
Dilutive shares from stock option plans	-	-

Shares for dilutive earnings per share	2,235	2,238

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

Note 4 – Special Purpose Entities

        OAK ELC is an employee leasing company that leases employees to Byron Bank, Byron Investment Services and Byron Insurance Agency. The purpose of OAK ELC is to reduce the administrative burden of multiple payrolls and allocate shared employment costs between business units. The financial results of OAK ELC and elimination of inter-company transactions are included in the consolidated results of the Corporation.

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

        Options under both plans become exercisable after the first anniversary of the award date, except the options awarded in 2005, which were vested at the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first quarter of 2005 or the first quarter of 2006. The following tables summarize information about stock option transactions during such quarters:

	March 31, 2006		March 31, 2005
	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	30,376	$44.33	31,076	$44.51
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, end of period	30,376	$44.33	31,076	$44.51

Exercisable, end of period	30,376	$44.33	31,076	$44.51

	Outstanding		Exercisable
Exercise Price	Number March 31, 2006	Wgt. Avg. Remaining Contractual Life	Number March 31, 2006
$40.45	9,891	5.9 years	9,891
$40.91	1,100	8.0 years	1,100
$42.00	1,500	9.0 years	1,500
$45.45	12,274	4.1 years	12,274
$50.00	5,611	3.8 years	5,611

Total	30,376	4.5 years	30,376

        All options expire 10 years after the date of the grant; 156,891 shares are reserved for future issuance under the Employees’ Plan and 31,900 shares are reserved for future issuance under the Directors’ Plan.

        SFAS No. 123(R), requires all public companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted and recognized over the employee service period, which is usually the vesting period of the options. As amended, this statement became effective for the Corporation’s fiscal year beginning January 1, 2006. The Corporation has adopted the “modified prospective method” as required by SFAS No. 123(R), which requires all unvested options to be expensed over the remaining vesting period. All of the Corporations outstanding options at December 31, 2005 were fully vested, resulting in no impact to the Corporation’s net income. The effect on the Corporation’s net income in the future will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123(R), the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2006	2005
Net Income as reported	$1,567	$1,238
Stock based compensation expense	-	-
Stock based compensation expense determined under fair
value method, net of related tax effect	-	(1)

Pro-forma net income	$1,567	$1,237

Basic earnings per share as reported	$0.70	$0.55
Pro-forma basic earnings per share as reported	$0.70	$0.55

Diluted earnings per share as reported	$0.70	$0.55
Pro-forma diluted earnings per share as reported	$0.70	$0.55

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Bank (the “Bank”). The Bank has thirteen banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, Byron Investment Services. Byron Investment Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Byron Investment Services owns Byron Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products. Byron Investment Services also owns OAK Title Agency, which sells title insurance for residential and commercial mortgages.

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance. The discussion should be read in conjunction with the Corporation’s 2005 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 40 through 43 in the Corporation’s Report on Form 10-K for the year ended December 31, 2005 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans and the risk of the overall commercial loan portfolio and the valuation of mortgage servicing rights. These are discussed on page 13 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased $28 million, as the Corporation surpassed $600 million, ending the first quarter of 2006 at a record $619 million, for an annualized growth rate of 19 percent. Total loans increased $15 million, to $469 million, or an annualized growth rate of 14% as of March 31, 2006. This was primarily due to growth in commercial loans. The Bank’s investment in available-for-sale securities increased $3 million during the first quarter of 2006.

        Total deposits increased $36 million, to $524 million, or an annualized growth rate of 29 percent, from December 31, 2005 to March 31, 2006. This includes growth from the Bank’s new Wayland office, which in less than five months has surpassed $13 million in deposits, exceeding our expectations. The Corporation continues to be well capitalized, with an equity-to-asset ratio of 9.9 percent at March 31, 2006, compared to 10.3 percent at December 31, 2005.

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

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings increased $3 million from December 31, 2005 to March 31, 2006. Fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first three months of 2006 are obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at March 31, 2006 was 2.99, compared to 2.75 at December 31, 2005. The tax-equivalent yield on the securities portfolio increased from 4.24% in the first quarter of 2005 to 4.75% in the first quarter of 2006. This increase is due to the recent increases in short term interest rates. The following table summarizes the securities available-for-sale held by the Corporation:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged
March 31, 2006	$106,767	$105,602	$20,308
December 31, 2005	$103,356	$102,563	$32,300

        As of March 31, 2006, 19 percent of the Corporation’s securities were pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and other purposes as required or permitted by law. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank’s pledging requirements, which change on a daily basis as a result of customer activity in the repurchase product. The recent decline in the securities sold under agreements to repurchase has allowed the Corporation to reduce the amount of securities that are pledged.

        As of March 31, 2006, the Corporation had a net unrealized loss on available-for-sale securities of $1.2 million, compared to $0.8 million as of December 31, 2005. The unrealized losses resulted primarily from an increase in market rates across the yield curve. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Corporation has the intent and ability to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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

        Principal lending markets include nearby communities and metropolitan areas of the Bank’s thirteen branches. Subject to established underwriting criteria, the Bank will periodically participate with other financial institutions to fund certain large commercial loans. This is usually done when the loan would exceed the Bank’s legal lending limit if made solely by the Bank, or as an effort to reduce the Bank’s exposure to certain risks.

Loan Portfolio Composition (dollars in thousands)

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial real estate	$264,283	56	$259,886	57
Commercial	99,046	21	87,440	19
Residential real estate	86,719	19	86,638	19
Consumer	19,301	4	19,915	5

Total loans	$469,349	100%	$453,879	100%

        The Bank has no international loans and there were no large concentrations of loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code.

        During the first three months of 2006, commercial real estate loans increased $4 million, or 2 percent and commercial loans increased $12 million, or 13 percent. The significant increase in commercial and commercial real estate loans is reflective of the Bank’s strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans and consumer loans remained flat during the three-month period ended March 31, 2006. Expansion of the overall loan portfolio during the first quarter of 2006 has been at a 14 percent annualized rate and is expected to remain at a similar level for the remainder of 2006.

        The Bank’s current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first quarter of 2006, the Bank sold loans totaling $0.5 million with servicing rights retained and $7.7 million with the servicing rights released. The Bank has been selling most of the loans that are originated with servicing rights released, to reduce the Bank’s exposure to risk in a changing interest rate environment. As a result, the number of loans that the Bank is servicing has been declining. At March 31, 2006 and December 31, 2005, the Bank was servicing loans for secondary market entities totaling approximately $199 million and $205 million, respectively. Mortgage servicing rights, net of reserve for impairment, were valued at approximately $2.0 million at March 31, 2006 and $2.0 million at December 31, 2005, and had a carrying value of $1.7 million and $1.8 million, respectively. There was no reserve for impairment at March 31, 2006 or December 31, 2005.

Non-performing Assets (dollars in thousands)

	March 31, 2006	December 31, 2005

Non-accrual loans	$1,025	$1,178
90 days or more past due & still accruing	38	374

Total Non-performing Loans	1,063	1,552
Other real estate	292	248

Total Non-performing Assets	$1,355	$1,800

As a percentage of portfolio loans
Non-performing loans	.23%	.34%
Non-performing assets	.29%	.40%
Allowance for loan losses	1.54%	1.58%
Allowance for loan losses as a % of non-performing loans	680%	461%

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

        Total non-performing assets declined $445,000 from December 31, 2005 to March 31, 2006. The decline reflects a decline in non-accrual loans, which was partially offset by a slight increase in other real estate. There were two properties categorized as other real estate at March 31, 2006. The allowance for loan losses as a percentage of portfolio loans declined from 1.58 percent at December 31, 2005 to 1.54 percent as of March 31, 2006.

Allowance for Loan Losses (dollars in thousands)

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$7,160	$6,846
Loans charged-off	(100)	(92)
Recoveries of loans previously charged off	51	108
Additions to allowance charged to operations	120	120

Balance at end of period	$7,231	$6,982

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.04%	(0.02%)

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

        Impaired loans were $8 million at March 31, 2006, compared to $11 million at December 31, 2005. The allowance for loan losses attributable to impaired loans was $1.8 million as of March 31, 2006 and $2.0 million as of December 31, 2005.

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

	March 31, 2006		December 31, 2005
	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance
Commercial and commercial real estate	$5,691	79%	$5,615	78%
Real estate mortgages	306	4	328	5
Consumer	1,008	14	1,082	15
Unallocated	226	3	135	2

Total	$7,231	100%	$7,160	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	March 31, 2006		December 31, 2005
	Balance	%	Balance	%
Non-interest bearing demand	$67,803	13%	$68,445	14%
NOW Accounts	137,761	26	120,722	25
MMDA/Savings	78,371	15	84,445	17
Time - negotiable brokered	59,701	11	75,231	15
Time	180,196	35	139,054	29

Total Deposits	$523,832	100%	$487,897	100%

        Total deposits increased $36 million, or 7 percent, from December 31, 2005 to March 31, 2006. This increase includes the growth of the new Wayland branch, which grew to more than $13 million in deposits as of March 31, 2006. The largest increase in deposits occurred in time deposits, which increased $41 million or 30 percent. The primary reasons for the increase in time deposits were the increase in rates across the yield curve combined with targeted marketing for the Banks time deposit products. The increase in deposits allowed the Bank to reduce its total brokered time deposits by not renewing deposits as they matured.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are integral components of the Bank’s asset/liability management effort. Brokered deposits declined $15 million or 21 percent from $75 million at December 31, 2005 to $60 million at March 31, 2006. This was due to the shift in deposit products that was discussed above. FHLB advances remained flat at $28 million at both December 31, 2005 and March 31, 2006. The Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies. If loan growth exceeds core deposit growth in the future, the Bank will use alternative funding sources, including brokered deposits, to meet the funding needs of the Bank.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2005 and that any changes in the Corporation’s obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 30 of the Corporation’s 2005 Form 10-K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $1,567,000 for the first three months of 2006, which was a 27 percent increase over the $1,238,000 that was reported for the same period in 2005. Basic and diluted earnings per share in the first quarter of 2006 were $0.70, an increase of 27 percent over the $0.55 reported in the first quarter of 2005. The strong earnings improvement in the first quarter is a result of an increase in net interest income as a result of growth in earning assets and improvement in the Bank’s net interest margin over the first quarter of 2005.

Earnings Performance (dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
Net Income	$1,567	$1,238

Basic income per share	$0.70	$0.55
Diluted income per share	$0.70	$0.55

Earnings ratios:
Return on average assets	1.06%	0.91%
Return on average equity	10.37%	8.70%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Average earning assets	$569,933	$521,015
Tax equivalent net interest income	$5,742	$4,920

As a percentage of average earning assets:
Tax equivalent interest income	6.73%	5.61%
Interest expense	3.21%	2.16%

Interest spread	3.52%	3.45%

Tax equivalent net interest income	4.09%	3.83%

Average earning assets as a percentage of average assets	94.8%	94.5%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. The tax equivalent net interest income increased $822,000 for the three-month period ended March 31, 2006, compared to the same period in 2005. The increase in tax equivalent interest income has been aided by the increase in the Bank’s average earning assets as well as the increase in the Bank’s interest rate spread on average earning assets. Average earning assets increased $49 million, or 9 percent, from $521 million for the three-month period ended March 31, 2005 to $570 million for the three-month period ended March 31, 2006. Tax equivalent net interest income, as a percentage of average earning assets, was 4.09% for the first quarter of 2006 compared to 3.83% for the first quarter of 2005, up 26 basis points. Management expects that the net interest margin will begin to contract through the remainder of 2006, as pricing pressure on deposits and other liabilities is expected to intensify due to rising interest rates and increased competition.

Provision for Loan Losses

        The provision for loan losses charged to earnings was $120,000 for both of the three-month periods ended March 31, 2006 and March 31, 2005. The provision was the result of the recent growth in the Bank’s loan portfolios. Based upon management’s assessment, the allowance for loan losses is adequate.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. The majority of the mortgage loans that the Bank originates are sold to secondary market buyers. Non-interest income increased $41,000, or 3 percent, to $1,341,000 for the first quarter of 2006, compared to $1,300,000 for the first quarter in 2005. The increase is a result of an 18 percent increase in service charges on deposits, which was partially offset by continued softness in the mortgage and insurance business. Service charges on deposit accounts increased $100,000 for the first quarter of 2006, compared to the first quarter of 2005. The increase is primarily due to increases in income from NSF charges on deposit accounts and ATM related fees, which are the results of the account growth that the Bank has experienced over the past year. Mortgage banking revenue declined 9 percent for the first three months of 2006, compared to the same period of last year. This decline is due to the continued softness in mortgage banking, which has resulted from the current rising interest rate environment and the current economic outlook. Insurance revenue declined 13 percent during the first quarter of 2006, compared to the first quarter of 2005. This was largely due to a decline in the annual profit-sharing income from the insurance underwriters, which is based on the loss rate of the Byron Insurance Agency policyholders.

Non-interest Expense

        Non-interest expense increased $380,000, or 9 percent, to $4,619,000 for the three months ended March 31, 2006, compared to $4,239,000 for the same period in 2005. Total salaries and benefits expense increased $367,000, or 16 percent, to $2,734,000 for the first quarter of 2006, compared to $2,367,000 for the first quarter of 2005. The increase in salary and benefits expense includes the opening of the new Wayland branch, the addition of several loan officers and the expansion of our Mobile Banking service. Data processing and software expenses increased by $105,000, or 32 percent for the first quarter of 2006, compared to the first quarter of 2005. This was primarily the result of the Bank upgrading its data processing, which includes new equipment, new processing software, and changing the vendor that handles its ATM processing. Marketing expenses declined $42,000, or 30 percent for the first quarter of 2006, compared to the first quarter of 2005. The decline is due to the additional expenses that the Bank incurred during 2005 that were related to the name change of the Bank. Other non-interest expense declined $40,000, or 5 percent, for the first quarter of 2006, compared to the first quarter of 2005. The decrease was primarily due to reduced courier costs due to the Bank changing to using internal employees for the Mobile Banking service and the write off of some bad debts that Byron Insurance had in 2005.

Provision for Federal Income Tax

        The provision for federal income taxes was $635,000, which equates to an effective tax rate of 29% for the three-month period ended March 31, 2006, compared to $489,000, which equates to an effective tax rate of 28%, for the same period in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $875,000 from December 31, 2005, to March 31, 2006; this represents a change of 1 percent. The change in the Corporation’s total stockholder’s equity is the net result of the Corporation’s net income for the three month period ended March 31, 2006, reduced by the quarterly dividends that were paid during that same period, and a change in the securities valuation, which caused a $246,000 decline in accumulated other comprehensive income, from December 31, 2005 to March 31, 2006.

        A quarterly dividend of $0.18 per share was paid to the shareholders during the first quarter of 2006. On March 20, 2006 the Corporation announced an 11% increase in the quarterly cash dividend, increasing the per share amount to $0.20 from $0.18 per share. The dividend was paid on April 28, 2006, to shareholders of record on April 7, 2006. On April 20, 2006 the Corporation announced a 10 percent stock dividend, to be paid on May 31, 2006, to shareholders of record on May 15, 2006. The combined effect of the increase in the cash dividend in the first quarter and the stock dividend in the second quarter is a 22 percent increase in the quarterly cash dividend.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at March 31, 2006 as shown in the table below:

	Regulatory Requirements
	Adequately Capitalized	Well Capitalized	March 31, 2006	December 31, 2005
Tier 1 capital			$61,985	$60,853
Tier 2 capital			6,620	6,388

Total regulatory capital			$68,605	$67,241

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.31%	10.40%
Tier 1 risk-based capital	4%	6%	11.71%	11.92%
Total risk-based capital	8%	10%	12.96%	13.17%

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

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine month period ended September 30, 2005, total portfolio loans increased $15 million. Core deposit growth exceeded loan growth during the first quarter of 2006, which allowed the Bank to reduce its use of brokered deposits and federal funds purchased. Brokered deposits declined $16 million and federal funds purchased declined $6 million from December 31, 2005 to March 31, 2006. Management expects loan growth to exceed deposit growth during the remainder of 2006, which would put the Bank into federal funds purchased position again. At March 31, 2006, the Bank had available and unused federal funds lines of credit totaling $50 million from various correspondent banks.

        Cash and cash equivalents increased $7 million from December 31, 2005 to March 31, 2006. The current level of cash and cash equivalents is deemed to be acceptable and with the exception of an expected decline in federal funds sold is not expected to change significantly during 2006.

        Operating activities provided net cash of $619,000 during the first three months of 2006, compared to $1,093,000 in the first three months of 2005. The increase was primarily the result of a change in other liabilities, which was partially offset by the increase in net income. Investing activities used net cash of $19,876,000 for the first three months of 2006, compared to $17,458,000 for the same period in 2005. This increase was mainly the result of a $5 million increase in the cash used for the purchase of available-for-sale securities, which was partially offset by a $3 million increase in cash received from sales calls and maturities. Financing activities during the first three months of 2006 provided net cash of $26,248,000, compared to $16,774,000 for the same period in 2005. This increase was the result of the transfer of securities sold under agreements to repurchase to other deposit products that occurred in 2005.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of March 31, 2006.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
300 basis point rise	$44,284	(26.7%)	$24,322	0.2%
200 basis point rise	49,595	(18.0%)	24,304	0.2%
100 basis point rise	55,006	(9.0%)	24,285	0.1%
Base rate	60,453	-	24,264	-
100 basis point decline	66,099	9.3%	24,173	(0.4%)
200 basis point decline	71,787	18.7%	23,864	(1.6%)
300 basis point decline	77,284	27.8%	23,474	(3.3%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk James A. Luyk (Chief Financial Officer)

Date: May 9, 2006

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