Form 10-Q
period 2006-06-30
O A K FINANCIAL CORP
filed 2006-08-09
CIK 1038459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-22461
O.A.K. FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2817345

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2445 84th Street, S.W., Byron Center, Michigan 49315
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (616) 878-1591

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,457,615 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 9, 2006.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3-6
	Notes to Consolidated Financial Statements	7-9

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-18

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.
	Controls and Procedures	20

Part II.	Other Information

	Item 1.
	Legal Proceedings	20

	Item 1A.
	Risk Factors	20

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.
	Defaults Upon Senior Securities	20

	Item 4.
	Submission of Matters to a Vote of Security Holders	20

	Item 5.
	Other Information	20

	Item 6.
	Exhibits	20

Signatures		21

Exhibit Index		22
Certificate of the President and Chief Executive Officer to Section 302
Certificate of the Chief Financial Officer to Section 302
Certificate of the Chief Executive Officer to Section 906
Certificate of the Chief Financial Officer to Section 906

OAK FINANCIAL CORPORATION	CONSOLIDATED BALANCE SHEETS
AND SUBSIDIARY

(Dollars in thousands, except per share data)

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS

Cash and due from banks	$12,548	$12,943
Federal funds sold	—	—

Total cash and cash equivalents	12,548	12,943

Available-for-sale securities	108,184	102,563

Loans held for sale	700	598

Total loans	485,294	453,879
Allowance for loan losses	(7,375)	(7,160)

Net Loans	477,919	446,719

Accrued interest receivable	3,076	3,153
Premises and equipment, net	15,044	14,717
Restricted investments	3,419	3,119
Other assets	7,707	7,273

Total assets	$628,597	$591,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest bearing	$72,713	$68,445
Interest bearing	447,506	419,452

Total deposits	520,219	487,897

Securities sold under agreements to repurchase	—	796
Federal funds purchased	15,900	6,050
Federal Home Loan Bank Advances	26,237	27,800
Other borrowed funds	241	3,569
Other liabilities	3,886	4,378

Total liabilities	566,483	530,490

Stockholders’ equity
Common stock, $1 par value; 4,000,000 shares authorized; 2,457,615 shares issued and outstanding	2,458	2,235
Additional paid-in capital	23,880	14,957
Retained earnings	37,084	43,926
Accumulated other comprehensive income	(1,308)	(523)

Total stockholders’ equity	62,114	60,595

Total liabilities and stockholders’ equity	$628,597	$591,085

     The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$8,933	$6,740	$17,081	$12,870
Available-for-sale securities	1,135	889	2,203	1,795
Restricted investments	46	36	90	73
Federal funds sold	7	1	57	3

Total interest income	10,121	7,666	19,431	14,741

Interest expense
Deposits	3,769	2,103	7,059	3,969
Borrowed funds	579	475	998	861
Securities sold under agreements to repurchase	1	9	2	46

Total interest expense	4,349	2,587	8,059	4,876

Net interest income	5,772	5,079	11,372	9,865

Provision for loan losses	180	120	300	240

Net interest income after provision for loan losses	5,592	4,959	11,072	9,625

Non-interest income
Service charges on deposit accounts	798	631	1,466	1,199
Mortgage banking	213	260	397	463
Net gain on sales of available for sale securities	2	(4)	16	(4)
Insurance premiums and brokerage fees	247	326	591	719
Other	313	137	444	273

Total non-interest income	1,573	1,350	2,914	2,650

Non-interest expenses
Salaries	2,420	2,037	4,691	3,923
Employee benefits	479	436	942	917
Occupancy (net)	376	353	762	708
Furniture and fixtures	257	260	482	526
Other	1,243	1,258	2,517	2,509

Total non-interest expenses	4,775	4,344	9,394	8,583

Income before federal income taxes	2,390	1,965	4,592	3,692

Federal income taxes	700	555	1,335	1,044

Net income	$1,690	$1,410	$3,257	$2,648

Income per common share: *
Basic	$0.69	$0.57	$1.33	$1.07
Diluted	$0.69	$0.57	$1.33	$1.07

*	Per share data has been adjusted to reflect the 10% stock dividends on May 31, 2005 and May 31, 2006.

OAK FINANCIAL CORPORATION	CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY	CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Six months ended June 30,
	(Unaudited)
	2006	2005
Balance, beginning of year	$60,595	$57,353
Net income	3,257	2,648
Net change in accumulated other comprehensive income	(785)	(180)
Dividends declared	(953)	(779)

Balance, end of period	$62,114	$59,042

OAK FINANCIAL CORPORATION	CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY	COMPREHENSIVE INCOME

(in thousands)

	Three Months ended		Six Months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Net income	$1,690	$1,410	$3,257	$2,648
Change in unrealized gain/(loss) on securities, net of tax	(539)	548	(785)	(180)

Comprehensive income	$1,151	$1,958	$2,472	$2,468

     The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION	CONSOLIDATED STATEMENTS OF
AND SUBSIDIARY	CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	(Unaudited)
	2006	2005
Cash flows from operating activities
Net income	$3,257	$2,648
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	504	545
Provision for loan losses	300	240
Proceeds from sales of loans held for sale	19,255	24,651
Originations of loans held for sale	(19,025)	(24,433)
Net (gain) loss on sales of available-for-sale securities	(16)	4
Net gain on sales of loans held for sale	(331)	(377)
Net amortization of investment premiums	203	422
Stock dividends received from restricted investments	—	(46)
Net loss on sales of property and equipment	—	46
Deferred federal income tax benefit	(75)	(189)
Changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	76	(318)
Other assets	(357)	(442)
Other liabilities	(178)	588

Net cash provided by operating activities	3,613	3,339

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	4,215	14,681
Proceeds from sales	6,563	8,823
Purchases	(17,775)	(21,241)
Purchases of restricted investments	(300)	—
Net increase in loans held for investment	(31,501)	(25,822)
Purchases of premises and equipment	(831)	(625)
Proceeds from the sale of premises and equipment	—	3

Net cash used in investing activities	(39,629)	(24,181)

Cash flows from financing activities
Net increase in deposits	32,322	36,581
Net decrease in TT&L note	(3,328)	(749)
Net (decrease) increase in borrowed funds	(1,563)	10,000
Dividends paid	(864)	(683)
Net decrease in securities sold under agreements to repurchase	(796)	(25,098)
Net increase in federal funds purchased	9,850	2,800

Net cash provided by financing activities	35,621	22,851

Net (decrease) increase in cash and cash equivalents	(395)	2,009

Cash and cash equivalents, beginning of period	12,943	9,967

Cash and cash equivalents, end of period	$12,548	$11,976

Supplementary cash flows information
Interest paid	$8,213	$4,558
Income taxes paid	$1,493	$1,119
     The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.
     All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 10% stock dividends distributed on May 31, 2005 and May 31, 2006.
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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Average shares outstanding for basic earnings per share	2,458	2,461	2,458	2,461
Dilutive shares from stock option plans	1	—	1	—

Shares for dilutive earnings per share	2,459	2,461	2,459	2,461

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
     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on an individual loan basis for commercial and construction loans by either: the present value of expected future cash flows, discounted at the loan’s effective interest rate; the loan’s obtainable market price; or the fair value of the collateral if the loan is collateral dependent.
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
Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)
     The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 199,650 options under the Employees’ Plan and up to 42,350 options under the Directors’ Plan.
     Options under both plans become exercisable after the first anniversary of the award date, except the options awarded in 2005, which were vested at the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first six months of 2006. During 2005, 1,650 options were awarded at an exercise price of $38.18. The following tables summarize information about stock option transactions during such quarters:

	June 30, 2006		June 30, 2005
		Average		Average
		Option		Option
	Shares	Price	Shares	Price
Outstanding, beginning of period	33,414	$40.30	34,184	$40.46
Granted	—	—	1,650	$38.18
Exercised	—	—	—	—
Forfeited/expired	—	—	(2,420)	$41.22

Outstanding, end of period	33,414	$40.30	33,414	$40.30

Exercisable, end of period	33,414	$40.30	33,414	$40.30

	Outstanding		Exercisable
		Wgt. Avg.
Exercise	Number	Remaining	Number
Price	June 30, 2006	Contractual Life	June 30, 2006
$36.78	10,880	5.6 years	10,880
$37.19	1,210	7.8 years	1,210
$38.18	1,650	8.8 years	1,650
$41.32	13,501	3.8 years	13,501
$45.45	6,172	3.5 years	6,172

Total	33,414	4.3 years	33,414

     All options expire 10 years after the date of the grant; 172,580 shares are reserved for future issuance under the Employees’ Plan and 35,090 shares are reserved for future issuance under the Directors’ Plan.
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
     Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123(R), the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income as reported	$1,690	$1,410	$3,257	$2,648
Stock based compensation expense	—	—	—	—
Stock based compensation expense determined under fair value method, net of related tax effect	—	(9)	—	(10)

Pro-forma net income	$1,690	$1,401	$3,257	$2,638

Basic earnings per share as reported	$0.69	$0.57	$1.33	$1.07
Pro-forma basic earnings per share as reported	$0.69	$0.57	$1.33	$1.07

Diluted earnings per share as reported	$0.69	$0.57	$1.33	$1.07
Pro-forma diluted earnings per share as reported	$0.69	$0.57	$1.33	$1.07

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

FINANCIAL CONDITION
Summary
     Total assets increased $38 million from December 31, 2005 to June 30, 2006, for an annualized growth rate of 13 percent. Total loans increased $31 million, to $485 million, or an annualized growth rate of 14 percent as of June 30, 2006. This was primarily due to growth in commercial loans. The Bank’s investment in available-for-sale securities increased $6 million during the first quarter of 2006, for an annualized growth rate of 11 percent.
     Total deposits increased $32 million, to $520 million, or an annualized growth rate of 13 percent, from December 31, 2005 to June 30, 2006. This growth consisted of increases in non-interest bearing, NOW accounts, and time deposits of $4 million, $6 million and $33 million, respectively, from December 31, 2005 to June 30, 2006. These increases were partially offset by decreases in MMDA & Savings accounts and brokered time deposits of $8 million and $3 million, respectively, from December 31, 2005 to June 30, 2006. The Corporation continues to be well capitalized, with an equity-to-asset ratio of 9.9 percent at June 30, 2006, compared to 10.3 percent at December 31, 2005.
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
     All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings increased $6 million from December 31, 2005 to June 30, 2006. Fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first six months of 2006 are obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at June 30, 2006 was 2.91, compared to 2.75 at December 31, 2005. The tax-equivalent yield on the securities portfolio increased from 4.62% at December 31, 2005 to 4.85% at June 30, 2006. The increase in the modified duration and the tax equivalent yield of the securities portfolio is due to the recent increases in short term interest rates and some restructuring of the securities portfolio, which was intended to improve the yield of the portfolio and was part of the Corporation’s interest rate risk management process. The following table summarizes the securities available-for-sale held by the Corporation:

	Amortized	Fair	Amount
Securities available-for-sale	Cost	Value	Pledged
June 30, 2006	$110,166	$108,184	$16,637
December 31, 2005	$103,356	$102,563	$32,300
     As of June 30, 2006, $17 million, or 15 percent, of the Corporation’s securities were pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis and other purposes as required or permitted by law. This is down $15 million from the $32 million that was pledged as of December 31, 2005. The decline in the number of securities pledged is primarily the result of the Bank discontinuing its repurchase agreement product. The Bank generally pledges more securities than required to assure that adequate collateral is available to meet the Bank’s pledging requirements.
     As of June 30, 2006, the Corporation had a net unrealized loss on available-for-sale securities of $2.0 million, compared to $0.8 million as of December 31, 2005. The unrealized losses resulted primarily from an increase in market rates across the yield curve. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Corporation has the intent and ability to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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
Loan Portfolio Composition (dollars in thousands)

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial real estate	$276,350	57	$259,886	57
Commercial	104,411	21	87,440	19
Residential real estate	86,287	18	86,638	19
Consumer	18,246	4	19,915	5

Total loans	$485,294	100%	$453,879	100%

     The Bank has no international loans and there were no large concentrations of loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code.
     During the first six months of 2006, commercial real estate loans increased $16 million and commercial loans increased $17 million, for annualized growth rates of 13 percent and 39 percent, respectively. The significant increase in commercial and commercial real estate loans is reflective of the Bank’s strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans remained flat during the six-month period ended June 30, 2006. Consumer loans declined $2 million during the first six months of 2006. The decline in consumer loans was primarily from the intentional run-off of the indirect consumer loan portfolio. Expansion of the overall loan portfolio during the first half of 2006 has been at a 14 percent annualized rate and is expected to remain at a similar level for the remainder of 2006.
     The Bank’s current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first six months of 2006, the Bank sold loans totaling $1.2 million with servicing rights retained and $17.7 million with the servicing rights released. The Bank has been selling most of the loans that are originated with servicing rights released to reduce the Bank’s exposure to risk in a changing interest rate environment. As a result, the number of loans that the Bank is servicing has been declining. At June 30, 2006 and December 31, 2005, the Bank was servicing loans for secondary market entities totaling approximately $192 million and $205 million, respectively. Mortgage servicing rights were valued at approximately $1.9 million at June 30, 2006 and $2.0 million at December 31, 2005, and had a carrying value of $1.6 million and $1.8 million, respectively. There was no reserve for impairment at June 30, 2006 or December 31, 2005.

Non-performing Assets (dollars in thousands)

	June 30,	December 31,
	2006	2005
Non-accrual loans	$982	$1,178
90 days or more past due & still accruing	—	374

Total Non-performing Loans	982	1,552
Other real estate	170	248

Total Non-performing Assets	$1,152	$1,800

As a percentage of portfolio loans
Non-performing loans	.20%	.34%
Non-performing assets	.24%	.40%
Allowance for loan losses	1.52%	1.58%
Allowance for loan losses as a % of non-performing loans	750%	461%
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
     Total non-performing assets declined $648,000 from December 31, 2005 to June 30, 2006. The decline is reflective of the overall improvement in the quality of the Bank’s loan portfolio. At June 30, 2006 there was one property categorized as other real estate. The allowance for loan losses as a percentage of portfolio loans declined from 1.58 percent at December 31, 2005 to 1.52 percent at June 30, 2006.
Allowance for Loan Losses (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$7,231	$6,982	$7,160	$6,846
Loans charged-off	(125)	(129)	(225)	(221)
Recoveries of loans previously charged off	89	65	140	173
Additions to allowance charged to operations	180	120	300	240

Balance at end of period	$7,375	$7,038	$7,375	$7,038

Net loans charged-off (recovered) to average loans outstanding [annualized]	0.03%	0.04%	0.04%	0.02%
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
     Impaired loans were $7 million at June 30, 2006, compared to $11 million at December 31, 2005. The allowance for loan losses attributable to impaired loans was $1.8 million at June 30, 2006 and $2.0 million at December 31, 2005.

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

	June 30, 2006		December 31, 2005
	Allowance	% of total	Allowance	% of total
	Amount	allowance	Amount	allowance
Commercial and commercial real estate	$5,710	77%	$5,615	78%
Real estate mortgages	253	3	328	5
Consumer	905	12	1,082	15
Unallocated	507	8	135	2

Total	$7,375	100%	$7,160	100%

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
Deposits and Borrowed Bunds (dollars in thousands)
     The following table sets forth the deposit balances and the portfolio mix:

	June 30, 2006		December 31, 2005
	Balance	%	Balance	%
Non-interest bearing demand	$72,713	14%	$68,445	14%
NOW Accounts	126,919	24	120,722	25
MMDA/Savings	76,234	15	84,445	17
Time — negotiable brokered	72,676	14	75,231	15
Time	171,677	33	139,054	29

Total Deposits	$520,219	100%	$487,897	100%

     Total deposits increased $32 million from December 31, 2005 to June 30, 2006, for an annualized growth rate of 13 percent. The largest increase in deposits occurred in time deposits, which increased $33 million in the first six months of 2006. The primary reasons for the increase in time deposits were a very successful deposit account acquisition campaign, combined with targeted marketing for the Banks time deposit products and the growth of the new Wayland branch, which opened in November of 2005. The increase in deposits allowed the Bank to partially reduce its total brokered time deposits by not renewing deposits as they matured.
     Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are integral components of the Bank’s asset/liability management effort. Brokered deposits declined $3 million from December 31, 2005 to June 30, 2006 and FHLB advances declined $2 million from December 31, 2005 to June 30, 2006. These declines were due to the shift in deposit products that is mentioned above. Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies. If loan growth exceeds core deposit growth in the future, the Bank will use alternative funding sources, including brokered deposits, to meet the funding needs of the Bank.

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
RESULTS OF OPERATIONS
Summary
     Net income was $1,690,000 for the second quarter of 2006, which was a 20 percent increase over the $1,410,000 that was reported for the same period in 2005. Basic and diluted earnings per share in the second quarter of 2006 were $0.69, an increase of 21 percent over the $0.57 reported in the second quarter of 2005. The strong earnings improvement in the second quarter is a result of increases in net interest income, due to growth in earning assets and improvement in the Bank’s net interest margin and non-interest income.
Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$1,690	$1,410	$3,257	$2,648

Basic income per share	$0.69	$0.57	$1.33	$1.07
Diluted income per share	$0.69	$0.57	$1.33	$1.07

Earnings ratios:
Return on average assets	1.08%	1.01%	1.07%	0.96%
Return on average equity	10.94%	9.68%	10.65%	9.19%
Net Interest Income (dollars in thousands)
     The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average earning assets	$595,395	$530,518	$583,117	$525,883
Tax equivalent net interest income	$5,915	$5,220	$11,657	$10,140

As a percentage of average earning assets:
Tax equivalent interest income	6.91%	5.90%	6.82%	5.76%
Interest expense	3.56%	2.40%	3.39%	2.30%

Interest spread	3.35%	3.51%	3.43%	3.46%

Tax equivalent net interest income	3.98%	3.95%	4.03%	3.89%

Average earning assets as a percentage of average assets	95.0%	94.4%	95.0%	94.5%

     Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $695,000 for the three-month period ended June 30, 2006, compared to the same period in 2005. The tax equivalent net interest income increased $1,517,000 for the six-month period ended June 30, 2006, compared to the same period in 2005. The increase in tax equivalent interest income has been aided by the strong increases in the Bank’s average earning assets as well as the increase in the Bank’s net interest margin. Average earning assets increased $65 million, or 12 percent, from $530 million for the second quarter of 2005 to $595 million for second quarter of 2006. Average earning assets increased $57 million, or 11 percent, from $526 million for the six-month period ended June 30, 2005 to $583 million for six-month period ended June 30, 2006. Tax equivalent net interest income, as a percentage of average earning assets, was 3.98% for the second quarter of 2006 compared to 3.95% for the second quarter of 2005, up 3 basis points. Tax equivalent net interest income, as a percentage of average earning assets, was 4.03% for the year-to-date period ended June 30, 2006 compared to 3.89% for the year-to-date period ended June 30, 2005, up 14 basis points. Tax equivalent net interest income, as a percentage of average earning assets, declined 11 basis points from the first quarter of 2006 to the second quarter of 2006. This decline is the result of pricing pressures on deposits and other liabilities intensifying, due to rising short-term interest rates and increased competitive pressures. Management expects that the net interest margin will continue to experience pressure through the remainder of 2006.
Provision for Loan Losses
     The provision for loan losses charged to earnings during the second quarter of 2006 and the year-to-date period ended June 30, 2006 were $180,000 and $300,000, respectively. This compares to a provision for loan losses charged to earnings for second quarter of 2005 and the year-to-date period ended June 30, 2005 of $120,000 and $240,000, respectively. The increase in the provision is the result of the recent growth in the Bank’s loan portfolios. The allowance for loan losses as a percentage of total loans has declined from 1.58 percent as of December 31, 2005 to 1.52% as of June 30, 2006, due to improvements in asset quality. Management believes that the allowance for loan losses is adequate.
Non-interest Income
     Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $223,000, or 17 percent, to $1,573,000 for the second quarter of 2006, compared to $1,350,000 for the second quarter in 2005 and increased $264,000, or 10 percent for the six month period ended June 30, 2006, compared to the same period in 2005. Service charges on deposit accounts increased $167,000, or 26 percent for the three-month period and $267,000, or 22 percent for the six-month period. The increase in both periods is primarily due to increases in income from NSF charges on deposit accounts, which resulted from an increase in the fee charged for an overdraft. The increase also included additional ATM related fees, due to the account growth that the Bank has experienced over the past year. Mortgage banking revenue declined $47,000, or 18 percent for the three-month period and declined $66,000, or 14 percent for the six-month period, compared to the same periods last year. The decline is due to the continued softness in mortgage banking, which has resulted from the current rising interest rate environment and the current economic outlook. Insurance revenue declined $79,000, or 24 percent for the three-month period and $128,000, or 18 percent for the six-month period. This was largely due to a decline in the annual profit-sharing income, received from the insurance underwriters in the first quarter, which is based on the loss rate of the Byron Insurance Agency policyholders, as well as the current policyholders renewing at lower premiums. Other non-interest income increased $176,000, or 128 percent for the three-month period and $171,000, or 63 percent for the six-month period. This results from the recognition of a deferred gain of $173,000 on other bank real estate.

Non-interest Expense
     Non-interest expense increased $431,000, or 10 percent, to $4,775,000 for the three-month period ended June 30, 2006, compared to $4,344,000 for the same period in 2005 and increased $811,000, or 9 percent for the six-month period ended June 30, 2006, compared to the same period in 2005. Salaries and benefits expense increased $426,000, or 17 percent for the second quarter of 2006 and increased $793,000, or 16 percent for the six-month period ended June 30, 2006, compared to the same periods in 2005. The increase in salary and benefits expense is primarily related to additional staffing, including staff increases associated with the opening of the new Wayland branch, the addition of several loan officers and the expansion of our Mobile Banking service. Increased incentives associated with strong performance to date also contributed to the increase in salaries and benefits expense during both periods. Excluding salary and benefits, non-interest expenses increased only $5,000 and $18,000 for the three-month and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005, as increases in data processing and software expenses were mostly offset by decreases in marketing and printing and supplies expenses. The Bank is making a significant investment in new information technology equipment and software, which has contributed to the increases in data processing and software expenses.
Provision for Federal Income Tax
     The provision for federal income taxes was $700,000 and $1,335,000 for the three-month and six-month periods ended June 30, 2006, compared to $555,000 and $1,044,000 for the three-month and six-month periods ended June 30, 2005. This equates to an effective tax rate of 29% for both periods in 2006, compared to an effective tax rate of 28%, for the same periods in 2005.
     The difference between the Corporation’s effective tax rate and statutory tax rate is largely due to the percentage of total income that is derived from loan and investment interest income that is exempt from federal taxation. The Corporation does not expect significant fluctuations in the effective tax rate throughout the year.
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
LIQUIDITY AND CAPITAL RESOURCES
Capital
     The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1,519,000 from December 31, 2005, to June 30, 2006; this represents a change of 3 percent. The change in the Corporation’s total stockholder’s equity is the net result of the Corporation’s net income for the six-month period ended June 30, 2006, reduced by the quarterly dividends that were paid during that same period, and a change in the securities valuation, which caused a $785,000 decline in accumulated other comprehensive income, from December 31, 2005 to June 30, 2006.
     The quarterly dividend was increased from $0.18 per share in the first quarter of 2006 to $0.20 per share in the second quarter of 2006. The Corporation also paid a 10 percent stock dividend on May 31, 2006, to shareholders of record on May 15, 2006. The combined effect of the increase in the cash dividend and the stock dividend is a 22 percent increase in the quarterly cash dividend. On June 19, 2006 the Corporation announced a quarterly dividend of $0.20 to be paid on July 28, 2006, to shareholders of record on July 7, 2006. It is anticipated that the Corporation will continue to pay quarterly cash dividends in the future.
     Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)
     Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at June 30, 2006 as shown in the table below:

	Regulatory Requirements
	Adequately	Well	June 30,
	Capitalized	Capitalized	2006	December 31, 2005
Tier 1 capital			$63,178	$60,853
Tier 2 capital			6,830	6,388

Total regulatory capital			$70,008	$67,241

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.08%	10.40%
Tier 1 risk-based capital	4%	6%	11.56%	11.92%
Total risk-based capital	8%	10%	12.81%	13.17%
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
     The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the six-month period ended July 30, 2006, total portfolio loans increased $31 million and deposits increased $32 million. Federal funds purchased increased $10 million, brokered deposits declined $3 million and Federal Home Loan Bank advances declined $2 million from December 31, 2005 to June 30, 2006. Management expects loan growth to exceed deposit growth during the remainder of 2006, which would be funded through the use of federal funds purchased, brokered deposits and federal home loan bank advances. At June 30, 2006, the Bank had unused federal funds lines of credit totaling $34 million from various correspondent banks.
     Cash and cash equivalents remained flat at $13 million, from December 31, 2005 to June 30, 2006. The current level of cash and cash equivalents is deemed to be acceptable and is not expected to change significantly during 2006.
     Operating activities provided net cash of $3.6 million during the first six months of 2006, compared to $3.3 million in the first six months of 2005. The increase was primarily the result of the increase in net income, which was partially offset by a change in other liabilities. Investing activities used net cash of $39.6 million for the first six months of 2006, compared to $24.2 million for the same period in 2005. This increase was mainly the result of a $10.5 million decline in the cash provided by maturities, calls and principal pay-downs of available-for-sale securities and a $5.7 million increase in cash used to fund the increases in loans. Financing activities during the first six months of 2006 provided net cash of $35.6 million, compared to $22.9 million for the same period in 2005. This increase was the result of the transfer of securities sold under agreements to repurchase to other deposit products that occurred in 2005.

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
Simulation Model
     Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of June 30, 2006.
Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

	Market Value of
	Portfolio	Percent	Net Interest	Percent
Change in Interest Rates	Equity(1)	Change	Income(2)	Change
300 basis point rise	$43,383	(28.8%)	$23,924	4.5%
200 basis point rise	49,104	(19.4%)	23,584	3.0%
100 basis point rise	54,981	(9.8%)	23,243	1.5%
Base rate	60,947	—	22,901	—
100 basis point decline	67,026	10.0%	22,559	(1.5%)
200 basis point decline	73,099	19.9%	22,212	(3.0%)
300 basis point decline	79,002	29.6%	21,825	(4.7%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders The annual meeting of shareholders was held on April 20, 2006. At the meeting the shareholders elected two directors, each to a three-year term:

		Votes
Director Nominee	Term Expires	For:	Withheld:
Robert F. Dentzman	2009	1,363,428	28,632
Patrick K. Gill	2009	1,364,570	27,490

Item 5.	Other Information – None

Item 6.	Exhibits
(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION
/s/ Patrick K. Gill
Patrick K. Gill
(Chief Executive Officer)

/s/ James A. Luyk
James A. Luyk
(Chief Financial Officer)

Date: August 9, 2006

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