Form 10-Q
period 2006-09-30
O A K FINANCIAL CORP
filed 2006-11-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
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

Registrant’s telephone number, including area code: (616) 878-1591
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.

Yes [  ] No [ X ]

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

Yes  [  ] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,457,615 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 9, 2006.

INDEX
Part I. Part II. Signatures Exhibit Index
Financial Information (unaudited):

Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitataive Disclosures About Market Risk

Item 4.
Controls and Procedures

Other Information

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.
Defaults Upon Senior Securities

Item 4.
Submission of Matters to a Vote of Security Holders

Item 5.
Other Information

Item 6.
	Exhibits	Page Number(s) 3-6 7-9 10-18 19 20 20 20 20 20 20 20 20 21 22

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS

Cash and due from banks	$12,758	$12,943
Federal funds sold	21,800	--

Total cash and cash equivalents	34,558	12,943

Available-for-sale securities	112,141	102,563

Loans held for sale	2,399	598

Total loans	496,597	453,879
Allowance for loan losses	(7,491)	(7,160)

Net Loans	489,106	446,719

Accrued interest receivable	3,634	3,153
Premises and equipment, net	15,580	14,717
Restricted investments	3,216	3,119
Other assets	7,212	7,273

Total assets	$667,846	$591,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$68,495	$68,445
Interest bearing	501,447	419,452

Total deposits	569,942	487,897

Securities sold under agreements to repurchase	--	796
Federal funds purchased	--	6,050
Federal Home Loan Bank Advances	24,237	27,800
Other borrowed funds	4,000	3,569
Other liabilities	5,356	4,378

Total liabilities	603,535	530,490

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,457,615 shares issued and outstanding	2,458	2,235
Additional paid-in capital	23,880	14,957
Retained earnings	38,420	43,926
Accumulated other comprehensive income	(447)	(523)

Total stockholders' equity	64,311	60,595

Total liabilities and stockholders' equity	$667,846	$591,085

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months ended September 30, (Unaudited)		Nine Months ended September 30, (Unaudited)

	2006	2005	2006	2005

Interest Income
Interest and fees on loans	$9,331	$7,280	$26,412	$20,150
Available-for-sale securities	1,166	950	3,369	2,745
Restricted investments	40	40	130	113
Federal funds sold	137	18	194	21

Total interest income	10,674	8,288	30,105	23,029

Interest expense
Deposits	4,424	2,329	11,483	6,298
Borrowed funds	439	471	1,437	1,332
Securities sold under agreements to repurchase	--	6	2	52

Total interest expense	4,863	2,806	12,922	7,682

Net interest income	5,811	5,482	17,183	15,347

Provision for loan losses	120	120	420	360

Net interest income after provision for loan losses	5,691	5,362	16,763	14,987

Non-interest income
Service charges on deposit accounts	1,141	658	2,607	1,857
Mortgage banking	188	331	585	794
Net gain (loss) on sales of available for sale securities .	--	--	16	(4)
Insurance premiums and brokerage fees	264	325	855	1,044
Other	131	130	575	403

Total non-interest income	1,724	1,444	4,638	4,094

Non-interest expenses
Salaries	2,354	2,165	7,045	6,088
Employee benefits	468	423	1,410	1,340
Occupancy (net)	378	342	1,140	1,050
Furniture and fixtures	238	219	720	745
Other	1,302	1,280	3,819	3,789

Total non-interest expenses	4,740	4,429	14,134	13,012

Income before federal income taxes	2,675	2,377	7,267	6,069

Federal income taxes	798	702	2,133	1,746

Net income	$1,877	$1,675	$5,134	$4,323

Income per common share: *
Basic	$0.76	$0.68	$2.09	$1.75
Diluted	$0.76	$0.68	$2.09	$1.75

* Per share data has been adjusted to reflect the 10% stock dividends on May 31, 2005 and May 31, 2006.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Nine months ended September 30, (Unaudited)

	2006	2005

Balance, beginning of year	$60,595	$57,353
Net income	5,134	4,323
Net change in accumulated other comprehensive income	76	(559)
Dividends declared	(1,494)	(1,182)
Redemption of Employee Stock Ownership Plan (ESOP) shares	--	(142)

Balance, end of period	$64,311	$59,793

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended September 30, (Unaudited)		Nine Months ended September 30, (Unaudited)

	2006	2005	2006	2005

Net income	$1,877	$1,675	$5,134	$4,323
Change in unrealized gain/(loss) on securities,
net of tax	861	(379)	76	(559)

Comprehensive income	$2,738	$1,296	$5,210	$3,764

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARY	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended September 30, (Unaudited)

	2006	2005

Cash flows from operating activities
Net income	$5,134	$4,323
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	760	775
Provision for loan losses	420	360
Proceeds from sales of loans held for sale	29,602	44,322
Originations of loans held for sale	(30,899)	(42,667)
Net (gain) loss on sales of available-for-sale securities	(16)	4
Net gain on sales of loans held for sale	(504)	(667)
Net amortization of investment premiums	293	560
Stock dividends received from restricted investments	--	(46)
Net (gain) loss on sales of property and equipment	(1)	58
Deferred federal income tax benefit	(240)	(165)
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	(481)	(577)
Other assets	303	(30)
Other liabilities	800	1,270

Net cash provided by operating activities	5,171	7,520

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	5,858	16,878
Proceeds from sales	6,563	8,823
Purchases	(22,161)	(27,340)
Purchases of restricted investments	(97)	--
Net increase in loans held for investment	(42,808)	(37,822)
Purchases of premises and equipment	(1,624)	(1,322)
Proceeds from the sale of premises and equipment	2	3

Net cash used in investing activities	(54,267)	(40,780)

Cash flows from financing activities
Net increase in deposits	82,045	49,993
Net decrease in TT&L note	431	1,231
Net (decrease) increase in borrowed funds	(3,563)	10,000
Dividends paid	(1,356)	(1,085)
Redemption of ESOP shares	--	(142)
Net decrease in securities sold under agreements to repurchase	(796)	(27,759)
Net increase in federal funds purchased	(6,050)	3,200

Net cash provided by financing activities	70,711	35,438

Net (decrease) increase in cash and cash equivalents	21,615	2,178
Cash and cash equivalents, beginning of period	12,943	9,967

Cash and cash equivalents, end of period	$34,558	$12,145

Supplementary cash flows information
Interest paid	$12,415	$7,360
Income taxes paid	$2,218	$2,073

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year-to-date and three-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

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

	Three Months ended September 30,		Nine Months ended September 30,

	2006	2005	2006	2005

Average shares outstanding for basic	2,458	2,460	2,458	2,461
earnings per share
Dilutive shares from stock option plans	1	1	1	--

Shares for dilutive earnings per share	2,459	2,461	2,459	2,461

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

        Options under both plans become exercisable after the first anniversary of the award date, except the options awarded in 2005, which were vested at the award date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first nine months of 2006. During 2005, 1,650 options were awarded at an exercise price of $38.18. The following tables summarize information about stock option transactions during such quarters:

	September 30, 2006		September 30, 2005

	2006	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	33,414	$40.30	34,184	$40.46
Granted	--	--	1,650	$38.18
Exercised	--	--	--	--
Forfeited/expired	--	--	(2,420)	$41.22

Outstanding, end of period	33,414	$40.30	33,414	$40.30

Exercisable, end of period	33,414	$40.30	33,414	$40.30

	Outstanding		Exercisable

Exercise Price	Number September 30, 2006	Wgt. Avg. Remaining Contractual Life	Number September 30, 2006

$36.78	10,880	5.4 years	10,880
$37.19	1,210	7.5 years	1,210
$38.18	1,650	8.5 years	1,650
$41.32	13,501	3.6 years	13,501
$45.45	6,172	3.3 years	6,172

Total	33,414	4.1 years	33,414

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

        Had compensation costs for the Corporation’s stock option plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123(R), the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net Income as reported	$1,877	$1,675	$5,134	$4,323
Stock based compensation expense	--	--	--	--
Stock based compensation expense
determined under fair value method,
net of related tax effect	--	--	--	(10)

Pro-forma net income	$1,877	$1,675	$5,134	$4,323

Basic earnings per share as reported	$0.76	$0.68	$2.09	$1.75
Pro-forma basic earnings per share as reported	$0.76	$0.68	$2.09	$1.75

Diluted earnings per share as reported	$0.76	$0.68	$2.09	$1.75
Pro-forma diluted earnings per share as reported	$0.76	$0.68	$2.09	$1.75

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

FINANCIAL CONDITION

Summary

        Total assets increased $77 million from December 31, 2005 to September 30, 2006, for an annualized growth rate of 17 percent. Total loans increased $43 million, to $497 million, or an annualized growth rate of 13 percent as of September 30, 2006. This was primarily due to growth in commercial loans. The Bank’s investment in available-for-sale securities increased $10 million during the first nine months of 2006, for an annualized growth rate of 12 percent. As a result of the Bank’s significant increase in deposits, the Bank switched from a federal funds purchased position of $6 million as of December 31, 2005 to a federal funds sold position of $22 million as of September 30, 2006.

        Total deposits increased $82 million, to $570 million, or an annualized growth rate of 22 percent, from December 31, 2005 to September 30, 2006. This growth consisted of increases NOW accounts and time deposits of $34 million and $64 million, respectively, from December 31, 2005 to September 30, 2006. These increases were partially offset by decreases in MMDA & Savings accounts and brokered time deposits of $13 million and $4 million, respectively, from December 31, 2005 to September 30, 2006. The Corporation continues to be well capitalized, with an equity-to-asset ratio of 9.6 percent at September 30, 2006, compared to 10.3 percent at December 31, 2005.

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

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings increased $10 million from December 31, 2005 to September 30, 2006. Fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first nine months of 2006 are obligations of government sponsored entities and securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at September 30, 2006 was 2.54, compared to 2.75 at December 31, 2005. The tax-equivalent yield on the securities portfolio increased from 4.62% at December 31, 2005 to 4.86% at September 30, 2006. The increase in the tax equivalent yield of the securities portfolio is due to the recent increases in short term interest rates and some restructuring of the securities portfolio, which was intended to improve the yield of the portfolio and was part of the Corporation’s interest rate risk management process. The following table summarizes the securities available-for-sale held by the Corporation:

	Amortized Cost	Fair Value	Amount Pledged

Securities available-for-sale
September 30, 2006	$112,818	$112,141	$16,878
December 31, 2005	$103,356	$102,563	$32,300

        As of September 30, 2006, $17 million, or 15 percent, of the Corporation’s securities were pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis and other purposes as required or permitted by law. This is down $15 million from the $32 million that was pledged as of December 31, 2005. The decline in the number of securities pledged is primarily the result of the Bank discontinuing its repurchase agreement product.

        As of September 30, 2006, the Corporation had a net unrealized loss on available-for-sale securities of $677,000, compared to $793,000 as of December 31, 2005. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Corporation has the intent and ability to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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

Loan Portfolio Composition (dollars in thousands)

	September 30, 2006		December 31, 2005

	Amount	%	Amount	%

Commercial real estate	$286,671	57	$259,886	57
Commercial	105,793	21	87,440	19
Residential real estate	86,566	18	86,638	19
Consumer	17,567	4	19,915	5

Total loans	$496,597	100%	$453,879	100%

        The Bank has no international loans and there were no large concentrations of loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the Standard Industrial Classification (S.I.C.) code.

        During the first nine months of 2006, commercial real estate loans increased $27 million and commercial loans increased $18 million, for annualized growth rates of 14 percent and 28 percent, respectively. The significant increase in commercial and commercial real estate loans is reflective of the Bank’s strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans remained flat during the nine-month period ended September 30, 2006. Consumer loans declined $2 million during the first nine months of 2006. The decline in consumer loans was primarily from the intentional run-off of the indirect consumer loan portfolio. Expansion of the overall loan portfolio during the first nine months of 2006 has been at a 13 percent annualized rate and is expected to remain at a similar level for the remainder of 2006.

        The Bank’s current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first nine months of 2006, the Bank sold loans totaling $1.9 million with servicing rights retained and $27.2 million with the servicing rights released. The Bank has been selling most of the loans that are originated with servicing rights released to reduce the Bank’s exposure to interest rate risk. As a result, the number of loans that the Bank is servicing has been declining. At September 30, 2006 and December 31, 2005, the Bank was servicing loans for secondary market entities totaling approximately $186 million and $205 million, respectively. Mortgage servicing rights were valued at approximately $1.8 million at September 30, 2006 and $2.0 million at December 31, 2005, and had a carrying value of $1.5 million and $1.8 million, respectively. There was no reserve for impairment at September 30, 2006 or December 31, 2005.

Non-performing Assets (dollars in thousands)

	September 30, 2006	December 31, 2005

Non-accrual loans	$1,023	$1,178
90 days or more past due & still accruing	57	374

Total Non-performing Loans	1,080	1,552
Other real estate	271	248

Total Non-performing Assets	$1,351	$1,800

As a percentage of portfolio loans
Non-performing loans	.22%	.34%
Non-performing assets	.27%	.40%
Allowance for loan losses	1.51%	1.58%
Allowance for loan losses as a % of non-performing loans	693%	461%

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

        Total non-performing assets declined $449,000 from December 31, 2005 to September 30, 2006. The decline is reflective of the overall improvement in the quality of the Bank’s loan portfolio. At September 30, 2006 there were two properties categorized as other real estate. The allowance for loan losses as a percentage of portfolio loans declined from 1.58 percent at December 31, 2005 to 1.51 percent at September 30, 2006.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$7,375	$7,038	$7,160	$6,846
Loans charged-off	(78)	(129)	(303)	(350)
Recoveries of loans previously charged off	74	54	214	227
Additions to allowance charged to operations	120	120	420	360

Balance at end of period	$7,491	$7,083	$7,491	$7,083

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.00%	0.07%	0.02%	0.04%

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

        Impaired loans were $7 million at September 30, 2006, compared to $11 million at December 31, 2005. The allowance for loan losses attributable to impaired loans was $1.7 million at September 30, 2006 and $2.0 million at December 31, 2005.

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

	September 30, 2006		December 31, 2005

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$6,053	81%	$5,615	78%
Real estate mortgages	222	3	328	5
Consumer	871	12	1,082	15
Unallocated	345	4	135	2

Total	$7,491	100%	$7,160	100%

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

        The allowance for loan losses allocated to commercial and commercial real estate increased $438,000 from December 31, 2005. The increase is a result of $45 million in loan growth and the addition of several real-estate development and construction loans to our internal watch list. While performing as agreed, the real-estate development and construction loans were added to our watch list due to the challenges associated with the housing industry. The specific reserve allocated to impaired credits declined by $296,000 from December 31, 2005, partially off-setting these increases.

Deposits and Borrowed Bunds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2006		December 31, 2005

	Balance	%	Balance	%

Non-interest bearing demand	$68,495	12%	$68,445	14%
NOW Accounts	154,646	27	120,722	25
MMDA/Savings	71,850	13	84,445	17
Time - negotiable brokered	71,497	13	75,231	15
Time	203,454	35	139,054	29

Total Deposits	$569,942	100%	$487,897	100%

        Total deposits increased $82 million from December 31, 2005 to September 30, 2006, for an annualized growth rate of 22 percent. The largest increases occurred in NOW accounts and time deposits, which increased $34 million and $64 million, respectively, during the first nine months of 2006. The primary reasons for the increases in these deposits were a very successful deposit account acquisition campaign, combined with targeted marketing for the Banks time deposit products, as well as some seasonal increases in funds on deposit from the Bank’s school and municipality customers. The $13 million decline in MMDA and Savings accounts was primarily due to funds shifting to other deposit products as customers are seeking out products that will improve the yield of their deposits. The increase in total deposits allowed the Bank to partially reduce its brokered time deposits and FHLB advances by not renewing deposits as they matured. Brokered deposits declined $4 million from December 31, 2005 to September 30, 2006 and FHLB advances declined $4 million from December 31, 2005 to September 30, 2006.

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

RESULTS OF OPERATIONS

Summary

        Net income was $1,877,000 for the third quarter of 2006, which was a 12 percent increase over the $1,675,000 that was reported for the same period in 2005. Basic and diluted earnings per share in the third quarter of 2006 were $0.76, an increase of 12 percent over the $0.68 reported in the third quarter of 2005. The strong earnings improvement in the quarter is a result of increases in net interest income, due to growth in earning assets and improvement in non-interest income.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net Income	$1,877	$1,675	$5,135	$4,323

Basic income per share	$0.76	$0.68	$2.09	$1.75
Diluted income per share	$0.76	$0.68	$2.09	$1.75

Earnings ratios:
Return on average assets	1.16%	1.17%	1.10%	1.03%
Return on average equity	11.74%	11.18%	11.03%	9.87%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Average earning assets	$613,379	$541,934	$593,397	$531,292
Tax equivalent net interest income	$5,952	$5,625	$17,609	$15,765

As a percentage of average earning assets:
Tax equivalent interest income	6.99%	6.17%	6.88%	5.90%
Interest expense	3.81%	2.52%	3.54%	2.39%

Interest spread	3.18%	3.65%	3.34%	3.51%

Tax equivalent net interest income	3.85%	4.12%	3.97%	3.97%

Average earning assets as a percentage of
average assets	95.2%	95.1%	95.1%	94.7%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $327,000 for the three-month period ended September 30, 2006, compared to the same period in 2005. The tax equivalent net interest income increased $1,844,000 for the nine-month period ended September 30, 2006, compared to the same period in 2005. The increase in tax equivalent interest income has been aided by the strong increases in the Bank’s average earning assets. Average earning assets increased $71 million, or 13 percent, from $542 million for the third quarter of 2005 to $613 million for the third quarter of 2006. Average earning assets increased $62 million, or 12 percent, from $531 million for the nine-month period ended September 30, 2005 to $593 million for nine-month period ended September 30, 2006. Tax equivalent net interest income, as a percentage of average earning assets, was 3.85 percent for the third quarter of 2006 compared to 4.12% for the third quarter of 2005, down 27 basis points. Tax equivalent net interest income, as a percentage of average earning assets, was 3.97 percent for the year-to-date period ended September 30, 2006, which was equal to the 3.97 percent for the year-to-date period ended September 30, 2005. Tax equivalent net interest income, as a percentage of average earning assets, declined 13 basis points from the second quarter of 2006 to the third quarter of 2006. This decline is the result of pricing pressures on deposits and other liabilities intensifying, due to rising short-term interest rates and increased competitive pressures. Management expects that the net interest margin will continue to experience pressure through the remainder of 2006.

Provision for Loan Losses

        The provision for loan losses charged to earnings during the three-month and nine-month periods ended September 30, 2006 were $120,000 and $420,000, respectively. This compares to a provision for loan losses charged to earnings for the three-month and nine-month periods ended September 30, 2005 of $120,000 and $360,000, respectively. The year-to-date increase in the provision is the result of the recent growth in the Bank’s loan portfolios. The allowance for loan losses as a percentage of total loans has declined from 1.58 percent as of December 31, 2005 to 1.51 percent as of September 30, 2006, due to improvements in asset quality. Management believes that the allowance for loan losses is adequate.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $280,000, or 19 percent, to $1,724,000 for the third quarter of 2006, compared to $1,444,000 for the third quarter in 2005 and increased $544,000, or 13 percent for the nine-month period ended September 30, 2006, compared to the same period in 2005. Service charges on deposit accounts increased $483,000, or 73 percent for the three-month period and $750,000, or 40 percent for the nine-month period. The increase in both periods is due to increases in income from NSF charges on deposit accounts, which resulted from an increase in the fee charged on overdrafts and the introduction of the Bank’s new overdraft privilege product during the third quarter of 2006. The increase also included additional ATM related fees, due to the account growth that the Bank has experienced over the past year. Mortgage banking revenue declined $143,000, or 43 percent for the three-month period and declined $209,000, or 26 percent for the nine-month period, compared to the same periods last year. The decline is due to the continued softness in mortgage banking, which has resulted from the current rising interest rate environment and the current economic outlook. Insurance and brokerage revenue declined $61,000, or 19 percent for the three-month period and $189,000, or 18 percent for the nine-month period. This was largely due to a decline in the annual profit-sharing income, received from the insurance underwriters in the first quarter, which is based on the loss rate of the insurance agency policyholders, as well as the current insurance policyholders renewing at lower premiums. Other non-interest income remained flat for the three-month period ended September 30, 2006 and increased $172,000, or 43 percent for the nine-month period ended September 30, 2006. The increase in the year-to-date period is the result of the recognition of a deferred gain of $173,000 on other bank real estate, during the second quarter of 2006.

Non-interest Expense

        Non-interest expense increased $311,000, or 7 percent, to $4,740,000 for the three-month period ended September 30, 2006, compared to $4,429,000 for the same period in 2005 and increased $1,122,000, or 9 percent for the nine-month period ended September 30, 2006, compared to the same period in 2005. Salaries and benefits expense increased $234,000, or 9 percent for the third quarter of 2006 and increased $1,027,000, or 14 percent for the nine-month period ended September 30, 2006, compared to the same periods in 2005. The increase in salary and benefits expense is primarily related to additional staffing, including staff increases associated with the opening of the new Wayland branch, the addition of several loan officers and the expansion of our Mobile Banking service. Increased incentives associated with strong performance to date also contributed to the increase in salaries and benefits expense during both periods. Excluding salary and benefits, non-interest expenses increased $77,000, or 4 percent and $95,000, or 2 percent for the three-month and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, as increases in data processing and software expenses were mostly offset by decreases in marketing and printing and supplies expenses. The Bank is making a significant investment in new information technology equipment and software, which has contributed to the increases in data processing and software expenses.

Provision for Federal Income Tax

        The provision for federal income taxes was $798,000 and $2,133,000 for the three-month and nine-month periods ended September 30, 2006, compared to $702,000 and $1,746,000 for the three-month and nine-month periods ended September 30, 2005. This equates to an effective tax rate of 30 percent and 29 percent for the three-month and nine-month periods in 2006, compared to an effective tax rate of 30 percent and 29 percent, for the same periods in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $3,716,000 from December 31, 2005, to September 30, 2006; this represents a change of 6 percent. The change in the Corporation’s total stockholder’s equity is the net result of the Corporation’s net income for the nine-month period ended September 30, 2006 and a change in the securities valuation, which caused a $76,000 increase in accumulated other comprehensive income, from December 31, 2005 to September 30, 2006. This was reduced by the quarterly dividends that were paid during that same period.

        The quarterly dividends were increased from $0.18 per share in the first quarter of 2006 to $0.20 per share in the second and third quarters of 2006. The Corporation also paid a 10 percent stock dividend during the second quarter of 2006. On September 26, 2006 the Corporation announced a 10 percent increase in the quarterly dividend to $0.22, which will be paid on October 27, 2006, to shareholders of record on October 12, 2006. It is anticipated that the Corporation will continue to pay quarterly cash dividends in the future.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at September 30, 2006 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	September 30, 2006	December 31, 2006

Tier 1 capital			$64,537	$60,853
Tier 2 capital			7,090	6,388

Total regulatory capital			$71,627	$67,241

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	10.02%	10.40%
Tier 1 risk-based capital	4%	6%	11.38%	11.92%
Total risk-based capital	8%	10%	12.63%	13.17%

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

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine-month period ended September 30, 2006, total portfolio loans increased $43 million and deposits increased $82 million. Federal funds purchased declined $6 million, brokered deposits declined $4 million and Federal Home Loan Bank advances declined $4 million from December 31, 2005 to September 30, 2006. Management expects loan growth to exceed deposit growth during the remainder of 2006, which would be funded through the use of federal funds purchased, brokered deposits and federal home loan bank advances. At September 30, 2006, the Bank had unused federal funds lines of credit totaling $55 million from various correspondent banks.

        Cash and cash equivalents increased $22 million, from December 31, 2005 to September 30, 2006. The increase is due to the Bank switching from a federal funds purchased position of $6 million to a federal funds sold position of $22 million. This is due to the significant increase in deposits that occurred during the third quarter. The Bank expects to return to a federal funds purchased position by the end of the year. The level of cash and due from banks remained flat from December 31, 2005 to September 30, 2006 and is deemed to be acceptable and is not expected to change significantly during 2006.

        Operating activities provided net cash of $5.2 million during the first nine months of 2006, compared to $7.5 million in the first nine months of 2005. The increase in net income was offset by the net cash flow from loans held for sale and the change in other liabilities. Investing activities used net cash of $54.2 million for the first nine months of 2006, compared to $40.7 million for the same period in 2005. This increase was mainly the result of a decline in the cash provided by maturities, calls and principal pay-downs of available-for-sale securities and an increase in the amount of cash used to fund the increases in loans. Financing activities during the first nine months of 2006 provided net cash of $70.7 million, compared to $35.4 million for the same period in 2005. This increase was the result of the transfer of securities sold under agreements to repurchase to other deposit products that occurred in 2005 and the net increase in deposits.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of September 30, 2006.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$60,097	(18.6%)	$25,279	3.8%
200 basis point rise	64,651	(12.4%)	24,969	2.6%
100 basis point rise	69,241	(6.2%)	24,659	1.3%
Base rate	73,813	--	24,347	--
100 basis point decline	78,316	6.1%	24,023	(1.3%)
200 basis point decline	82,601	11.9%	23,675	(2.8%)
300 basis point decline	86,338	17.0%	23,318	(4.2%)
(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION By: /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

By: /s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: November 9, 2006

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