Form 10-K
period 2006-12-31
O A K FINANCIAL CORP
filed 2007-03-14
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $1.00 par value
(Title of Class)
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [ X ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.    Yes [__]  No [ X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]   No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                       Large Accelerated Filer [__]      Accelerated Filer [ X ]      Non-Accelerated Filer [__].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [__]  No [ X ].

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value of Common Stock Held by Non-Affiliates as of June 30, 2006: $88,573,740
As of February 22, 2007, there were outstanding 2,457,615 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Part III of this report.

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

        The Company and all its subsidiaries are provided staff resources through OAK ELC, an affiliated employee leasing company. OAK ELC provides staffing solely to the Company and its subsidiaries.

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

Source of Revenue

        The Bank’s principal sources of revenue include net interest income and non-interest income. The net interest revenue is the difference between the interest the Bank earns on loans and investments and the interest the Bank pays on deposits and other interest bearing borrowed funds. Non-interest revenue includes deposit service charges, insurance premium income, brokerage fees, mortgage banking revenue, and other fees collected for services provided. Mortgage banking revenue includes the gains resulting from the origination and sale of mortgage loans and fees received for servicing mortgage loans for others. The sources of income for the three most recent years are as follows:

Percent of total revenue:	2006	2005	2004

Net interest revenue	77.9%	79.5%	73.9%
Non-interest revenue	19.5%	16.6%	20.5%
Mortgage banking revenue	2.6%	3.9%	5.6%

Employees

        As of December 31, 2006, the Company and its subsidiaries employed 158 full-time and 78 part-time persons. Management believes that relations with employees are good.

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

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, the depositors of the Bank, and the public, rather than stockholders of the Bank or the Company. Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

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

        Securities Regulation. The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The Company is generally subject to these requirements as well as SEC rules and regulation that implement the provisions of the Act. During 2004, the Company became an accelerated filer based on its aggregate market value as of June 30, 2004. As such, the Company is required to file regulatory reports on an accelerated basis and is also required to issue a report regarding the Company’s system of internal controls.

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

The Bank

        General. The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and OFIS, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

        In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund (the “SAIF”), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Management expects to use the Bank’s credit of $234,000 to reduce their 2007 assessments.

        FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the SAIF, which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025 percent of deposits.

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

        As of December 31, 2006 the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

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

        Consumer Protection Laws. The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, and regulations issued under each of those statutes. These laws generally prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of OFIS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

        Fluctuations in interest rates and economic conditions could reduce the Company’s profitability andnegatively affect its capital and liquidity.

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

        The Company’s operations may be affected by its ability to adapt to and take advantage of technological changes.

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

        The Company operates in a highly regulated environment and may be adversely affected by changes infederal and local laws and regulations.

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

Item 2.  Properties.

        The Company and the Bank own and operate a total of 13 facilities in West Michigan. The facilities are located in Kent, Ottawa, and Allegan Counties. The individual properties are not material to the Company’s or the Bank’s business or to the consolidated financials.

        With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered adequate for current and anticipated needs.

        In addition to the facilities described above, the Bank owns another facility, which was previously occupied by the Bank’s mortgage lending operations. The mortgage lending operations were consolidated into the main office in Byron Center in 2005. The Company does not anticipate a continuing need for this facility and currently has it listed for sale.

Item 3.  Legal Proceedings.

        From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4.  Submission of Matters to Vote of Security Holders.

        None.

Executive Officers of the Company

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2006:

Name	Age	Position with Company	Year Became an Executive Officer

Patrick K. Gill	55	President, Chief Executive Officer and	2002
		Director of the Company and the Bank
James A. Luyk	44	Executive Vice President, Chief Financial	2000
		Officer and Chief Operating Officer of the Company and the Bank
Joel F. Rahn	40	Executive Vice President and Chief Lending	2006
		Officer of the Company and the Bank

        Prior to being named President and Chief Executive Officer in 2002, Mr. Gill served as President and Chief Executive Officer of Pavilion Bancorp, Inc. for more than five (5) years.

        Prior to being named Executive Vice President and Chief Financial Officer in 2000, Mr. Luyk served as regional controller for Huntington National Bank.

        Prior to being named Executive Vice President and Chief Lending Officer in 2006, Mr. Rahn served as Vice President, in charge of commercial lending, at the Bank for more than three years. Prior to joining the Bank Mr. Rahn served as Senior Vice President in charge of the Traverse City, Michigan region, at Irwin Union Bank.

PART II

Item 5.  Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the range of high and low sales prices of the Company’s common stock during 2006 and 2005, based on information available to the Company, as well as per share cash dividends declared during those periods.

	Sales Prices		Cash Dividends Declared

2006	High	Low

First Quarter	$40.45	$39.77	$0.18
Second Quarter	$43.00	$40.00	$0.20
Third Quarter	$42.20	$39.50	$0.22
Fourth Quarter	$40.50	$38.85	$0.22
2005	High	Low

First Quarter	$37.40	$36.63	$0.15
Second Quarter	$39.51	$36.63	$0.16
Third Quarter	$39.67	$37.87	$0.16
Fourth Quarter	$40.91	$39.04	$0.16

        At February 14, 2007, the Company has 806 record holders of our common stock. In addition to these record holders, we estimate that there were approximately 433 beneficial owners of our common stock who own their shares through brokers or banks. The common stock is traded and quoted on the Over-the-Counter Bulletin Board under the symbol “OKFC”.

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

SHAREHOLDER RETURN PERFORMANCE GRAPH

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the Hemscott Group Index and the NASDAQ Market Index for the five-year period ended December 31, 2006. The Hemscott Group Index is an index composed of over 100 banks and bank holding companies located in the Midwest. The following information is based on an investment of $100, on December 31, 2001, in the Company’s common stock, the Hemscott Group Index, and the NASDAQ Stock Market Index, with dividends reinvested. The Company’s Common Stock is thinly traded on the OTC Bulletin Board. Accordingly, the returns reflected in the following graph and table is based on sale prices of the Company’s stock of which management is aware. There may have been sales at higher or lower prices, of which management is not aware.

	2001	2002	2003	2004	2005	2006

OAK Financial Corp.	100.00	90.09	94.19	98.63	106.36	104.82
Hemscot Group Index	100.00	95.70	123.04	131.19	125.96	146.02
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Source:  HEMSCOTT, Inc., Richmond, Virginia

Item 6. Selected Financial Data (dollars in thousands, except per share data).

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2006	2005	2004	2003	2002

Consolidated Results of Operations:
Interest income	$41,053	$32,052	$24,734	$26,611	$32,029
Interest expense	18,074	10,884	8,498	9,733	12,904

Net interest income	22,979	21,168	16,236	16,878	19,125
Provision for loan losses	540	480	(1,100)	625	4,070
Non-interest income	6,525	5,479	5,867	6,367	6,636
Non-interest expenses	19,049	17,631	16,946	16,898	16,423

Income before federal income taxes	9,915	8,536	6,257	5,722	5,268
Federal income taxes	2,893	2,478	1,753	1,564	1,490

Net income	$7,022	$6,058	$4,504	$4,158	$3,778

Per Share Data:
Net income	$2.86	$2.46	$1.83	$1.69	$1.54
Cash dividends declared	$0.82	$.63	$.61	$.45	$.60
Book Value	$26.78	$24.66	$23.30	$22.37	$21.37
Weighted average shares outstanding	2,458	2,460	2,461	2,461	2,460

Consolidated Balance Sheet Data:
Total assets	$669,372	$591,085	$540,338	$508,533	$537,472
Loans, net of unearned income	514,538	453,879	408,867	363,565	377,567
Allowance for loan losses	7,510	7,160	6,846	8,390	8,398
Deposits	567,007	487,797	416,137	371,064	397,412
Stockholders' equity	65,821	60,595	57,353	55,080	52,606

Consolidated Financial Ratios:
Tax equivalent net interest income to
average earning assets	3.92%	4.04%	3.42%	3.59%	4.06%
Return on average equity	11.15%	10.28%	8.05%	7.75%	7.39%
Return on average assets	1.11%	1.07%	.87%	.80%	.72%
Non-performing assets	.22%	.40%	.37%	.58%	2.47%
Efficiency ratio	63.30%	64.80%	75.80%	71.70%	62.56%
Dividend payout ratio	28.76%	23.61%	24.64%	24.03%	35.07%
Equity to asset ratio	9.84%	10.25%	10.61%	10.83%	9.79%
Tier 1 leverage ratio	9.97%	10.40%	10.71%	10.56%	9.40%

FORWARD LOOKING STATEMENTS

        This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on its operations and its future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company, including additional factors that could materially affect financial results, is included in the Company’s other filings with the Securities and Exchange Commission.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2004 through 2006. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

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

FINANCIAL CONDITION

Summary

        Total assets increased $78 million, or 13 percent during 2006 to $669 million. For the year, total loans outstanding increased $61 million, or 13 percent and total deposits increased $79 million, or 16 percent. The increase in total loans was primarily due to a $64 million, or 18 percent increase in commercial and commercial real estate loans, which was somewhat offset by a $3 million, or 13 percent decline in consumer loans. The increase in total deposits was largely due to a $66 million, or 31 percent increase in time deposits. A discussion of changes in balance sheet amounts by major categories follows:

Securities (in thousands)

        The Bank maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities, and money market preferred stocks. The primary objective of the Company’s investing activities is to provide a source of liquidity, provide for safety of the principal invested and manage the Bank’s exposure to changes in interest rates.

        The Bank pledges some of its securities to secure Federal Home Loan Bank borrowings and for other purposes as required or permitted by law. The Bank was required to have approximately $4 million pledged at each of December 31, 2006 and December 31, 2005.

        All of the Company’s securities are classified as available-for-sale. As a result, changes in market value are recognized as adjustments to the carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity. The Company’s total holdings increased approximately $14 million from December 31, 2005 to December 31, 2006. The increase is the result of the asset liability management of the Bank in relation to the loan and deposit growth the Bank experienced in 2006.

Securities available-for-sale:	Amortized Cost	Fair Value	Amount Pledged

December 31, 2006	$117,011	$116,582	$16,542
December 31, 2005	$103,356	$102,563	$32,300

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2006. The weighted average interest rates have been computed on a fully taxable equivalent basis, using a 34 percent tax rate, based on amortized cost.

	Maturing (dollars in thousands)

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years

Available for Sale:	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield

US government securities	$2,979	3.77%	$26,812	4.85%	$--	--	$--	--
Mortgage-backed
securities	19	6.30%	19,359	4.56%	1,141	5.58%	--	--

States and Political
Subdivisions	12,256	4.62%	26,705	5.08%	15,895	5.71%		5.86%
Other Securities	8,588	4.22%	983	5.70%	--	--	--	--

Total Securities	$23,842	4.37%	$73,859	4.87%	$17,036	5.70%	$1,845	5.86%

The Loan Portfolio

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. The Bank uses the services of an independent third party, to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews are submitted to the Risk Management Officer and to the Audit Committee.

        Requests to the Bank for credit are considered on the basis of the creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved within the limits of each lending officer’s authority. Loan requests in excess of specific lending officers’ authority, are required to be presented to the Commercial Loan Committee, the Director’s Loan Committee or the Board of Directors for review and approval.

        The Bank does not have any foreign loans and there were no large concentrations of loans that are not disclosed as a separate category. The Bank’s largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the method of coding the commercial loan portfolio by North American Industry Classification System (NAICS) code.

        During 2006, the Bank continued to experience excellent growth in its commercial real estate and commercial loan portfolios. Commercial real estate loans increased $44 million, or 17 percent and commercial loans increased $20 million, or 23 percent. The commercial and commercial real-estate loan portfolios are the primary source of growth for the Bank’s total loan portfolios and are expected to continue to be in the future. Consumer loans declined $3 million, or 13 percent from December 31, 2005 to December 31, 2006. The decline in total consumer loans is the result of the continued run-off of the Bank’s consumer indirect lending business. As of December 31, 2006, the Bank had indirect loans totaling approximately $5 million, down 27 percent from $7 million at December 31, 2005. Management expects the indirect consumer loan portfolio to continue to decline during 2007. Total loans secured by residential real estate, at December 31, 2006, was $87 million, which was no change from December 31, 2005.

        It is the Bank’s general practice to sell residential real estate loans with maturities over 15 years. During 2006, the Bank sold loans totaling approximately $2 million with the servicing rights retained and $38 million with the servicing rights released. As a result of fewer loans being sold with servicing rights released, the Bank’s servicing portfolio has declined. At December 31, 2006 and 2005, the Bank was servicing loans totaling approximately $180 million and $205 million, respectively.

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

Loan Portfolio Composition (in thousands)

	Year ended December 31,

	2006		2005		2004

	Amount	%	Amount	%	Amount	%

Commercial Real Estate	$303,437	59%	$259,886	57%	$218,564	53%
Residential Real Estate	86,331	17%	86,638	19%	88,605	22%
Commercial	107,461	21%	87,440	19%	75,980	19%
Consumer	17,309	3%	19,915	5%	25,718	6%

Total loans	$514,538	100%	$453,879	100%	$408,867	100%

	2003		2002

	Amount	%	Amount	%

Commercial Real Estate	$196,147	54%	$209,174	55%
Residential Real Estate	82,524	23%	65,322	17%
Commercial	48,866	13%	49,913	13%
Consumer	36,028	10%	53,158	15%

Total loans	$363,565	100%	$377,567	100%

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

	December 31,

	2006	2005	2004	2003	2002

Non-accrual loans	$954	$1,178	$1,430	$466	$8,290
90 days or more past due & still accruing	--	374	65	94	1,018

Total non-performing loans	954	1,552	1,495	560	9,308
Other real estate	186	248	--	1,539	--

Total non-performing assets	$1,140	$1,800	$1,495	$2,099	$9,308

As a percentage of portfolio loans
Non-performing loans	.19%	.34%	.37%	.15%	2.47%
Non-performing assets	.22%	.40%	.37%	.58%	2.47%
Allowance for loan losses	1.46%	1.58%	1.67%	2.31%	2.22%
Allowance for loan losses as a percentage of
non-performing loans	787%	461%	458%	1,498%	90%

        The Bank’s total non-performing assets as of December 31, 2006 declined 37 percent, compared to December 31, 2005. This decline primarily reflects the reduction in the number of loans that were 90 day or more past due and still accruing and the sale of two small commercial properties that were held as other real estate at the end of 2005. The allowance for loan losses as a percentage of portfolio loans declined from 1.58 percent at December 31, 2005 to 1.46 percent at December 31, 2006. As of December 31, 2006 there were no other interest bearing assets, which required classification.

Foregone Interest on Non-Performing Loans (in thousands)

        The table below presents the interest income that would have been earned on non-performing loans outstanding at December 31, 2006, 2005 and 2004 had those loans been accruing interest in accordance with the original terms of the loan agreements (pro forma interest) and the amount of interest income actually included in net interest income for those years.

	For the Year Ended December 31,

	2006		2005		2004

	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$99	$--	$110	$5	$136	$4
Interest earned	5	--	4	5	50	4

Foregone interest income	$94	$--	$106	$-	$86	$-	-

	2003		2002

	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$33	$99	$838	$115
Interest earned	25	98	198	115

Foregone interest income	$8	$1	$640	$--

Allowance for Loan Losses (dollars in thousands)

	Year Ended December 31,

	2006	2005	2004	2003	2002

Balance at beginning of year	$7,160	$6,846	$8,390	$8,398	$6,983

Charge-offs:
Commercial real estate	(55)	-	-	(310)	(925)
Residential real estate	-	(25)	-	(1)	(3)
Commercial	(89)	(12)	(99)	(126)	(601)
Consumer	(289)	(413)	(711)	(799)	(1,398)

	(433)	(450)	(810)	(1,236)	(2,927)

Recoveries:
Commercial real estate	2	2	49	69	1
Residential real estate	-	-	-	-	4
Commercial	51	76	77	58	20
Consumer	190	206	240	476	247

	243	284	366	603	272

Net charge-offs	(190)	(166)	(444)	(633)	(2,655)

Additions (Reductions) to allowance charged
(credited) to operations	540	480	(1,100)	(625)	4,070

Balance at end of year	$7,510	$7,160	$6,846	$8,390	$8,398

Net charge-offs as a percent of average loans .	.04%	.04%	.12%	.18%	.68%

        As discussed under “Critical Accounting Policies” the Bank establishes an allowance for loan losses including a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors. Due to the growth of the Bank’s loan portfolio and continued improvements in the Bank’s asset quality, the allowance for loan losses as a percent of total loans decreased from 1.58 percent at December 31, 2004 to 1.46 percent at December 31, 2005.

        Net loans charged off for the year, as a percentage of average loans outstanding was .04 percent for both 2006 and 2005, compared to .12 percent in 2004. The decline from 2004 is primarily the result of the reduction in the amount of consumer loans charged off during the year, which was partially offset by a reduction in the amount of funds recovered on loans.

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

	Year ended December 31,

	2006		2005		2004

	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance

Commercial and
commercial real estate	$6,130	82%	$5,615	78%	$4,775	70%
Real estate mortgages	333	4%	328	5%	301	4%
Consumer	1,008	13%	1,082	15%	1,269	19%
Unallocated	39	1%	135	2%	501	7%

Total	$7,510	100%	$7,160	100%	$6,846	100%

	2003		2002

	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance

Commercial and
commercial real estate	$5,591	67%	$5,817	69%
Real estate mortgages	303	4%	382	5%
Consumer	1,534	18%	1,871	22%
Unallocated	962	11%	328	4%

Total	$8,390	100%	$8,398	100%

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for other adversely rated loans, (iii) an allocation based on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. The allowance for loan losses as a percent of total loans reflects management’s assessment of the improved quality of the Bank’s assets and the decline in non-performing assets.

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

        The third element is determined by assigning allocations based principally upon the five-year average of loss experience for each type of loan. Additionally, an allocation is provided based on the current delinquency rate for some loan categories. Loss analyses are conducted at least annually.

        The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We also consider a number of subjective factors when determining the allowance for loan losses, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and general terms of the loan portfolios.

        While considerable attention has been devoted to the national housing market, the national economy continues to move forward, albeit at a slower pace. Economic conditions in Michigan are weaker than the national economy. The Michigan economy continues to struggle with the loss of jobs associated with the transportation equipment manufacturing. Michigan is one of two states that reported a decline in jobs during 2006. Additionally, the sale of existing homes declined nearly twice the rate of the decline in the national rate. The economy in West Michigan, while stronger than the state as a whole, is influenced by the State’s economy. Although highly subjective, the economic conditions in Michigan, is reflected in the amount reserved in the allowance for possible loan losses.

        Actual losses experienced in the future could vary from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could affect the adequacy of the allowance for loan losses.

Sources of Funds

        The primary sources of funding for the Bank are deposits (including brokered deposits), Federal Home Loan Bank advances, federal funds purchased and other borrowed funds. Total deposits increased $79 million, or 16 percent, from December 31, 2005 to December 31, 2006. The largest increases occurred in interest-bearing checking accounts and time deposits, which increased $18 million, or 15 percent, and $66 million, or 31 percent, respectively, from 2005 to 2006. These increases were partially offset by a decline in money market and savings accounts of $10 million, or 11 percent from December 31, 2005 to December 31, 2006. The increases in interest-bearing checking accounts and time deposits are the results of a successful deposit account acquisition campaign and targeted marketing for the Bank’s time deposit products. The increase in time deposits include a decline in brokered deposits of $17 million, or 22 percent. Brokered deposits are used by the Bank to fund loan growth, when it exceeds the Bank’s ability to grow local deposits. The Bank plans to continue to use brokered deposits as part of its asset & liability management plan.

        Non-deposit sources of funding declined $6 million, or 16 percent from December 31, 2005 to December 31, 2006. Federal funds purchased and FHLB advances each declined $3 million from 2005 to 2006.

        Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of the Bank’s strategic plan. The checking and savings product mix is also aligned to reward customers with special values if they maintain at least two accounts with the Bank. This is designed to improve the level of core deposits. In addition to the traditional bank offices, the Company provides a wide array of alternative electronic methods to serve customers. Use of the Bank’s cash management products as well as business sweep products has increased during the past year. The Bank expects these products to continue to be excellent tools in marketing to potential business customers. Mobile Banking, a business banking courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important Bank documents, has also been beneficial in increasing the Bank’s customer base. This service continues to be a key factor in attracting new business customers to the Bank.

Average Deposit Balances (dollars in thousands)

        The following table lists the total average deposit balances during 2006 and 2005 and the weighted average rates paid on the funds provided:

	Average for the Year

	2006		2005

	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$70,787		$65,948
NOW Accounts	133,467	2.94%	123,094	1.59%
MMDA/Savings	76,919	1.24%	84,407.67%
Time - negotiable brokered	66,972	4.76%	67,111	4.07%
Time	184,717	4.43%	118,057	3.12%

Total Deposits	$532,862	3.05%	$458,617	1.95%

        The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit with many term options. Increases in short-term market interest rates as well as competitive pressures contributed to a significant increase in the average rates paid on deposits.

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2006			December 31, 2005

	Average Balance	Average Maturity	Average Rate	Average Balance	Average Maturity	Average Rate

Repurchase agreements	$266	1 day	0.73%	$7,490	1 day	0.74%
FHLB Borrowings	26,296	27 months	5.59%	24,121	38 months	5.70%
Federal funds purchased	5,475	1 day	5.23%	9,752	1 day	3.53%
Other borrowings	1,411	1 day	4.83%	1,199	1 day	2.96%

	$33,448		5.46%	$42,562		4.25%

        Repurchase agreements are a variable interest rate borrowing with a 1-day maturity. The Bank discontinued this product during the second quarter of 2006. The FHLB borrowings have a fixed term and fixed interest rate.

RESULTS OF OPERATIONS

Summary

        The Company achieved net income of $7.0 million in 2006, up 16 percent from the $6.1 million reported for 2005. Basic and diluted earnings per share for the full year amounted to $2.86, an increase of 16 percent over the $2.46 reported in 2005. The rise in net income was the result of increases in net interest income and non-interest income, which was partially offset by an increase in non-interest expenses.

        Net interest income increased $1.9 million, or 9 percent in 2006, compared to 2005. This was due to the increase in average earning assets that occurred during the year, which was partially offset by decline in the net interest margin from 2005 to 2006. The net interest margin was 3.92 percent in 2006 compared to 4.04 percent in 2005. Non-interest income increased $1.0 million, or 19 percent from 2005 to 2006. The primary reason for this was an increase in service charge income, due to an increase in the charge for overdrafts, improved collection of overdraft fees and the introduction of an overdraft privilege product in August of 2006. This was partially offset by decreases in revenue from mortgage banking and insurance premiums.

        Total non-interest expenses increased $1.4 million, or 8 percent from 2005 to 2006. This was largely due to increases in salaries, employee benefits and occupancy expenses related to the addition of the new Wayland branch, which opened in the fourth quarter of 2005.

        Net interest income increased $4.9 million, or 30 percent in 2005 compared to 2004. The increase was largely due to the improvement in the net interest margin, due to increases in short-term interest rates. The net interest margin increased from 3.42 percent in 2004 to 4.04 percent in 2005. During 2005, the Bank charged a provision for loan losses to income of $480,000, compared to a credit of $1.1 million in 2004. The significant change was the result of improvements in the Bank’s asset quality that occurred in 2004, allowing the Bank to reverse $1.1 million from the allowance for loan losses in the forth quarter of 2004. The provision that was charged to income in 2005 was the result of the increases in the Bank’s loan portfolio. Non-interest income declined 7 percent in 2005, compared to 2004, which was the result of a 14 percent decline in mortgage banking revenue and a $4,000 net loss on the sale of available for sale securities in 2005, compared to $282,000 net gain on sales of available for sale securities in 2004.

        Total non-interest expenses increased 4 percent from 2004 to 2005. Salaries and benefits expenses remained flat in 2005, compared to 2004. This was mainly the result of increases in salaries being offset by a reduction in the cost of providing employee health care. Non-employment related expenses increased 10 percent in 2005. This was the result of increases in marketing, printing and supplies and professional fees related to the name change of the Bank that occurred in 2005 as well as increases in data processing and software expenses.

Earnings Performance (in thousands, except per share data)

	Year Ended December 31,

	2006	2005	2004

Net income	$7,022	$6,058	$4,504
Per share of common stock	$2.86	$2.46	$1.83

Earnings ratios:
Return on average assets	1.11%	1.07%	.87%
Return on average equity	11.15%	10.28%	8.05%

        Net income increased 16 percent from 2005 to 2006. This was primarily the result of the increase in net interest income and service charge income, which was partially offset by declines in revenue from mortgage banking and insurance premiums, as well as, an increase in non-interest expenses. This resulted in an increase in earnings per share from $2.46 in 2005 to $2.86 in 2006.

        Net income increased 35 percent from 2004 to 2005. This was primarily the result of the improvement in the Bank’s net interest margin that occurred in 2005, which was partially offset by a decline in non-interest income of 7 percent, due to a decline in net gains on the sale of securities and a decline in mortgage banking revenues. This resulted in an increase in earnings per share from $1.83 in 2004 to $2.46 in 2005.

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)

	Year ended December 31,

	2006			2005			2004

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets
Federal funds sold	$4,793	$243	5.08%	$638	$22	3.48%	$3,283	$37	1.14%
Securities:
Taxable	72,290	3,196	4.45%	68,451	2,587	3.78%	75,185	2,296	3.05%
Tax-exempt(1)	40,909	2,183	5.28%	33,914	1,890	5.57%	27,261	1,608	5.93%
Loans and leases(2)(3)	483,994	36,032	7.44%	434,387	28,114	6.47%	383,072	21,286	5.56%

Total earning assets/total interest income	601,986	$41,654	6.92%	537,390	$32,613	6.07%	488,801	25,227	5.16%

Cash and due from banks	11,915			11,002			10,667
All other assets	19,343			18,745			18,291

Total assets	$633,244			$567,137			$517,759

Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	$210,385	$4,878	2.32%	$207,501	$2,529	1.22%	$167,980	$1,399	0.83%
Time	251,690	11,370	4.52%	185,169	6,414	3.46%	154,725	5,054	3.27%
Securities sold under
agreements to repurchase
and federal funds purchased	5,741	288	5.02%	17,242	400	2.32%	49,310	412	0.83%
Other borrowed money	27,707	1,538	5.55%	29,273	1,541	5.27%	31,162	1,633	5.24%

Total interest bearing liabilities/ total interest expense	495,523	$18,074	3.65%	439,185	$10,884	2.48%	403,177	$8,498	2.11%

Non-interest bearing deposits	69,244			65,327			57,651
All other liabilities	5,501			3,681			990

Total liabilities	570,268			508,193			461,818

Total stockholders' equity	62,976			58,944			55,941

Total liabilities and equity	$633,244			$567,137			$517,759

Net interest income-FTE		$23,580			$21,729			$16,729

Net interest margin as a percentage of average earning assets - FTE			3.92%			4.04%			3.42%

(1)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.
(2)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $1,049,000, $1,678,000 and $1,450,000 in 2006, 2005 and 2004 respectively.
(3)	Interest on loans includes net origination fees totaling $203,000 in 2006, $245,000 in 2005, and $258,000 in 2004.

        Net interest income is the principal source of income for the Company. In the current year, tax equivalent net interest income increased $1.9 million to $23.6 million in 2006, a 9 percent increase from 2005. This resulted in a net interest margin, as a percentage of average earning assets, on a fully taxable equivalent basis, of 3.92 percent.

        In 2006, the yield on total earning assets increased 85 basis points, compared to a 117 basis point increase in the total interest-bearing liabilities cost of funds. The increase in both the interest yield and the cost of funds was a direct result of the short-term rates rising during the first half of 2006 and the competitive market for deposits. This resulted in the Company’s net interest margin declining 12 basis points, from 4.04 percent in 2005 to 3.92 percent in 2006.

        In 2005, the yield on total earning assets increased 91 basis points, compared to a 37 basis point increase in the total interest-bearing liabilities cost of funds. The increase in both the interest yield and the cost of funds was a direct result of the short-term rates rising during 2005. As a result, the Company’s net interest margin improved from 3.42 percent in 2004 to 4.04 percent in 2005.

        Management expects that there will be continued pressure on the Company’s net interest margin during 2006, due to increases in the cost of funds and lower spreads on loans related to increased competition for both loans and deposits. The net interest margin is also considerably affected by the monetary policies of the U.S. government, local competition and level of economic activity. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2006 Compared to 2005			2005 Compared to 2004

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in interest expense (1)
Federal funds sold	$207	$14	$221	$(47)	$32	$(15)
Securities:
Taxable	147	462	609	(219)	510	291
Tax Exempt (2)	391	(98)	293	383	(101)	282
Loans (2)	3,419	4,499	7,918	3,062	3,766	6,828

Total interest income	4,164	4,877	9,041	3,179	4,207	7,386

Increase (decrease) in interest
expense
Interest bearing deposits:
Savings/NOW Accounts	35	2,314	2,349	380	750	1,130
Time	2,684	2,272	4,956	1,041	319	1,360
Securities sold under
agreements to repurchase and
federal funds purchased	(380)	268	(112)	(396)	384	(12)

Other Borrowed Money	(84)	81	(3)	(100)	8	(92)

Total Interest Expense	2,255	4,935	7,190	925	1,461	2,386

Net interest income (FTE)	$1,909	($ 58)	$1,851	$2,254	$2,746	$5,000

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.

        Interest from loans is the primary source of interest income for the Bank. Net interest income is significantly influenced by results of the Bank’s lending activities. During 2006, interest income increased $9.0 million, while interest expense increased $7.2 million over the same period, resulting in a $1.9 million increase in net interest income, when compared to 2005. The primary reasons that interest income increased faster than interest expense was due to average earning assets increasing more than average interest paying liabilities as well as the interest rates that are earned on loans and investments being higher than the rates paid on deposits and other borrowed funds..

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

Composition of Average Earning Assets and Interest Paying Liabilities

	Year ended December 31,

	2006	2005	2004

As a percent of average earning assets
Loans	80%	81%	78%
Other earning assets	20%	19%	22%

Average earning assets	100%	100%	100%

Savings and NOW accounts	35%	39%	34%
Time deposits	42%	34%	32%
Securities sold under agreements to repurchase, fed
funds purchased and other borrowings	6%	9%	16%

Average interest bearing liabilities	83%	82%	82%

Average earning asset to total assets	95%	95%	94%
Free funds ratio	17%	18%	18%

        The Bank’s earning asset ratio remained at 95 percent for both 2006 and 2005. The Bank’s earning asset ratio increased to 95 percent in 2005, compared to 94 percent in 2004, due mainly to the increase in the Bank’s loan portfolio.

        The free funds ratio, funds on which the Bank does not pay interest, declined to 17 percent in 2006, compared to 18 percent in both 2005 and 2004. The decline is mainly the result of the increase in interest bearing deposits.

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was $540,000 in 2006. This compares to a charge of $480,000 in 2005 and a credit to income of $1,100,000 in 2004. The provision that was charged to earnings in 2006 and 2005 was due to the increases in the Bank’s loan portfolios. The credit to income in 2004 was the result of the improvement in the asset quality of the Bank. Management is projecting that the provision for loan losses charged to income in 2007 will increase, compared to 2006, to support the Bank’s anticipated loan growth, net charge-offs and changes in credit quality. The actual provision charged to income may vary from the projected amount based on changes in these factors.

        Management monitors the underwriting standards and loan administration of the Bank, to ensure that they are appropriate. Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)

	Year ended December 31,

	2006	2005	2004

Service charges on deposit accounts	$3,922	$2,540	$2,432
Net gains on asset sales:
Loans	679	905	1,090
Securities	18	(4)	282
Amortization of mortgage servicing rights	(419)	(434)	(621)
Recovery of impairment on mortgage servicing rights	-	-	86
Loan servicing fees	510	581	673
Insurance premium revenue	874	1,067	1,112
Brokerage revenue	233	256	278
Other	708	568	535

Total non-interest income	$6,525	$5,479	$5,867

        Non-interest income increased $1,046,000, or 19 percent in 2006, compared to 2005. The increase was primarily due to a $1,382,000, or 54 percent increase in service charges on deposit accounts. The significant increase was due to an increase in the charge for overdrafts, growth of deposit account, improved collection of overdraft fees and the introduction of a new overdraft privilege product. Other non-interest income increased $140,000, or 25 percent in 2006, compared to 2005. This increase includes the recognition of a gain of $173,000 on other Bank real estate, during the second quarter of 2006. Offsetting these increases was a $226,000, or 25 percent decline in net gains on the sale of mortgage loans. This decline is directly related to Michigan’s slow housing market. Insurance premium revenue declined $193,000, or 18 percent from 2005 to 2006. This was due to a decline in the annual profit-sharing income, received from the insurance underwriters, which is based on the loss rate of the insurance agency policyholders, as well as the current insurance policyholders renewing at lower premiums.

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

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

	Year ended December 31,

	2006	2005	2004

Total real estate mortgage loan originations	$51,677	$75,094	$85,605

Real estate mortgage loan sales, servicing retained	$1,867	$1,860	$42,574

Real estate mortgage loan sales, servicing released	$37,855	$56,739	$24,892

Net gains on the sale of real estate mortgage loans	$679	$905	$1,090

Net gains as a percent of real estate mortgage loan sales	1.71%	1.54%	1.62%

        The gain on the sale of real estate loans declined 25 percent from 2005 to 2006 as mortgage activity dropped for the third straight year. The slow down has been the result of increases in mortgage rates and a slow housing market. Total real estate mortgages originated declined to $52 million in 2006, compared to $75 million in 2005 and $86 million in 2004. During 2005 and 2006, the Bank sold a majority of loans with servicing rights released. Interest rates on loans with servicing rights released were favorable for customers, when compared to the interest rates of loans with servicing rights retained. Selling loans with servicing rights released also reduces the Bank’s exposure to changes in the value of the servicing rights, due to changes in interest rates. Net gains as a percentage of real estate mortgage loan sales for 2006 increased to 1.71%, compared to 1.54 percent in 2005 and 1.62 percent in 2004.

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

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year ended December 31,

	Proceeds	Gains	Losses	Net

2006	$8,063	$73	$55	$18
2005	$8,823	$57	$61	$(4)
2004	$12,802	$282	$-	$282

        The Company recognized a net gain of $18,000 on the sale of securities in 2006, compared to a net loss of $4,000 in 2005 and a net gain of $282,000 in 2004. Approximately $200,000 of the gain in 2004 was due to the sale of equity securities, of predominately other bank stocks, which were held at the parent company. In addition to providing interest income and secondary liquidity, our securities portfolio is an important part of our asset and liquidity management plan. Generally, the majority of the securities in the investment portfolio are classified as available for sale to provide flexibility in managing the Bank’s liquidity and interest rate risk.

Non-interest Expense (in thousands)

	Year ended December 31,

	2006	2005	2004

Salaries	$9,590	$8,524	$8,184
Employee benefits	1,718	1,687	2,015
Occupancy	1,509	1,399	1,305
Equipment	970	963	1,130
Data processing and software	1,548	1,398	1,215
Professional and legal fees	521	590	564
Printing and supplies	326	431	356
Marketing	415	429	237
Other	2,452	2,210	1,940

Total non-interest expense	$19,049	$17,631	$16,946

        Non-interest expense increased $1,418,000, or 8 percent in 2006, compared to 2005. Salaries and employee benefits expenses increased $1,097,000 or 11 percent from 2005 to 2006. The increase was the result of the additional staffing, including staff increases associated with the opening of the new Wayland branch, the addition of new loan officers and the expansion of our Mobile Banking service. Occupancy costs increased $110,000, or 8 percent in 2006, compared to 2005. This was also due to the additional expenses related to the new Wayland branch. Data processing and software expenses increased $150,000 or 11 percent in 2006, compared to 2005. This was the result of the Bank’s significant investment in new information technology equipment and software. Printing and supplies expenses declined $105,000 or 24 percent in 2006, compared to 2005. This was primarily due to additional expenses related to the name change of the Bank that occurred in 2005. Other items that contributed to the increase in non-interest expense was a $74,000 impairment charge that was taken on the Bank’s former retail loan center, which is currently listed for sale, as well as additional losses related to the Bank’s new overdraft privilege product and a 133 percent increase in charitable contributions.

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

Provision for Income Taxes

        The provision for income taxes was $2,893,000 in 2006, compared with $2,478,000 in 2005 and $1,753,000 in 2004. The Company’s effective tax rate approximated 29 percent in 2006, 29 percent in 2005 and 28 percent in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $65.8 million as of December 31, 2006, an increase of $5.2 million, or 9 percent from a year ago. The increase resulted primarily from the retention of earnings. The Company expects to fund future growth from current capital and retention of future earnings.

        In 2006, the Company declared cash dividends totaling $2.0 million, approximately 29 percent of earnings. In 2005, the Company declared cash dividends totaling $1.6 million, or approximately 26 percent of earnings.

Capital Resources (in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board as of December 31, 2006, as shown in the table below:

	Regulatory Requirements		December 31,

	Adequately Capitalized	Well Capitalized	2006	2005

Tier 1 capital			$65,897	$60,853
Tier 2 capital			7,325	6,388

Total qualifying capital			$73,222	$67,241

Tier 1 leverage ratio	4%	5%	9.97%	10.40%
Tier 1 risk-based capital	4%	6%	11.24%	11.92%
Total risk-based capital	8%	10%	12.49%	13.17%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2006, which based on scheduled maturity dates, are due in the periods indicated:

	Maturing (in thousands)

	1 year or less	1 - 5 years	After 5 years	Total

Residential Real Estate	$7,615	$25,478	$53,238	$86,331
Installment	1,953	9,088	6,268	17,309
Commercial Real Estate	93,616	158,563	51,258	303,437
Other Commercial	60,132	41,755	5,574	107,461

Totals	$163,316	$234,884	$116,338	$514,538

Allowance for Loan Losses				(7,510)

Total Loans Receivable, Net				$507,028

        Below is a schedule of the amounts maturing or re-pricing as of December 31, 2006, which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity (in thousands)

	Fixed Rate	Variable Rate	Total

Due within 3 months	$2,296	$240,860	$243,156
Due after 3 months within 1 year	14,190	2,801	16,991
Due after one but within five years	167,786	1,549	169,335
Due after five years	84,901	155	85,056

Total	$269,173	$245,365	$514,538

Allowance for loan losses			(7,510)

Total loans receivable, net			$507,028

Asset/Liability Gap Position (in thousands)

	December 31, 2006

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Fed Funds Sold	$-	$-	$-	$-	$-
Loans	247,993	41,831	173,118	51,596	514,538
Securities (including restricted
investments)	24,427	24,757	50,840	19,656	119,680
Loans held for sale	1,620	-	-	-	1,620
Other assets, net	-	-	-	-	33,534

Total Assets	$274,040	$66,588	$223,958	$71,252	$669,372

Liabilities and Equity:
Savings & NOW	$169,842	$2,611	$13,927	$27,462	$213,842
Time	100,238	120,386	59,858	-	280,482
Total deposits	270,080	122,997	73,785	27,462	494,324
Other borrowings	8,050	1,664	21,573	-	31,287
Non-interest bearing deposits	-	-	-	-	72,683
Other liabilities	-	-	-	-	5,257
Stockholders' equity	-	-	-	-	65,821

Total liabilities and stockholders' equity	$278,130	$124,661	$95,358	$27,462	$669,372

Rate sensitivity gap and ratios:
Gap for period	$(4,090)	$(58,073)	$128,600	$43,790
Cumulative gap	$(4,090)	$(62,163)	$66,437	$110,227
Period gap ratio	0.99	0.53	2.35	2.59
Cumulative gap ratio	0.99	0.85	1.13	1.21
Gap /Total Earning assets
Period	(1.5%)	(87.2%)	57.4%	61.5%
Cumulative	(1.5%)	(18.2%)	11.8%	17.3%

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

        As of December 31, 2006 the cumulative one-year liability gap position was approximately 18 percent of earning assets. The previous table reflects that the Bank has a liability-repricing gap of approximately $4 million at 3 months and a liability-repricing gap of $62 million at one year. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to monitor the Bank’s sensitivity to changes in interest rates. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$60,155	(21.8%)	$26,023	5.3%
200 basis point rise	$65,718	(14.5%)	$25,589	3.5%
100 basis point rise	$71,318	(7.2%)	$25,154	1.8%
Base rate	$76,890	-	$24,718	-
100 basis point decline	$82,370	7.1%	$24,281	(1.8%)
200 basis point decline	$87,566	13.9%	$23,829	(3.6%)
300 basis point decline	$92,184	19.9%	$23,366	(5.5%)

(1)	Simulation analyses calculates the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculates the change in net interest income, under parallel shifts in interest rates over the next 12 months based on a static balance sheet.

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

        The Company’s liquidity strategy is to fund loan growth with deposits, and other borrowed funds and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity. The growth of the Bank’s loan portfolio during 2006 was primarily funded through deposit growth. Advances from the Federal Home Loan Bank declined by $4 million, federal funds purchased declined by $3 million, the use of brokered certificates of deposit declined by $17 million and certificates of deposit over $100,000 (excluding brokered deposits) increased by $46 million as of December 31, 2006 compared to December 31, 2005.

        The Bank has the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. The Bank has established unsecured federal funds purchased borrowing limits totaling $55 million. As of December 31, 2006, the Bank had $3 million in federal funds purchased. During 2006, the Bank’s federal funds purchased position averaged $5.5 million and its federal funds sold position averaged $4.7 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), the Bank has access to FHLBI’s borrowing programs. As of December 31, 2006, FHLB advances totaled $24.2 million and, based on available collateral, the Bank could borrow up to an additional $13.0 million.

        Net cash flows from operating activities fluctuate sharply from year to year due to the dollar amount of mortgage loans originated and the amount of mortgage loans sold. The changes from 2005 to 2006 and from 2004 to 2005 are largely due to mortgage loan-related activity.

        Cash flows from investment activities reflect cash used to fund the increase in total loans, cash received from the maturity and sale of available for sale securities and the reinvestment of that cash through the purchase of new securities. The changes in cash flows from investment activities are mainly the result of the growth of the Bank’s loan portfolio. Total loans increased by $61 million from 2005 to 2006 compared to an increase of $45 million from 2004 to 2005.

        Net cash flows from financing activities reflect the increases or decreases in the products used to fund the loan growth of the Bank. The change in cash flows from financing activities reflects an increase in the Bank’s total deposits of $79 million, a decrease in FHLB borrowings of $4 million, and a decrease in federal funds purchased of $3 million.

        The Company’s cash and cash equivalents increased approximately $1 million during 2006 to $14 million at December 31, 2006. Overall liquidity is primarily determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)

	Payments Due by Period

	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Time deposits	$220,624	$47,351	$12,507	$-	$280,482
Federal funds purchased	3,050	-	-	-	3,050
FHLB advances	2,664	4,773	16,800	-	24,237
Other borrowed funds	4,000	-	-	-	4,000

Total contractual cash obligations	$230,338	$52,124	$29,307	$-	$311,769

Other Commercial Commitments

	Amount of Commitment Expiration Per Period

	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Commitments to grant loans	$47,116	$-	$-	$-	$47,116
Unfunded commitment under commercial and other lines of credit	98,778	17,426	1,420	9,019	126,643
Unfunded commitments under home equity lines of credit	42,176	-	-	-	42,176
Commercial and standby letters of credit	1,314	4,917	-	-	6,231

Total commitments	$189,384	$22,343	$1,420	$9,019	$222,166

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

Selected Quarterly Financial Data (Unaudited):
  (in thousands, except per share data)

	Three Months Ended

	March 31	June 30	September 30	December 31

Periods Ended, 2006
Total Assets	$618,730	$628,597	$667,846	$669,372
Net Interest Income	5600	5,772	5,811	5,796
Provision for Loan Losses	120	180	120	120
Net Income	$1,567	$1,690	$1,877	$1,888

Earnings per Share	$0.64	$0.69	$0.76	$0.77
Book Value per Share	$25.01	$25.27	$26.17	$26.78
Return on Average Assets	1.06%	1.08%	1.16%	1.13%
Return on Stockholders' Equity	10.37%	10.94%	11.74%	11.48%
Efficiency Ratio	65.3%	63.8%	61.9%	62.7%

Periods Ended, 2005
Total Assets	$558,167	$566,155	$580,521	$591,085
Net Interest Income	4,786	5,079	5,482	5,821
Provision for Loan Losses	120	120	120	120
Net Income	$1,238	$1,410	$1,675	$1,735

Earnings per Share	$0.50	$0.57	$0.68	$0.71
Book Value per Share	$23.36	$23.39	$24.33	$24.66
Return on Average Assets	0.91%	1.01%	1.17%	1.18%
Return on Stockholders' Equity	8.70%	9.68%	11.18%	11.44%
Efficiency Ratio	68.0%	66.1%	62.6%	62.9%

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

        Management of OAK Financial Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

        Plante & Moran, PLLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Dated: March 9, 2007

/s/ Patrick K. Gill
——————————————
Patrick K. Gill
President and Chief Executive Officer

/s/ James A. Luyk
——————————————
James A. Luyk
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

We have audited management’s assessment included in the accompanying Report of Management on O.A.K. Financial Corporation and Subsidiaries Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that O.A.K. Financial Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, O.A.K. Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O.A.K. Financial Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 9, 2007, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
February 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of O.A.K. Financial Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O.A.K. Financial Corporation and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of O.A.K. Financial Corporation and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
February 9, 2007

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31,

	2006	2005

ASSETS

Cash and due from banks	$14,298	$12,943

Available-for-sale securities	116,582	102,563

Loans held for sale	1,620	598

Total loans	514,538	453,879
Allowance for loan losses	(7,510)	(7,160)

Net loans	507,028	446,719

Accrued interest receivable	3,718	3,153
Premises and equipment, net	16,001	14,717
Restricted investments	3,098	3,119
Other assets	7,027	7,273

Total assets	$669,372	$591,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$72,683	$68,445
Interest bearing	494,324	419,452

Total deposits	567,007	487,897

Securities sold under agreements to repurchase	--	796
Federal funds purchased	3,050	6,050
FHLB advances	24,237	27,800
Other borrowed funds	4,000	3,569
Other liabilities	5,257	4,378

Total liabilities	603,551	530,490

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,457,615 at December 31,
2006 and 2,234,536 at December 31, 2005	2,458	2,235
Additional paid-in capital	23,880	14,957
Retained earnings	39,766	43,926
Accumulated other comprehensive income	(283)	(523)

Total stockholders' equity	65,821	60,595

Total liabilities and stockholders' equity	$669,372	$591,085

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)	Year Ended December 31,

	2006	2005	2004

Interest income
Interest and fees on loans	$36,022	$28,110	$21,280
Available-for-sale securities	4,615	3,771	3,269
Restricted investments	173	149	148
Other	243	22	37

Total interest income	41,053	32,052	24,734

Interest expense
Deposits	16,248	8,943	6,453
Borrowed funds	1,824	1,886	1,718
Securities sold under agreements to repurchase	2	55	327

Total interest expense	18,074	10,884	8,498

Net interest income	22,979	21,168	16,236

Provision for loan losses	540	480	(1,100)

Net interest income after provision for
loan losses	22,439	20,688	17,336

Non-interest income
Service charges on deposit accounts	3,922	2,540	2,432
Mortgage banking	770	1,052	1,228
Net gain on sales of available for sale securities	18	(4)	282
Insurance premiums & brokerage fees	1,107	1,323	1,390
Other	708	568	535

Total non-interest income	6,525	5,479	5,867

Non-interest expenses
Salaries	9,590	8,524	8,184
Employee benefits	1,718	1,687	2,015
Occupancy (net)	1,509	1,399	1,305
Furniture and fixtures	970	963	1,130
Other	5,262	5,058	4,312

Total non-interest expenses	19,049	17,631	16,946

Income before federal income taxes	9,915	8,536	6,257

Federal income taxes	2,893	2,478	1,753

Net income	$7,022	$6,058	$4,504

Income per common share: *
Basic	$2.86	$2.46	$1.83
Diluted	$2.86	$2.46	$1.83

* Per share data has been adjusted to reflect the 10% stock dividends on May 31, 2005 and May 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)	Year Ended December 31,

	2006	2005	2004

Shares of common stock issued and outstanding
Balance, beginning of year	2,235	2,035	2,035
Stock dividend	223	203	--
Redemption of unallocated ESOP shares	--	(3)	--

Balance, end of year	2,458	2,235	2,035

Common stock
Balance, beginning of year	$2,235	$2,035	$2,035
Stock dividend	223	203	--
Redemption of unallocated ESOP shares	--	(3)	--

Balance, end of year	2,458	2,235	2,035
Additional paid-in-capital
Balance, beginning of year	14,957	6,001	6,023
Stock dividend	8,923	9,095	--
Redemption of ESOP shares	--	(139)	(22)

Balance, end of year	23,880	14,957	6,001
Retained earnings
Balance, beginning of year	43,926	48,750	45,774
Net income	7,022	6,058	4,504
Stock dividend	(9,161)	(9,309)	--
Cash dividends declared	(2,021)	(1,573)	(1,528)

Balance, end of year	39,766	43,926	48,750
Accumulated other comprehensive (loss) income
Balance, beginning of year	(523)	567	1,248
Other comprehensive income (loss)	240	(1,090)	(681)

Balance, end of year	(283)	(523)	567
Total stockholders' equity	$65,821	$60,595	$57,353

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net income	$7,022	$6,058	$4,504
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,034	1,006	1,143
Provision for loan losses	540	480	(1,100)
Proceeds from sales of loans held for sale	40,401	59,504	68,577
Originations of loans held for sale	(40,744)	(56,478)	(68,481)
Net (gain) loss on sales of available-for-sale securities	(18)	4	(282)
Net gain on sales of loans held for sale	(679)	(905)	(1,090)
Net amortization of investment premiums	383	690	1,092
Net loss (gain) on sales of property and equipment	96	62	(18)
Deferred federal income taxes	(199)	(365)	585
Changes in operating assets and liabilities,
which (used) provided cash
Accrued interest receivable	(565)	(847)	(41)
Stock dividends received from restricted investments	--	(46)	(96)
Other assets	447	(171)	1,732
Other liabilities	754	1,548	(210)

Net cash provided by operating activities	8,472	10,540	6,295
Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	9,388	18,664	20,120
Proceeds from sales	8,063	8,823	12,802
Purchases	(31,470)	(32,624)	(31,141)
Redemption of restricted investments at par	21	--	--
Net increase in loans held for investment	(60,850)	(45,178)	(45,746)
Purchases of premises and equipment	(2,417)	(2,048)	(488)
Proceeds from the sale of premises and equipment	2	5	43

Net cash used in investing activities	(77,263)	(52,358)	(44,410)
Cash flows from financing activities
Net increase in deposits	79,110	71,759	45,073
Net increase in TT&L note	431	1,182	896
Proceeds from FHLB borrowings	--	8,000	--
Repayments of FHLB borrowings	(3,563)	(3,000)	(10,200)
Dividends declared	(2,036)	(1,488)	(1,221)
Net decrease in securities sold under agreements
to repurchase	(796)	(29,667)	(13,875)
Net (decrease) increase in fed funds purchased	(3,000)	(1,850)	7,900
Redemption of ESOP shares	--	(142)	(22)

Net cash provided by financing activities	70,146	44,794	28,551
Net increase (decrease) in cash and cash equivalents	1,355	2,976	(9,564)
Cash and cash equivalents, beginning of year	12,943	9,967	19,531

Cash and cash equivalents, end of year	$14,298	$12,943	$9,967

Supplementary cash flows information
Interest paid	$17,572	$10,302	$8,648
Income taxes paid	$3,100	$3,075	$921
Non-cash activities
Loans transferred to other real estate	$309	$248	$-

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. We have certain critical accounting policies, including accounting for the allowance for loan losses, the valuation of originated mortgage servicing rights, the fair market value of investment securities and the valuation of deferred tax assets, that require us to make material estimates and assumptions that are particularly susceptible to changes in the near term as we prepare the consolidated financial statements and report amounts for each of these items. The fair value of financial instruments is also particularly sensitive to estimates and assumption. Actual results may vary from these estimates.

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Stock Compensation Plans: The Corporation accounts for stock option plans using the intrinsic value based method. No compensation cost related to stock options was recognized during 2006, 2005 or 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data).

(dollars in thousands)	2006	2005	2004

Net Income as reported	$7,022	$6,058	$4,504

Stock based compensation recorded in income	--	--	--
Stock based compensation credit (expense) determined
under fair value method, net of related tax effect	--	(10)	(4)

Pro-forma net income	$7,022	$6,048	$4,500

Basic earnings per share as reported	$2.86	$2.46	$1.83
Pro-forma basic earnings per share	$2.86	$2.46	$1.83

Diluted earnings per share as reported	$2.86	$2.46	$1.83
Pro-forma diluted earnings per share	$2.86	$2.46	$1.83

        Segment Reporting: While management monitors the revenue streams of various products and services offered, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment.

        Restricted Investments: The Bank is a member of the Federal Home Loan Bank System and is required to invest in capital stock of the Federal Home Loan Bank of Indianapolis (“FHLB”). The amount of the required investment is determined and adjusted periodically by the FHLB. The investment is carried at cost plus the value assigned to stock dividends.

        The Bank is also a member of the Federal Reserve Bank System. The amount of the required investment is determined by the FRB at the time the Bank becomes a member. The amount of the investment may be adjusted thereafter and is carried at cost.

        Recent Pronouncements: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting For Servicing of Financial Assets (SFAS 156). This statement addresses the accounting  for all  servicing  rights  which  are  recorded  as the  result  of purchasing  a  servicing  right  or  selling a loan  with  servicing  retained. It amends the current accounting for servicing rights in by allowing companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated, on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. The Company does not anticipate changing its current policy for recording servicing rights as a result of this pronouncement. SFAS 156 is effective beginning January 1, 2007, and the Company does not anticipate a material change in the financial statements upon the adoption of this pronouncement.

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact the adoption of SFAS 157 will have on the financial statements.

        Reclassifications: Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  COMPREHENSIVE INCOME (in thousands)

        The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2006	2005	2004

Unrealized gains (losses) on available-for-sale
securities arising during the year	$382	($1,656)	($ 750)

Reclassification adjustment for realized
gains (losses) included in net income	18	(4)	282

Other comprehensive income (loss)
before income taxes	364	(1,652)	(1,032)

Income taxes related to
other comprehensive income	124	(562)	(351)

Other comprehensive income (loss)	240	(1,090)	(681)

Net income	7,022	6,058	4,504

Comprehensive income	$7,262	$4,968	$3,823

NOTE 3.  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2006 and 2005, those required reserve balances were $1,041,000 and $940,000, respectively.

NOTE 4.   AVAILABLE-FOR-SALE SECURITIES (in thousands)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2006
U S government securities	$29,975	$15	$199	$29,791
Mortgage-backed securities	20,810	62	353	20,519
States and political subdivisions	56,619	408	326	56,701
Other	9,607	--	36	9,571

Total	$117,011	$485	$914	$116,582

2005
U S government securities	$22,096	$1	$286	$21,811
Mortgage-backed securities	26,390	118	528	25,980
States and political subdivisions	51,332	469	508	51,293
Other	3,538	--	59	3,479

Total	$103,356	$588	$1,381	$102,563

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Investment securities with carrying values of approximately $16.5 million and $32.3 million at December 31, 2006 and 2005, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2006 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$19,781	$19,723
Due after one year through five years	54,764	54,500
Due after five years through ten years	15,744	15,895
Due after ten years	5,912	5,945

Subtotal	96,201	96,063

Mortgage-backed securities	20,810	20,519

Total	$117,011	$116,582

        The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2006	2005	2004

Gross realized gains	$73	$57	$282
Gross realized losses	(55)	(61)	--

Net realized gain on sales of
available-for-sale securities	$18	($ 4)	$282

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

December 31, 2006	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$4,997	$6	$17,817	$193	$22,814	$199
Mortgage-backed securities	1,675	5	14,785	348	16,460	353
States and political subdivisions .	4,394	9	25,909	317	30,303	326
Other	2,983	17	2,488	19	5,471	36

	$14,049	$37	$60,999	$877	$75,048	$914

December 31, 2006	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$14,367	$165	$5,446	$121	$19,813	$286
Mortgage-backed securities	7,768	119	11,160	409	18,928	528
States and political subdivisions .	19,364	228	13,784	280	33,148	508
Other	985	16	2,494	43	3,479	59

	$42,484	$528	$32,884	$853	$75,368	$1,381

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2006	2005

Commercial real estate	$303,437	$259,886
Residential real estate	107,461	86,638
Commercial	86,331	87,440
Consumer	17,309	19,915

Total loans	$514,538	$453,879

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2006	2005	2004

Balance, beginning of year	$7,160	$6,846	$8,390
Provision for loan losses	540	480	(1,100)
Recoveries	243	284	366
Loans charged off	(433)	(450)	(810)

Balance, end of year	$7,510	$7,160	$6,846

The following is a summary of information pertaining to impaired loans as of December 31:

	2006	2005

Impaired loans without a valuation allowance	$1,608	$6,672
Impaired loans with a valuation allowance	6,237	4,436

Total impaired loans	$7,845	$11,108

Valuation allowance related to impaired loans	$2,014	$2,036
Total non-accrual loans	$954	$1,178
Total loans past due ninety days or more and
still accruing	$--	$374

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2006	2005	2004

Average investment in impaired loans	$7,503	$12,434	$11,911

Interest income recognized on impaired loans	$591	$1,034	$1,061

Interest income recognized on a cash basis on impaired
loans	--	--	--

No additional funds are committed to be advanced in connection with impaired loans.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

	2006	2005

Land and land improvements	$3,461	$3,461
Building and improvements	14,121	13,396
Furniture and equipment	8,654	7,447

Total premises and equipment	26,236	24,304

Less accumulated depreciation	10,235	9,587

Premises and equipment, net	$16,001	$14,717

Depreciation expense for each of the years ending December 31, 2006, 2005 and 2004 was $1.0 million, $1.0 million and $1.1 million, respectively.

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

        Loans serviced for others are not included on the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $180 million and $205 million at December 31, 2006 and 2005, respectively.

        The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2006 and 2005, was $1.4 million and $1.8 million respectively. The fair value of these rights was $1.7 million and $2.0 million, respectively. The fair value of servicing rights was determined using an average discount rate of 8.47 percent in 2006 and 8.46 percent in 2005, with prepayment speeds ranging from 8.8 percent to 32.7 percent in 2006 and from 5.0 percent to 42.1 percent in 2005.

        The following table summarizes the mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2006	2005	2004
Mortgage servicing rights capitalized	$16	$17	$389

Mortgage servicing rights amortized	$419	$435	$621

Valuation Allowances:
Balance at beginning or year	--	--	$(87)
Net change in valuation allowance	--	--	87

Balance at end of year	$-	$-	$-

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:

	2006	2005

Noninterest-bearing demand	$72,683	$68,445
Interest-bearing checking	138,927	120,722
Money market and savings	74,915	84,445
Time deposits less than $100,000	118,185	81,329
Time deposits greater than $100,000	162,297	132,956

Total deposits	$567,007	$487,897

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

2007	$220,624
2008	34,954
2009	12,397
2010	5,093
2011	7,414

Total time deposits	$280,482

Brokered deposits, which are included in certificates of deposit, over $100,000 totaled approximately $58.6 million and $75.2 million at December 31, 2006 and 2005.

NOTE 9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        During 2005 the Bank began to phase out their repurchase agreement product. As of the end of the second quarter of 2006 there were no longer any securities sold under agreements to repurchase on the Bank’s balance sheet. At December 31, 2005 the Bank had total securities sold under agreements to repurchase of $796,000. The average interest rate paid on securities sold under agreements to repurchase during 2006 and 2005 was 0.73 percent and 0.74 percent, respectively. At December 31, 2005 the U.S. government agency securities underlying the agreements had a carrying value and a fair value of approximately $12.1 million. Such securities remained under the control of the Bank.

        The maximum amount of repurchase borrowings outstanding at any month end during the years ended December 31, 2006 and 2005 was $1.3 million and $24.4 million, respectively; the daily average balance was $0.3 million and $7.5 million, respectively.

NOTE 10.  FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWED FUNDS

        Each Federal Home Loan Bank advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Federal Home Loan Bank borrowings were collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans and U.S. government agency securities with a carrying value of approximately $11.9 and $15.6 million, respectively. The average interest rate on the FHLB borrowings was 5.59 percent and 5.70 percent, for 2006 and 2005, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Federal Home Loan Bank advances at December 31, 2006 and their contractual maturities are as follows:

(in thousands)	Balance	Rates

Due in 2007	$2,664	4.27% - 5.97%
Due in 2008	4,773	4.27% - 4.59%
Due in 2010	16,800	5.99%

Total FHLB advances	$24,237

        Other borrowed funds as of December 31, 2006 and December 31, 2005, were comprised entirely of TT&L notes, with balances of $4.0 million and $3.6 million, respectively.

NOTE 11.  FEDERAL INCOME TAXES (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2006	2005	2004

Current	$3,092	$2,843	$1,168
Deferred expense (benefit)	(199)	(365)	585

Federal income tax expense	$2,893	$2,478	$1,753

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34 percent to income before taxes for the years ended December 31, is as follows:

	2006	2005	2004

Statutory rate applied to income
before income taxes	$3,371	$2,902	$2,127
Effect of tax-exempt interest income	(466)	(404)	(346)
Other - net	(12)	(20)	(28)

Federal income tax expense	$2,893	$2,478	$1,753

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2006	2005

Deferred tax assets
Allowance for loan losses	$2,554	$2,434
Deferred compensation plan	394	384
Deferred loan fees	61	95
Non-accrual interest	83	46
Unrealized loss on securities available for sale	146	270
Other	14	5

Total deferred tax assets	3,252	3,234

Deferred tax liabilities
Depreciation	(465)	(419)
Discount accretion	(61)	(47)
Unrealized gain on securities available for sale	--	--
Loan servicing rights	(476)	(613)
Other	(137)	(117)

Total deferred tax liabilities	(1,139)	(1,196)

Net deferred tax asset	$2,113	$2,038

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $350,000 and $485,000 at December 31, 2006 and 2005, respectively. New loans and repayments during 2006 were approximately $84,000 and $219,000, respectively.

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

        At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2006	2005

Commitments to grant loans	$47,116	$13,299
Unfunded commitments under commercial and other lines of credit	126,643	109,929
Unfunded commitments under home equity lines of credit	42,176	38,700
Commercial and standby letters of credit	6,231	7,625

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

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2006 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category.

        The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$73,222	12.49%	$46,912	8.00%	N/A	N/A
Bank	$70,584	12.05%	$46,862	8.00%	$58,578	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$65,897	11.24%	$23,456	4.00%	N/A	N/A
Bank	$63,259	10.80%	$23,431	4.00%	$35,147	6.00%
Tier 1 capital (to average assets)
Consolidated	$65,897	9.97%	$26,428	4.00%	N/A	N/A
Bank	$63,259	9.64%	$26,260	4.00%	$32,825	5.00%
As of December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$67,241	13.17%	$40,853	8.00%	N/A	N/A
Bank	$65,515	12.84%	$40,823	8.00%	$51,029	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$60,853	11.92%	$20,427	4.00%	N/A	N/A
Bank	$59,127	11.59%	$20,412	4.00%	$30,617	6.00%
Tier 1 capital (to average assets)
Consolidated	$60,853	10.40%	$23,397	4.00%	N/A	N/A
Bank	$59,127	10.12%	$23,370	4.00%	$29,212	5.00%

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At January 1, 2007, the corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $8.0 million from retained net profits of the proceeding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2007 through the date of declaration.

NOTE 15.  EMPLOYEE BENEFIT PLANS AND POST RETIREMENT BENEFITS

        The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 4.5 percent of employees’ eligible wages.

        The Corporation maintained an internally leveraged Employee Stock Ownership Plan (ESOP) covering substantially all employees, which was terminated in the fourth quarter of 2003. The shares allocated to participants became fully vested as of the termination date. During 2005, a favorable IRS determination was received, which allowed the assets of the ESOP to be distributed to the participants. As a result of this distribution, 603 shares were issued to participants and 3,717 shares were sold to the company. The proceeds, as elected by the participants, were distributed in the form of cash or deposited to the participants 401k plan.

The ESOP shares as of December 31, were as follows:

	2006	2005	2004

Allocated shares	--	3,927	4,765
Additional shares from 10% stock dividend	--	393	--
Shares repurchased and retired	--	(3,717)	(550)
Shares issued	--	(603)	(288)

Total ESOP shares	--	--	3,927

        The total Corporation contributions to the 401(k) match were $275,000, $214,000, and $158,000 for 2006, 2005 and 2004, respectively.

        The Bank adopted deferred compensation plans for all directors who elect to participate. The cost of the plan was $152,000, $187,000 and ($257,000) in 2006, 2005 and 2004, respectively. The credit to expense in 2004 reflects an amendment to the plan on February 1, 2004, to change the earnings credit from a fixed rate of 12 percent to an annually adjusted rate. The rate, which is provided by an independent third party, was 7.5 percent in 2006 and 2005 and 7.7 percent in 2004. The accrued benefit obligation for this plan was $1,158,000 and $1,128,000 as of December 31, 2006 and 2005, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on the participating directors to fund the deferred compensation. The cash surrender value of the policies was $2,185,000 and $2,040,000 at December 31, 2006 and 2005, respectively, and is included in other assets.

NOTE 16.  STOCK OPTIONS

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 199,650 options under the Employees’ Plan and up to 42,350 options under the Directors’ Plan.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Generally options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100 percent of the market value of the common stock at the grant date. No options were granted during 2006. During 2005, 1,650 options were granted and vested at an exercise price of $38.18 per share. During 2004, 1,210 options were awarded with an exercise price of $37.19 per share.

The following tables summarize information about stock option transactions:

	2006		2005		2004

	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of year	33,414	$40.30	34,184	$40.47	44,927	$40.79
Granted	--	--	1,650	38.18	1,210	37.19
Exercised	--	--	--	--	--	--
Forfeited/expired	(2,455)	39.02	(2,420)	41.22	(11,954)	41.33

Outstanding, end of year	30,959	40.40	33,414	40.30	34,184	40.47

Exercisable, end of year	30,959	40.40	33,414	40.30	34,184	40.47

Exercise Price	Number Outstanding December 31, 2006	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2006	Weighted Average Exercise Price December 31, 2006

$36.77	9,635	5.1 years	9,635	$36.77
$37.19	1,210	7.2 years	1,210	$37.19
$38.18	1,650	8.4 years	1,650	$38.18
$41.32	12,292	3.3 years	12,292	$41.32
$45.45	6,172	3.0 years	6,172	$45.45

Total	30,959	3.9 years	30,959	$40.40

        All options expire 10 years after the date of the grant; 175,035 shares are reserved for future issuance under the Employee Stock Option Plan and 35,090 shares are reserved for future issuance under the Directors Stock Option Plan for non-employee directors.

        The Company uses a Black Sholes formula to estimate the calculated value of its share-based payments. The weighted average assumptions used in the Black Sholes model are noted in the following table:

	2006	2005		2004

Dividend yield	--	1.57%		1.58%
Expected life	--	9 year	s	9 year	s
Expected volatility	--	10.88%		8.21%
Risk-free interest rate	--	4.00%		3.71%
Weighted-average fair value per share of options granted
during the year	--	$8.93		$7.30

        The volatility assumption used in the Black Sholes formula is based on the volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNINGS PER SHARE (in thousands, except earnings per share)

        A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2006	2005	2004

Net income	$7,022	$6,058	$4,504

Average common shares outstanding	2,458	2,460	2,461
Assumed exercise of dilutive stock options	1	--	--

Average common shares outstanding, including the
assumed exercise of dilutive stock options	2,459	2,460	2,461

Net income per share:
Basic	$2.86	$2.46	$1.83
Diluted	$2.86	$2.46	$1.83

Note: Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2005 and May 31, 2006.

NOTE 18.  FAIR VALUES OF FINANCIAL INSTRUMENTS (in thousands)

        The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$14,298	$14,298	$12,943	$12,943
Available-for-sale securities	116,582	116,582	102,563	102,563
Loans receivable, net	507,028	505,870	446,719	448,039
Loans held for sale	1,620	1,643	598	607
Accrued interest receivable	3,718	3,718	3,153	3,153
Restricted investments	3,098	3,098	3,119	3,119

Financial liabilities
Deposits	567,007	569,753	487,897	488,922
FHLB advances and other borrowed funds	28,237	28,598	31,369	31,875
Securities sold under agreements to repurchase .	--	--	796	796
Federal funds purchased	3,050	3,050	6,050	6,050

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

NOTE 19.  OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

        The following summarizes parent company only condensed balance sheets as of December 31, 2006 and 2005 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2006, 2005 and 2004:

Condensed Balance Sheets

	2006	2005

Assets
Cash	$1,344	$1,173
Investment in subsidiary	63,225	58,895
Available-for-sale securities	1,813	1,018
Other Assets	44	9

Total assets	$66,426	$61,095

Other liabilities	$605	$500
Stockholders' equity	65,821	60,595

Total liabilities and stockholders' equity	$66,426	$61,095

Condensed Statements of Income

	2006	2005	2004

Income
Dividends from subsidiary	$3,000	$2,300	$2,164
Interest from available-for-sale securities .	55	35	15
Net realized gain on sale of
available-for-sale securities	--	--	200

Total income	3,055	2,335	2,379

Other expenses	196	276	191

Income before income taxes and equity in
undistributed net income of subsidiary	2,859	2,059	2,188
Applicable income tax provision (benefit)	(59)	(88)	8

	2,918	2,147	2,180
Equity in undistributed net income of
subsidiary	4,104	3,911	2,324

Net income	$7,022	$6,058	$4,504

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	2006	2005	2004

Cash flows from operating activities
Net income	$7,022	$6,058	$4,504

Adjustments to reconcile net income
to net cash provided by operating activities
Net gain on available-for-sale securities	--	--	(200)
Undistributed earnings of subsidiary	(4,104)	(3,911)	(2,324)
Amortization of available-for-sale securities	2	2	2
Changes in other assets	(34)	5	4
Changes in other liabilities	97	95	(38)

Net cash provided by operating activities	2,983	2,249	1,948

Cash flows from investing activities
Available-for-sale securities
Proceeds from sales	--	--	627
Purchases	(776)	(537)	(493)

Net cash provided by investing activities	(776)	(537)	134

Cash flows from financing activities
Redemption of ESOP shares	--	(142)	(23)
Dividends paid	(2,036)	(1,488)	(1,221)

Net cash used in financing activities	(2,036)	(1,630)	(1,244)

Net (decrease) increase in cash and cash equivalents	171	82	838

Cash and cash equivalents, beginning of year	1,173	1,091	253

Cash and cash equivalents, end of year	$1,344	$1,173	$1,091

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

        The Corporation’s management report on internal control over financial reporting is included in Item 8 on page 37 of this Annual Report and is incorporated herein by reference. The attestation report of Plante & Moran, PLLC, the Corporation’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting is included in Item 8 on page 38 of this Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Controls.

        During the fourth quarter ended December 31, 2006, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors

        The information with respect to Directors and Nominees of the Corporation, set forth under the caption “Information About Directors and Director Nominees” on pages 4 through 7 and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 16 of the Corporation’s definitive proxy statement, as filed with the Commission, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

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

Item 11.  Executive Compensation.

        The information set forth under the caption “Director Compensation” on pages 6 and 7, “Human Resource (Compensation) Committee Report” on page 11, “Human Resource (Compensation) Committee Interlocks and Insider Participation” on page 11, and “Summary Executive Compensation Table” on pages 12 thru 16 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Executive Compensation – Compensation Discussion and Analysis” on pages 10 and 11 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The information set forth under the caption “Voting Securities and Principal Holders Thereof” on page 2 and “Beneficial Ownership” on page 16 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by security holders	30,959	$ 40.40	210,125
Equity compensation plans not
approved by security holders	--	--	--

Total	30,959	$ 40.40	210,125

        These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

        The information set forth under the caption “Related Party Transactions” on page 17 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

        Each of the Corporation’s directors, other than Patrick Gill, are independent under Nasdaq listing standards. See the information under “Information About Directors and Director Nominees” on pages 4 and 5 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 19, 2007 Annual Meeting of Shareholders, for a list of our directors.

Item 14.  Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 18 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 19, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements
Independent Auditor's Report
Consolidated Financial Statements
Consolidated Balance Sheets as of
December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended
December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for each of the Years Ended
December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2007.

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

Signature	Date
/s/ Robert F. Dentzman —————————————— Robert F. Dentzman	March 9, 2007
/s/ Patrick K. Gill —————————————— Patrick K. Gill	March 9, 2007
/s/ Norm J. Fifelski —————————————— Norman J. Fifelski	March 9, 2007
/s/ Dellvan J. Hoezee —————————————— Dellvan J. Hoezee	March 9, 2007
/s/ Grace O. Shearer —————————————— Grace O. Shearer	March 9, 2007
/s/ David G. Van Solkema —————————————— David G. Van Solkema	March 9, 2007
/s/ James B. Meyer —————————————— James B. Meyer	March 9, 2007

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