Form 10-Q
period 2007-03-31
O A K FINANCIAL CORP
filed 2007-05-10
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant’s telephone number, including area code: (616) 588-3800

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
Large accelerated filer [__]       Accelerated filer [ X ]       Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]       No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,457,615 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 9, 2007.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3 - 6
	Notes to Consolidated Financial Statements	7 - 10

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 19

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.
	Controls and Procedures	21

Part II.	Other Information

	Item 1.
	Legal Proceedings	21

	Item 1A.
	Risk Factors	21

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.
	Defaults Upon Senior Securities	21

	Item 4.
	Submission of Matters to a Vote of Security Holders	21

	Item 5.
	Other Information	21

	Item 6.
	Exhibits	21

Signatures		22

Exhibit Index		23

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006

Cash and due from banks	$13,662	$14,298

Available-for-sale securities	113,719	116,582

Loans held for sale	2,158	1,620

Total loans	536,603	514,538
Allowance for loan losses	(7,557)	(7,510)

Net Loans	529,046	507,028

Accrued interest receivable	3,664	3,718
Premises and equipment, net	16,150	16,001
Restricted investments	3,098	3,098
Other assets	7,137	7,027

Total assets	$688,634	$669,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$71,277	$72,683
Interest bearing	492,169	494,324

Total deposits	563,446	567,007

Federal funds purchased	13,700	3,050
Federal Home Loan Bank Advances	36,190	24,237
Other borrowed funds	2,952	4,000
Other liabilities	5,223	5,257

Total liabilities	621,511	603,551

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,457,615 shares issued and outstanding	2,458	2,458
Additional paid-in capital	23,880	23,880
Retained earnings	40,966	39,766
Accumulated other comprehensive income	(181)	(283)

Total stockholders' equity	67,123	65,821

Total liabilities and stockholders' equity	$688,634	$669,372

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three Months ended March 31, (Unaudited)

	2007	2006

Interest Income
Interest and fees on loans	$9,754	$8,148
Available-for-sale securities	1,244	1,068
Restricted investments	42	44
Federal funds sold	2	50

Total interest income	11,042	9,310

Interest expense
Deposits	4,781	3,290
Borrowed funds	546	419
Securities sold under agreements to repurchase	-	1

Total interest expense	5,327	3,710

Net interest income	5,715	5,600

Provision for loan losses	160	120

Net interest income after provision for loan losses	5,555	5,480

Non-interest income
Service charges on deposit accounts	1,178	668
Mortgage banking	250	184
Net gain on sales of available for sale securities	5	14
Insurance premiums and brokerage fees	344	344
Other	154	131

Total non-interest income	1,931	1,341

Non-interest expenses
Salaries	2,452	2,271
Employee benefits	528	463
Occupancy (net)	399	386
Furniture and fixtures	280	225
Other	1,454	1,274

Total non-interest expenses	5,113	4,619

Income before federal income taxes	2,373	2,202

Federal income taxes	633	635

Net income	$1,740	$1,567

Income per common share: *
Basic	$0.71	$0.64
Diluted	$0.71	$0.64

* Per share data has been adjusted to reflect the 10% stock dividend on May 31, 2006.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)	Three months ended March 31, (Unaudited)

	2007	2006

Balance, beginning of year	$65,821	$60,595
Net income	1,740	1,567
Net change in accumulated other comprehensive income	102	(246)
Dividends declared	(540)	(446)

Balance, end of period	$67,123	$61,470

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three months ended March 31, (Unaudited)

	2007	2006

Net income	$1,740	$1,567
Change in unrealized gain/(loss) on securities, net of tax	102	(246)

Comprehensive income	$1,842	$1,321

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three months ended March 31, (Unaudited)

	2007	2006

Cash flows from operating activities
Net income	$1,740	$1,567
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	300	244
Provision for loan losses	160	120
Proceeds from sales of loans held for sale	15,764	8,381
Originations of loans held for sale	(16,058)	(9,395)
Net gain on sales of available-for-sale securities	(5)	(14)
Net gain on sales of loans held for sale	(244)	(141)
Net amortization of investment premiums	76	111
Deferred federal income tax (benefit) expense	(102)	11
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	54	(88)
Other assets	(8)	(378)
Other liabilities	(86)	201

Net cash provided by operating activities	1,591	619

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	9,431	1,597
Proceeds from sales	3,844	6,563
Purchases	(10,328)	(11,668)
Purchases of restricted investments	-	(300)
Net increase in loans held for investment	(22,178)	(15,520)
Purchases of premises and equipment	(449)	(548)

Net cash used in investing activities	(19,680)	(19,876)

Cash flows from financing activities
Net (decrease) increase in deposits	(3,561)	35,935
Net decrease in TT&L note	(1,048)	(2,913)
Net increase in borrowed funds	11,953	-
Dividends paid	(541)	(402)
Net decrease in securities sold under agreements to repurchase	-	(322)
Net increase (decrease) in federal funds purchased	10,650	(6,050)

Net cash provided by financing activities	17,453	26,248

Net (decrease) increase in cash and cash equivalents	(636)	6,991

Cash and cash equivalents, beginning of period	14,298	12,943

Cash and cash equivalents, end of period	$13,662	$19,934

Supplementary cash flows information
Interest paid	$5,392	$3,636
Income taxes paid	$13	$55

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

        All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 10% stock dividend distributed on May 31, 2006.

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

	Three Months Ended March 31,

	2007	2006

Average shares outstanding for basic	2,458	2,458
earnings per share
Dilutive shares from stock option plans	1	1

Shares for dilutive earnings per share	2,459	2,459

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 199,650 options under the Employees’ Plan and up to 42,350 options under the Directors’ Plan. As of March 31, 2007, there were 175,035 shares available for future issuance under the Employees’ Plan and 35,090 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first quarter of 2007 or 2006. The following tables summarize information about stock option transactions:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	30,959	$40.40	33,414	$40.30
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, end of period	30,959	$40.40	33,414	$40.30

Exercisable, end of period	30,959	$40.40	33,414	$40.30

	Outstanding		Exercisable

Exercise Price	Number March 31, 2007	Wgt. Avg. Remaining Contractual Life	Number March 31, 2007

$36.77	9,635	4.8 years	9,635
$37.19	1,210	7.0 years	1,210
$38.18	1,650	8.2 years	1,650
$41.32	12,292	3.0 years	12,292
$45.45	6,172	2.8 years	6,172

Total	30,959	3.7 years	30,959

        All options expire 10 years after the date of the grant.

Note 8 – New Accounting Pronouncements

        In February, 2007, the Financial Accounting Standards Board issued FASB Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings for the period. Subsequent changes in fair value are recognized to earnings. The effective date for FAS 159 is as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have elected not to early adopt FAS 159 and FAS 157 and are still evaluating the impact adoption, as of the effective date, will have on the consolidated financial statements.

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter ended March 31, 2007. The discussion should be read in conjunction with the Corporation’s 2006 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 47 in the Corporation’s Report on Form 10-K for the year ended December 31, 2006 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans and the valuation of mortgage servicing rights. These are discussed on pages 15 and 16 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased $19 million, to $689 million in the first quarter of 2007, for an annualized growth rate of 12 percent. Total loans increased $22 million, to $537 million, or an annualized growth rate of 17 percent as of March 31, 2007. This was primarily due to growth in commercial loans. The Bank’s investment in available-for-sale securities declined by $3 million during the first three months of 2007.

        Total deposits declined $4 million, to $563 million, from December 31, 2006 to March 31, 2007. This consisted of increases in NOW accounts and MMDA & Savings accounts, which were offset by decreases in time deposits. The decrease in time deposits was due to the intentional decline in brokered time deposits, which were replaced with other lower cost funding sources. Brokered time deposits declined $11 million from December 31, 2006 to March 31, 2007. Federal funds purchased increased by $11 million and FHLB borrowings increased by $12 million, during the first quarter of 2007. The Corporation continues to be well capitalized, with an equity-to-asset ratio of 9.7 percent at March 31, 2007, compared to 9.8 percent at December 31, 2006.

Securities (dollars in thousands)

        The Corporation maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and money market preferred stocks. The Corporation’s investment securities portfolio serves as a source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of the Corporation’s securities are classified as available-for-sale. The Corporation’s total holdings declined $3 million from December 31, 2006 to March 31, 2007. Fluctuations in the investment portfolio are considered normal and intended to manage the Bank’s interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first three months of 2007 are securities issued by state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at March 31, 2007 was 2.84, compared to 2.75 at December 31, 2006. The tax-equivalent yield on the securities portfolio increased from 4.89% at December 31, 2006 to 4.95% at March 31, 2007. The increase in the tax equivalent yield of the securities portfolio is due to some restructuring of the securities portfolio, which was intended to improve the yield of the portfolio and was part of the Corporation’s interest rate risk management process. The following table summarizes the securities available-for-sale held by the Corporation:

	Amortized Cost	Fair Value	Amount Pledged

Securities available-for-sale March 31, 2007	$113,994	$113,719	$23,495
December 31, 2006	$117,011	$116,582	$16,542

        As of March 31, 2007, $23.5 million, or 21 percent, of the Corporation’s securities were pledged to secure funds borrowed from the Federal Home Loan Bank of Indianapolis and other purposes as required or permitted by law. This is up $7 million from the $16.5 million that was pledged as of December 31, 2006. The increase was to secure additional advances from the Federal Home Loan Bank.

        As of March 31, 2007, the Corporation had a net unrealized loss on available-for-sale securities of $275,000, compared to $429,000 as of December 31, 2006. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Corporation has the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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

Loan Portfolio Composition (dollars in thousands)

	March 31, 2007		December 31, 2006

	Amount	%	Amount	%

Commercial real estate	$316,349	59	$303,437	59
Commercial	115,758	22	107,461	21
Residential real estate	88,383	16	86,331	17
Consumer	16,113	3	17,309	3

Total loans	$536,603	100%	$514,538	100%

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

        During the first three months of 2007, commercial real estate loans increased $13 million and commercial loans increased $8 million, for annualized growth rates of 17 percent and 31 percent, respectively. The significant increase in commercial and commercial real estate loans is reflective of the Bank’s strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans increased $2 million during the first three months, due to a recent increase in mortgage activity. Consumer loans declined $1 million during the first quarter of 2007, due partially to the continued run-off of the indirect consumer loan portfolio. Total loans increased $22 million during the first quarter of 2007, for an annualized growth rate of 17 percent. While projections for loan growth for the remainder of the year are at a slightly lower growth rate than what was achieved in the first quarter, management remains optimistic about the Bank’s potential for loan growth during 2007.

        The Bank’s current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first three months of 2007, the Bank sold loans totaling $16 million. The majority of the loans were sold with the servicing rights released. The Bank sells most of the residential real estate loans that are originated with servicing rights released to reduce the Bank’s exposure to interest rate risk on those loans. As a result, the number of loans that the Bank is servicing has been declining. At March 31, 2007 and December 31, 2006, the Bank was servicing loans for secondary market entities totaling approximately $174 million and $180 million, respectively. Mortgage servicing rights were valued at approximately $1.7 million at March 31, 2007 and $1.7 million at December 31, 2006, and had a carrying value of $1.3 million and $1.4 million, respectively. There was no reserve for impairment at March 31, 2007 or December 31, 2006.

Non-performing Assets (dollars in thousands)

	March 31, 2007	December 31, 2006

Non-accrual loans	$1,810	$954
90 days or more past due & still accruing	7	-

Total Non-performing Loans	1,817	954
Other real estate	186	186

Total Non-performing Assets	$2,003	$1,140

As a percentage of portfolio loans
Non-performing loans	.34%	.19%
Non-performing assets	.37%	.22%
Allowance for loan losses	1.41%	1.46%
Allowance for loan losses as a % of non-performing loans	416%	787%

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

        Total non-performing assets increased $863,000 from December 31, 2006 to March 31, 2007. The increase is due to the addition of one commercial customer that was placed on non-accrual. Despite the increase in non-performing loans during the first quarter, management remains confident in the quality of the Bank’s loan portfolio. At March 31, 2007 there were two properties categorized as other real estate. The allowance for loan losses as a percentage of portfolio loans declined from 1.46 percent at December 31, 2006 to 1.41 percent at March 31, 2007.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended March 31,

	2007	2006

Balance at beginning of period	$7,510	$7,160
Loans charged-off	(138)	(100)
Recoveries of loans previously charged off	25	51
Additions to allowance charged to operations	160	120

Balance at end of period	$7,557	$7,231

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.09%	0.04%

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

        While considerable attention has been devoted to the national housing market, the national economy continues to move forward, albeit at a slower pace. Economic conditions in Michigan are weaker than the national economy. The Michigan economy continues to struggle with the loss of jobs associated with the transportation equipment manufacturing industry. Michigan is one of two states that reported a decline in jobs during 2006. Additionally, the sale of existing homes declined nearly twice the rate of the decline in the national rate. The economy in West Michigan, while stronger than the state as a whole, is influenced by the State’s economy. Although highly subjective, the economic condition in Michigan is reflected in the amount reserved in the allowance for possible loan losses, because it is one of the factors considered by the Corporation in establishing such allowance.

        Impaired loans were $10 million at March 31, 2007, compared to $8 million at December 31, 2006. The allowance for loan losses attributable to impaired loans was $2.1 million at March 31, 2007 and $2.0 million at December 31, 2006.

--14- -

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

	March 31, 2007		December 31, 2006

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$6,251	83%	$6,130	82%
Real estate mortgages	366	5%	333	4%
Consumer	940	12%	1,008	13%
Unallocated	-	0%	39	1%

Total	$7,557	100%	$7,510	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	March 31, 2007		December 31, 2006

	Balance	%	Balance	%

Non-interest bearing demand	$71,277	13%	$72,683	13%
NOW Accounts	150,878	27%	138,927	25%
MMDA/Savings	76,990	14%	74,915	13%
Time - negotiable brokered	47,538	8%	58,640	10%
Time	216,763	38%	221,842	39%

Total Deposits	$563,446	100%	$567,007	100%

        Total deposits declined $4 million from December 31, 2006 to March 31, 2007. Decreases in both brokered time deposits and retail time deposits were mostly offset by increases in NOW, MMDA and Savings accounts.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement the Bank’s core deposits and are integral components of the Bank’s asset/liability management effort. The Bank’s ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and the Bank’s financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and Bank policies. If loan growth exceeds core deposit growth in the future, the Bank will use alternative funding sources, including brokered deposits, to meet the funding needs of the Bank. Brokered deposits declined $11 million, FHLB advances increased $12 million, and federal funds purchased increased $11 million from December 31, 2006 to March 31, 2007.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2006 and that any changes in the Corporation’s obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 35 of the Corporation’s 2006 Form 10-K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $1,740,000 for the first quarter of 2007, which was an 11 percent increase over the $1,567,000 that was reported for the same period in 2006. Basic and diluted earnings per share in the first quarter of 2007 were $0.71, an increase of 11 percent over the $0.64 reported in the first quarter of 2006. The strong earnings improvement in the quarter is a result of increases in net interest income, due to growth in earning assets and improvement in non-interest income.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended March 31,

	2007	2006

Net Income	$1,740	$1,567

Basic income per share	$0.71	$0.64
Diluted income per share	$0.71	$0.64

Earnings ratios:
Return on average assets	1.04%	1.06%
Return on average equity	10.61%	10.37%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid by the Corporation for the periods indicated:

	Three Months Ended March 31,

	2007	2006

Average earning assets	$644,637	$569,933
Tax equivalent net interest income	$5,942	$5,742

As a percentage of average earning assets:
Tax equivalent interest income	7.06%	6.73%
Interest expense	4.00%	3.21%

Interest spread	3.06%	3.52%

Tax equivalent net interest income	3.74%	4.09%

Average earning assets as a percentage of average assets	95.2%	94.8%

        Net interest income is the principal source of income for the Corporation. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $200,000 for the three-month period ended March 31, 2007, compared to the same period in 2006. The increase in tax equivalent interest income has been aided by the strong increases in the Bank’s average earning assets. Average earning assets increased $75 million, or 13 percent, from $570 million for the first quarter of 2006 to $645 million for the first quarter of 2007. Tax equivalent net interest income, as a percentage of average earning assets, was 3.74 percent for the first quarter of 2007 compared to 4.09 percent for the first quarter of 2006, down 35 basis points. This decline is the result of pricing pressures on deposits and other liabilities due to the current inverted yield curve as well as increased competitive pressures. The compression of the net interest margin is expected to continue during the remainder of 2007.

Provision for Loan Losses

        The provision for loan losses charged to earnings during the three-month period ended March 31, 2007 was $160,000, compared to a provision for loan losses charged to earnings of $120,000 for the same period in 2006. The increase in the provision is the result of the recent growth in the Bank’s loan portfolio as well as the increase in the Bank’s non-performing loans. The allowance for loan losses as a percentage of total loans declined from 1.46 percent as of December 31, 2006 to 1.41 percent as of March 31, 2007. Management believes that the allowance for loan losses is adequate.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $590,000, or 44 percent, to $1,931,000 for the first quarter of 2007, compared to $1,341,000 for the first quarter in 2006. Service charges on deposit accounts increased $510,000, or 76 percent for the three-month period ended March 31, 2007, compared to the same period in 2006. The increase is due to increases in income from NSF charges on deposit accounts, which resulted from an increase in the fee charged on overdrafts and from the Bank’s overdraft privilege product, which was introduced during the third quarter of 2006. Mortgage banking revenue increased $66,000, or 36 percent for the first quarter of 2007, compared to the same period last year, due to an increase in the Bank’s mortgage activity. Insurance and brokerage revenue was flat at $344,000 for the first quarter of 2007 and 2006. Other non-interest income increased $23,000, or 18 percent for the three-month period ended March 31, 2007, compared to the same period in 2006.

Non-interest Expense

        Non-interest expense increased $494,000, or 11 percent, to $5,113,000 for the three-month period ended March 31, 2007, compared to $4,619,000 for the same period in 2006. Salaries and benefits expense increased $246,000, or 9 percent for the first quarter of 2007, compared to the same period in 2006. The increase in salary and benefits expense is primarily related to the addition of some key lenders and staffing for the Bank’s new Premier Banking service. Premier Banking is a service that is targeted towards high net worth customers and offers personalized service, competitive simple pricing and increased customer flexibility. Occupancy and Equipment expenses increased $68,000, or 11 percent for the first three months of 2007, compared to the first three months of 2006. The increase is the result of building improvements that were made to existing branches as well as technology upgrades that were completed during 2006. Other operating expenses increased $180,000, or 14 percent in the first quarter of 2007, compared to 2006. The increase includes increases in data processing, marketing and printing and supplies expenses.

Provision for Federal Income Tax

        The provision for federal income tax was $633,000 for the first quarter of 2007, compared to $635,000 for the first quarter of 2006. This equates to an effective tax rate of 27 percent for the three-month period in 2007, compared to an effective tax rate of 29 percent, for the same period in 2006.

        The difference between the Corporation’s effective tax rate and statutory tax rate is primarily due to a 32 percent increase in the total income that is derived from loan and investment interest income that is exempt from federal taxation. The Corporation does not expect significant fluctuations in the effective tax rate throughout the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1.3 million from December 31, 2006, to March 31, 2007; this represents a change of 2 percent. The change in the Corporation’s total stockholders’ equity is the net result of the Corporation’s net income for the three-month period and a change in the securities valuation, which caused a $102,000 increase in accumulated other comprehensive income, from December 31, 2006 to March 31, 2007. This was reduced by the quarterly dividends that were paid during that same period.

        On March 16, 2007, the Corporation announced a quarterly dividend in the amount of $0.22, which was paid on April 27, 2007, to shareholders of record on April 6, 2007. On April 19, 2007 the Corporation announced a 10 percent stock dividend, to be paid on May 31, 2007, to shareholders of record on May 15, 2007. It is anticipated that the Corporation will continue to pay quarterly cash dividends in the future.

        Management regularly reviews the capital level of the Bank and the Corporation. Management believes that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at March 31, 2007 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	March 31, 2007	December 31, 2006

Tier 1 capital			$67,110	$65,897
Tier 2 capital			7,276	7,325

Total regulatory capital			$74,386	$73,222

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	9.92%	9.97%
Tier 1 risk-based capital	4%	6%	11.52%	11.24%
Total risk-based capital	8%	10%	12.77%	12.49%

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

        The Corporation’s liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the three-month period ended March 31, 2007, total portfolio loans increased $22 million and deposits decreased $4 million. Federal funds purchased increased $11 million, brokered deposits decreased $11 million and Federal Home Loan Bank advances increased $12 million from December 31, 2006 to March 31, 2007. Management expects loan growth to exceed deposit growth during the remainder of 2007, which would be funded through the use of federal funds purchased, brokered deposits and federal home loan bank advances. At March 31, 2007, the Bank had unused federal funds lines of credit totaling $51 million from various correspondent banks.

        Cash and cash equivalents decreased $1 million, from December 31, 2006 to March 31, 2007. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2007.

        Operating activities provided net cash of $1.6 million during the first three months of 2007, compared to $0.6 million in the first three months of 2006. The increase in net income was partially offset by the net cash flow from loans held for sale and the change in other liabilities. Investing activities used net cash of $19.7 million for the first three months of 2007, compared to $19.9 million for the same period in 2006. A higher amount of cash provided by maturities, calls and principal pay-downs of available-for-sale securities, was offset by a higher amount of cash used to fund the increases in loans. Financing activities during the first three months of 2007 provided net cash of $17.5 million, compared to $26.2 million for the same period in 2006. A significant increase in deposits in the first quarter of 2006 resulted in a decline in federal funds purchased. This compared to a decline in deposits, which resulted in an increase in borrowed funds and an increase in federal funds purchased.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of March 31, 2007.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$58,562	(25.1%)	$26,701	6.4%
200 basis point rise	65,090	(16.7%)	26,167	4.3%
100 basis point rise	71,649	(8.3%)	25,632	2.1%
Base rate	78,172	-	25,097	-
100 basis point decline	84,596	8.2%	24,560	(2.1%)
200 basis point decline	90,718	16.0%	24,021	(4.3%)
300 basis point decline	96,253	23.1%	23,471	(6.5%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits

(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: May 9, 2007

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