Form 10-Q
period 2007-06-30
O A K FINANCIAL CORP
filed 2007-08-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
                                                                                                        Yes [ X ]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
                               Large accelerated filer  [_]                Accelerated filer  [ X ]                Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                        Yes [ X ]      No [_]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of Aug 9, 2007.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3 - 6
	Notes to Consolidated Financial Statements	7 - 9

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 19

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.
	Controls and Procedures	21

Part II.	Other Information

	Item 1.
	Legal Proceedings	21

	Item 1A.
	Risk Factors	21

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.
	Defaults Upon Senior Securities	21

	Item 4.
	Submission of Matters to a Vote of Security Holders	21

	Item 5.
	Other Information	21

	Item 6.
	Exhibits	21

Signatures		22

Exhibit Index		23

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

       (Dollars in thousands, except per share data)

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS

Cash and due from banks	$14,283	$14,298

Available-for-sale securities	119,727	116,582

Loans held for sale	1,784	1,620

Total loans	552,601	514,538
Allowance for loan losses	(7,827)	(7,510)

Net Loans	544,774	507,028

Accrued interest receivable	3,629	3,718
Premises and equipment, net	16,316	16,001
Restricted investments	3,098	3,098
Other assets	9,134	7,027

Total assets	$712,745	$669,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$70,921	$72,683
Interest bearing	499,246	494,324

Total deposits	570,167	567,007

Federal funds purchased	25,300	3,050
Repurchase agreements	11,100	-
Federal Home Loan Bank Advances	34,110	24,237
Other borrowed funds	322	4,000
Other liabilities	4,257	5,257

Total liabilities	645,256	603,551

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,458
Additional paid-in capital	32,778	23,880
Retained earnings	32,967	39,766
Accumulated other comprehensive income	(959)	(283)

Total stockholders' equity	67,489	65,821

Total liabilities and stockholders' equity	$712,745	$669,372

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

        (Dollars in thousands except per share data)

	Three Months ended June 30, (Unaudited)		Six Months ended June 30, (Unaudited)

	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$10,325	$8,933	$20,079	$17,081
Available-for-sale securities	1,241	1,135	2,485	2,203
Restricted investments	37	46	79	90
Other interest income	1	7	3	57

Total interest income	11,604	10,121	22,646	19,431

Interest expense
Deposits	4,696	3,769	9,477	7,059
Borrowed funds	792	579	1.338	998
Repurchase agreements	84	1	84	2

Total interest expense	5,572	4,349	10,899	8,059

Net interest income	6,032	5,772	11,747	11,372

Provision for loan losses	337	180	497	300

Net interest income after provision for loan losses	5,695	5,592	11,250	11,072

Non-interest income
Service charges on deposit accounts	1,309	798	2,487	1,466
Mortgage banking	281	213	531	397
Net gain on sales of available for sale securities ..	5	2	10	16
Insurance premiums and brokerage fees	288	247	632	591
Other	158	313	312	444

Total non-interest income	2,041	1,573	3,972	2,914

Non-interest expenses
Salaries	2,593	2,420	5,045	4,691
Employee benefits	536	479	1,064	942
Occupancy (net)	401	376	800	762
Furniture and fixtures	284	257	564	482
Other	1,557	1,243	3,011	2,517

Total non-interest expenses	5,371	4,775	10,484	9,394

Income before federal income taxes	2,365	2,390	4,738	4,592

Federal income taxes	613	700	1,246	1,335

Net income	$1,752	$1,690	$3,492	$3,257

Income per common share: *
Basic	$0.65	$0.63	$1.29	$1.21
Diluted	$0.65	$0.63	$1.29	$1.21

* Per share data has been adjusted to reflect the 10% stock dividend on May 31, 2007.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Six months ended June 30, (Unaudited)

	2007	2006

Balance, beginning of year	$65,821	$60,595
Net income	3,492	3,257
Net change in accumulated other comprehensive income	(676)	(785)
Dividends declared	(1,148)	(953)

Balance, end of period	$67,489	$62,114

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended June 30, (Unaudited)		Six Months ended June 30, (Unaudited)

	2007	2006	2007	2006

Net income	$1,752	$1,690	$3,492	$3,257
Change in unrealized gain/(loss) on securities, net of tax	(778)	(539)	(676)	(785)

Comprehensive income	$974	$1,151	$2,816	$2,472

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended June 30, (Unaudited)

	2007	2006

Cash flows from operating activities
Net income	$3,492	$3,257
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	603	504
Provision for loan losses	497	300
Proceeds from sales of loans held for sale	31,638	19,255
Originations of loans held for sale	(31,278)	(19,025)
Net gain on sales of available-for-sale securities	(10)	(16)
Net gain on sales of loans held for sale	(524)	(331)
Net amortization of investment premiums	147	203
Deferred federal income tax benefit	(246)	(75)
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	89	76
Other assets	(1,857)	(357)
Other liabilities	(705)	(178)

Net cash provided by operating activities	1,846	3,613

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	15,193	4,215
Proceeds from sales	3,844	6,563
Purchases	(23,343)	(17,775)
Purchases of restricted investments	-	(300)
Net increase in loans held for investment	(38,243)	(31,501)
Purchases of premises and equipment	(925)	(831)
Proceeds from sale of premises and equipment	3	-

Net cash used in investing activities	(43,471)	(39,629)

Cash flows from financing activities
Net increase in deposits	3,160	32,322
Net decrease in TT&L note	(3,678)	(3,328)
Net increase (decrease) in FHLB advances	9,873	(1,563)
Dividends paid	(1,095)	(864)
Net increase (decrease) in repurchase agreements	11,100	(796)
Net increase in federal funds purchased	22,250	9,850

Net cash provided by financing activities	41,610	35,621

Net (decrease) increase in cash and cash equivalents	(15)	(395)

Cash and cash equivalents, beginning of period	14,298	12,943

Cash and cash equivalents, end of period	$14,283	$12,548

Supplementary cash flows information
Interest paid	$11,512	$8,213
Income taxes paid	$1,584	$1,493

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

        All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 10% stock dividend distributed on May 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Average shares outstanding for basic
earnings per share	2,703	2,458	2,703	2,458
Dilutive shares from stock option plans	1	1	1	1

Shares for dilutive earnings per share	2,704	2,459	2,704	2,459

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. As of June 30, 2007, there were 192,539 shares available for future issuance under the Employees’ Plan and 38,599 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first six months of 2007 or 2006. The following tables summarize information about stock option transactions:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	34,055	$36.73	36,755	$36.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, end of period	34,055	$36.73	36,755	$36.64

Exercisable, end of period	34,055	$36.73	36,755	$36.64

Exercise Price	Number of Options Outstanding June 30, 2007	Weighted Average Remaining Contractual Life	Number of Options Exercisable June 30, 2007

$33.43	10,599	4.6 years	10,599
$33.81	1,331	6.7 years	1,331
$34.71	1,815	7.9 years	1,815
$37.57	13,521	2.8 years	13,521
$41.32	6,789	2.5 years	6,789

Total	34,055	3.4 years	34,055

        All options expire 10 years after the date of the grant.

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter and year to date periods ended June 30, 2007. The discussion should be read in conjunction with the Corporation’s 2006 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

FINANCIAL CONDITION

Summary

        Total assets increased $24 million during the second quarter and $43 million year-to-date, surpassing the $700 million mark and ending at $713 million as of June 30, 2007. This represents a 13 percent increase over June 30, 2006 and an annualized growth rate of 13 percent, since December 31, 2006. Available-for-sale securities increased by $3 million during the first six months of 2007. Total loans increased $38 million, to $553 million, or an annualized growth rate of 15 percent as of June 30, 2007.

        Total deposits increased $3 million, to $570 million, from December 31, 2006 to June 30, 2007. Federal funds purchased increased from $3 million at December 31, 2006 to $25 million at June 30, 2007 and FHLB borrowings increased by $10 million, during the first six months of 2007. During the second quarter, we also added $11 million in repurchase agreements as an additional source of purchased funding. We continue to be well capitalized, with an equity-to-asset ratio of 9.5 percent at June 30, 2007, compared to 9.8 percent at December 31, 2006.

Securities (dollars in thousands)

        We maintain a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and money market preferred stocks. Our investment securities portfolio serves as a source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of our securities are classified as available-for-sale. Our total holdings increased $3 million from December 31, 2006 to June 30, 2007. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first six months of 2007 are securities issued by state and political subdivisions with maturities or call features of less than 10 years and money market preferred stock with maturities of ninety days. The modified duration of the portfolio in years at June 30, 2007 was 3.49, compared to 2.75 at December 31, 2006. The tax-equivalent yield on the securities portfolio increased from 4.89% at December 31, 2006 to 5.01% at June 30, 2007. The increase in the duration and tax equivalent yield of the securities portfolio is due to the normal process of selling and purchasing investment securities as part of the interest rate risk management process. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

June 30, 2007	$121,180	$119,727	$33,828
December 31, 2006	$117,011	$116,582	$16,542

        As of June 30, 2007, $34 million, or 28 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is up $17 million from the $17 million that was pledged as of December 31, 2006. The increase was to secure additional advances from the Federal Home Loan Bank and to secure the repurchase agreements that were added during the second quarter.

        As of June 30, 2007, we had a net unrealized loss on available-for-sale securities of $1,415,000, compared to $429,000 as of December 31, 2006. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

Loans

        The Bank’s lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions. The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank. We use the services of an independent third party to periodically review the credit quality of the loan portfolio, separate from the loan approval process. These reviews are then submitted to the Risk Management Officer and to the Audit Committee. Requests for credit are considered on the basis of creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is given to the applicant’s capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment. Loan applications are accepted at all of our branching offices and are approved within the limits of each lending officer’s authority. Loan requests in excess of specific lending officers’ authority, are required to be presented to the Commercial Loan Committee, the Director Loan Committee or the Board of Directors for review and approval.

        Principal lending markets include nearby communities and metropolitan areas of our thirteen branches. Subject to established underwriting criteria, we will periodically participate with other financial institutions to fund certain large commercial loans. This is usually done when the loan would exceed our legal lending limit if made solely by the Bank or as an effort to reduce the exposure to certain risks.

Loan Portfolio Composition (dollars in thousands)

	June 30, 2007		December 31, 2006

	Amount	%	Amount	%

Commercial real estate	$322,919	58%	$303,437	59%
Commercial	124,373	23%	107,461	21%
Residential real estate	89,256	16%	86,331	17%
Consumer	16,053	3%	17,309	3%

Total loans	$552,601	100%	$514,538	100%

        We do not have any international loans and there were no large concentrations of loans that are not disclosed as a separate category. The largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages. Management reviews the concentration, and changes in concentrations of loans, using the method of coding the commercial loan portfolio by North American Industry Classification System (NAICS) code.

        During the first six months of 2007, commercial real estate loans increased $19 million and commercial loans increased $17 million, for annualized growth rates of 13 percent and 32 percent, respectively. The increase in commercial and commercial real estate loans is reflective of our strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans increased $3 million during the first six months. This was primarily due to a marketing campaign during the first part of the year that targeted home equity lines of credit. Consumer loans declined $1 million during the first half of 2007, due partially to the continued run-off of the indirect consumer loan portfolio. Total loans increased $38 million from December 31, 2006 to June 30, 2007, for an annualized growth rate of 15 percent. We are very pleased with the loan growth that we have been able to achieve during the first six months of the year in a struggling Michigan economy and a very competitive marketplace. We remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the current economic condition that we are facing in our market.

        Our current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first six months of 2007, we sold loans totaling $32 million. The majority of the loans were sold with the servicing rights released. We sell most of the residential real estate loans that are originated with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the number of loans that we are servicing has been declining. At June 30, 2007 and December 31, 2006, we were servicing loans for secondary market entities totaling approximately $168 million and $180 million, respectively. Mortgage servicing rights were valued at approximately $1.7 million at June 30, 2007 and $1.7 million at December 31, 2006, and had a carrying value of $1.2 million and $1.4 million, respectively. There was no reserve for impairment at June 30, 2007 or December 31, 2006.

Non-performing Assets (dollars in thousands)

	June 30, 2007	December 31, 2006

Non-accrual loans	$3,028	$954
90 days or more past due & still accruing	-	-

Total Non-performing Loans	3,028	954
Other real estate	1,514	186

Total Non-performing Assets	$4,542	$1,140

As a percentage of portfolio loans
Non-performing loans	.55%	.19%
Non-performing assets	.82%	.22%
Allowance for loan losses	1.42%	1.46%
Allowance for loan losses as a % of non-performing loans	258%	787%
Allowance for loan losses as a % of non-performing assets	172%	659%

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

        Total non-performing assets increased $3.4 million from December 31, 2006 to June 30, 2007. The increase is primarily due to the addition of one large commercial customer, with loans totaling about $2 million, that was placed on non-accrual. This increased the percentage of non-performing assets to portfolio loans to .82 percent, as of June 30, 2007, compared to .22 percent as of December 31, 2006. This is a trend that is being seen across the banking industry in Michigan. Despite these challenges, management remains optimistic about the quality of the Bank’s loan portfolio. At June 30, 2007 there were six properties categorized as other real estate. The allowance for loan losses as a percentage of portfolio loans declined from 1.46 percent at December 31, 2006 to 1.42 percent at June 30, 2007.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Balance at beginning of period	$7,557	$7,231	$7,510	$7,160
Loans charged-off	(98)	(125)	(236)	(225)
Recoveries of loans previously charged off	31	89	56	140
Additions to allowance charged to operations	337	180	497	300

Balance at end of period	$7,827	$7,375	$7,827	$7,375

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.05%	0.03%	0.07%	0.04%

        The allowance for loan losses represents management’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is maintained at a level believed to be adequate through additions to the provision for loan losses.

        Inherent risks and uncertainties related to the operation of a financial institution require management to rely on estimates, appraisals and evaluations of loans to prepare the financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

        While considerable attention has been devoted to the national housing market, the national economy continues to move forward, albeit at a slower pace. Economic conditions in Michigan are weaker than the national economy. The Michigan economy continues to struggle with the loss of jobs associated with the transportation equipment manufacturing industry. The economy in West Michigan, while stronger than the state as a whole, is influenced by the State’s economy. Although highly subjective, the economic condition in Michigan is reflected in the amount reserved in the allowance for possible loan losses, because it is one of the factors considered by management in establishing such allowance.

        Impaired loans, including loans on non-accrual, were $10 million at June 30, 2007, compared to $8 million at December 31, 2006. The increase includes a $2 million commercial credit that we performed a collateral analysis on, which resulted in an increase in the specific loan loss reserve allocated to this credit. The allowance for loan losses attributable to impaired loans was $2.3 million at June 30, 2007, compared to $2.0 million at December 31, 2006.

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

	June 30, 2007		December 31, 2006

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$6,498	83%	$6,130	82%
Real estate mortgages	310	4%	333	4%
Consumer	955	12%	1,008	13%
Unallocated	64	1%	39	1%

Total	$7,827	100%	$7,510	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	June 30, 2007		December 31, 2006

	Balance	%	Balance	%

Non-interest bearing demand	$70,921	12%	$72,683	13%
NOW Accounts	142,641	25%	138,927	25%
MMDA/Savings	83,858	15%	74,915	13%
Time - negotiable brokered	70,476	12%	58,640	10%
Time	202,271	36%	221,842	39%

Total Deposits	570,167	100%	$567,007	100%

        Total deposits increased $3 million from December 31, 2006 to June 30, 2007. Increases in NOW, MMDA and brokered time deposits were partially offset by decreases in retail time deposits and non-interest bearing demand accounts. The decline in retail time deposits is primarily due to us being less aggressing on the pricing of time deposits over $100,000. This along with the current economic and competitive conditions in our market have made it difficult to grow core deposits during 2007, which has caused us to fund much of our loan growth with alternative funding sources.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth exceeds core deposit growth in the future, we will continue to use alternative funding sources, including brokered deposits, to meet the funding needs of the Bank. Brokered deposits increased $12 million, FHLB advances increased $10 million, and federal funds purchased increased $22 million from December 31, 2006 to June 30, 2007. We also began using repurchase agreements as an additional source of funding during the second quarter. The terms and structure of these instruments were considered more favorable compared to other funding alternatives. At June 30, 2007, we had $11 million in repurchase agreements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the overall level of these financial obligations since December 31, 2006 and that any changes in the obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 35 of the Corporation’s 2006 Form 10-K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income was $1,752,000 for the second quarter of 2007, which was a 4 percent increase over the $1,690,000 that was reported for the same period in 2006. Basic and diluted earnings per share in the second quarter of 2007 were $0.65, an increase of 3 percent over the $0.63 reported in the first quarter of 2006. Net income for the six month period ended, June 30, 2007 was $3,492,000, with basic and diluted earnings per share of $1.29. This is a 7 percent increase over the $3,257,000 and $1.21 reported for the same period in 2006.

        Net interest margin compression has offset the increase in average earning assets, leaving net interest income essentially flat, when compared to the prior year. Increases in service charges on deposit accounts, mortgage banking revenue and investment revenue, contributed to an increase in non-interest income, but has been partially offset by a higher provision for loan losses and higher operating expenses.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net Income	$1,752	$1,690	$3,492	$3,257

Basic income per share	$0.65	$0.63	$1.29	$1.21
Diluted income per share	$0.65	$0.63	$1.29	$1.21

Earnings ratios:
Return on average assets	1.01%	1.08%	1.02%	1.07%
Return on average equity	10.39%	10.94%	10.50%	10.65%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Average earning assets	$662,410	$595,395	$653,571	$583,117
Tax equivalent net interest income	$6,186	$5,915	$12,128	$11,657

As a percentage of average earning assets:
Tax equivalent interest income	7.15%	6.91%	7.10%	6.82%
Interest expense	4.06%	3.56%	4.07%	3.39%

Interest spread	3.09%	3.35%	3.03%	3.43%

Tax equivalent net interest income	3.77%	3.98%	3.74%	4.03%

Average earning assets as a percentage of
average assets	94.8%	95.0%	95.0%	95.0%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $271,000 for the three-month period ended June 30, 2007 and $471,000 for the six-month period ended June 30, 2007, compared to the same periods in 2006. A portion of the increase in tax equivalent interest income was the result of a recovery of $218,000 of non-accrual interest on a loan that was placed into other real estate. The increase has also been aided by the increases in average earning assets. Average earning assets increased $67 million, or 11 percent, from the second quarter of 2006 to the second quarter of 2007 and increased $70 million for the year-to-date period ended June 30, 2007, compared to the same period in 2006. Tax equivalent net interest income, as a percentage of average earning assets, was 3.77 percent for the second quarter of 2007 and 3.74 percent for the six month period ended June 30, 2007, compared to 3.98 percent and 4.03 percent for the same periods in 2006, respectively. The decline is the result of competitive pricing pressures on both loans and deposits and the inverted yield curve that was experienced during most of the first half of 2007. The competitive market pressure is expected to continue during the remainder of 2007.

Provision for Loan Losses

        The provision for loan losses charged to earnings increased to $337,000 and $497,000 for the three and six month periods ended June 30, 2007, respectively. This compared to $180,000 and $300,000 for the three and six month periods ended June 30, 2006, respectively. The increase in the provision is the result of an increase in the specific reserve associated to one commercial loan, the continued overall weakness in the Michigan economy, and the recent growth in the loan portfolio. The allowance for loan losses as a percentage of total loans declined from 1.46 percent as of December 31, 2006 to 1.42 percent as of June 30, 2007. Management believes that the allowance for loan losses is adequate. For more information about our allowance for loan losses and the methodology for establishing its level, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $468,000, or 30 percent, to $2,041,000 for the second quarter of 2007, compared to $1,573,000 for the second quarter in 2006. Non-interest income increased $1,058,000, or 36 percent, to $3,972,000 for the year-to-date period ended June 30, 2007, compared to $2,914,000 for the same period in 2006. Service charges on deposit accounts increased $511,000, or 64 percent for the three-month period ended June 30, 2007, and $1,021,000, or 70 percent for the six-month period ended June 30, 2007, compared to the same periods in 2006. The increase is due to increases in income from NSF charges on deposit accounts, which resulted from an increase in the fee charged on overdrafts and from our overdraft privilege product, which was introduced during the third quarter of 2006. The percentage increase over the prior year should be lower beginning in the third quarter of this year. Mortgage banking revenue increased $68,000, or 32 percent and $134,000, or 34 percent for the three and six month periods ended June 30, 2007, respectively, when compared to the same periods in 2006. This was due to an increase in mortgage financing activity. Insurance and brokerage revenue increased $41,000 for both the three and six month periods ended June 30, 2007, or 17 percent and 7 percent, respectively, compared to the same period of 2006. The increase was due to higher brokerage revenue from investment services. Other non-interest income declined $155,000, or 50 percent for the three-month period ended June 30, 2007, and declined $132,000, or 30 percent, for the six-month period ended June 30, 2007, compared to the same periods in 2006. The significant decline is due to a $173,000 gain on the sale of other bank real estate that was recognized during the second quarter of 2006.

Non-interest Expense

        Non-interest expense increased $596,000, or 12 percent, for the three-month period ended June 30, 2007, and increased $1,090,000, or 12 percent, for the six-month period ended June 30, 2007, compared to the same periods in 2006. Salaries and benefits expense increased $230,000, or 8 percent for the second quarter of 2007, and increased $476,000, or 8 percent for the year-to-date period ended June 30, 2007, compared to the same periods in 2006. The increase in salary and benefits expense is primarily related to the addition of some key lenders and staffing for our new Premier Banking service. Occupancy and Equipment expenses increased $52,000, or 8 percent for the three months ended June 30, 2006 and increased $120,000, or 10 percent, compared to the same periods in 2006. The increase is the result of building improvements that were made to existing branches as well as technology upgrades that were completed during 2006. Other operating expenses increased $314,000, or 25 percent in the second quarter of 2007, and $494,000, or 20 percent, for the year-to-date period ended June 30, 2007, compared to 2006. The increase in other operating expenses includes greater marketing expenses designed to enhance our visibility, increased loan collection and professional expenses associated with the increase in non-performing loans, and a higher level of support for charitable causes.

Provision for Federal Income Tax

        The provision for federal income tax was $613,000 for the second quarter of 2007, compared to $700,000 for the second quarter of 2006. This equates to an effective tax rate of 26 percent for the three-month period in 2007, compared to an effective tax rate of 29 percent, for the same period in 2006. The provision for federal income tax was $1,246,000 for the six-month period ended June 30, 2007, compared to $1,335,000 for the same period in 2006. This equates to an effective tax rate of 26 percent for the three-month period in 2007, compared to an effective tax rate of 29 percent, for the same period in 2006.

        The difference between the effective tax rate and statutory tax rate is primarily due to a 22 percent increase in the total income that is derived from loan and investment interest income that is exempt from federal taxation. The increase in tax-exempt interest income came primarily from increases in the investment in securities issued by state and political subdivisions and money market preferred stocks. We do not expect significant fluctuations in the effective tax rate throughout the remainder of the year.

Impact of Inflation

        The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact on earnings than inflation. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services. Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity to assets ratio, which in turn reduces the amount of earnings available for cash dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1.7 million from December 31, 2006, to June 30, 2007; this represents a change of 4 percent. The change in the total stockholders’ equity is the net result of the net income for the six-month period and a change in the securities valuation. The change in the securities valuation caused a $676,000 decrease in accumulated other comprehensive income, from December 31, 2006 to June 30, 2007. Total capital was also reduced by the quarterly dividends that were paid during the period.

        On June 25, 2007, we announced a quarterly dividend in the amount of $0.22, which was paid on July 27, 2007, to shareholders of record on July 6, 2007. It is anticipated that we will continue to pay quarterly cash dividends in the future.

        We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at June 30, 2007 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	June 30, 2007	December 31, 2006

Tier 1 capital			$68,268	$65,897
Tier 2 capital			7,566	7,325

Total regulatory capital			$75,834	$73,222

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	9.77%	9.97%
Tier 1 risk-based capital	4%	6%	11.26%	11.24%
Total risk-based capital	8%	10%	12.51%	12.49%

Liquidity

        Liquidity is measured by our ability to raise funds through deposits, borrowed funds, infusion of capital, or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate our organization. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management, which is a significant responsibility of the Asset and Liability Management Committee (ALCO), is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the six-month period ended June 30, 2007, total portfolio loans increased $38 million and deposits increased $3 million. Federal funds purchased increased $22 million, brokered deposits increased $12 million, repurchase agreements increased $11 million and Federal Home Loan Bank advances increased $10 million from December 31, 2006 to June 30, 2007. Management expects loan growth to exceed deposit growth during the remainder of 2007, which would be funded through the use of alternative funding sources. At June 30, 2007, the Bank had unused federal funds lines of credit totaling $35 million from various correspondent banks.

        Cash and cash equivalents remained flat from December 31, 2006 to June 30, 2007. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2007.

        Operating activities provided net cash of $1.8 million during the first six months of 2007, compared to $3.6 million in the first six months of 2006. The decline was primarily due to a decline in other assets. Investing activities used net cash of $43.5 million for the first six months of 2007, compared to $39.6 million for the same period in 2006. A higher amount of cash provided by maturities, calls and principal pay-downs of available-for-sale securities, was offset by a higher amount of cash used to fund the increases in loans and purchases of securities. Financing activities during the six three months of 2007 provided net cash of $41.6 million, compared to $35.6 million for the same period in 2006. A significant increase in deposits in the first quarter of 2006 resulted in a decline in federal funds purchased. This compared to only a slight increase in deposits, which resulted in an increase in borrowed funds.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet as of June 30, 2007.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$58,824	(25.3%)	$26,305	6.3%
200 basis point rise	65,404	(16.9%)	25,783	4.2%
100 basis point rise	72,066	(8.4%)	25,262	2.1%
Base rate	78,708	-	24,740	-
100 basis point decline	85,291	8.4%	24,217	(2.1%)
200 basis point decline	91,696	16.5%	23,693	(4.2%)
300 basis point decline	97,623	24.0%	23,160	(6.4%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors — There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders The annual meeting of shareholders was held on April 19, 2007. At the meeting the shareholders elected two directors, each to a three-year term:

Director Nominee	Term Expires	Votes

		For:	Withheld:

Norman J. Fifelski	2010	1,720,484	120,199
James B. Meyer	2010	1,710,153	130,530

Item 5.	Other Information — None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

/s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: August 9, 2007

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