Form 10-Q
period 2007-09-30
O A K FINANCIAL CORP
filed 2007-11-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
          Large accelerated filer [_]                                             Accelerated filer [ X ]                                                           Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                     Yes [_]        No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 9, 2007.

INDEX

Page Number(s)

Part I. Financial Information (unaudited):

Item 1.
Consolidated Financial Statements	3-6
Notes to Consolidated Financial Statements	7-9

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	10-19

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.
Controls and Procedures	21

Part II. Other Information

Item 1.
Legal Proceedings	21

Item 1A.
Risk Factors	21

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.
Defaults Upon Senior Securities	21

Item 4.
Submission of Matters to a Vote of Security Holders	21

Item 5.
Other Information	21

Item 6.
Exhibits	21

Signatures	22

Exhibit Index	23

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS

Cash and due from banks	$14,135	$14,298
Federal funds sold	6,850	-

Cash and cash equivalents	20,985	14,298

Available-for-sale securities	122,791	116,582

Loans held for sale	1,712	1,620

Total loans	561,298	514,538
Allowance for loan losses	(7,874)	(7,510)

Net Loans	553,424	507,028

Accrued interest receivable	4,052	3,718
Premises and equipment, net	16,224	16,001
Restricted investments	3,098	3,098
Other assets	8,728	7,027

Total assets	$731,014	$669,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$71,052	$72,683
Interest bearing	530,410	494,324

Total deposits	601,462	567,007

Federal funds purchased	-	3,050
Repurchase agreements	20,350	-
Federal Home Loan Bank Advances	33,688	24,237
Other borrowed funds	959	4,000
Other liabilities	5,158	5,257

Total liabilities	661,617	603,551

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,458
Additional paid-in capital	32,778	23,880
Retained earnings	34,133	39,766
Accumulated other comprehensive income	(217)	(283)

Total stockholders' equity	69,397	65,821

Total liabilities and stockholders' equity	$731,014	$669,372

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months ended September 30, (Unaudited)		Nine Months ended September 30, (Unaudited)

	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$10,437	$9,331	$30,516	$26,412
Available-for-sale securities	1,314	1,166	3,799	3,369
Restricted investments	39	40	118	130
Other interest income	73	137	76	194

Total interest income	11,863	10,674	34,509	30,105

Interest expense
Deposits	5,097	4,424	14,574	11,483
Borrowed funds	829	439	2,251	1,439

Total interest expense	5,926	4,863	16,825	12,922

Net interest income	5,937	5,811	17,684	17,183

Provision for loan losses	162	120	659	420

Net interest income after provision for loan losses	5,775	5,691	17,025	16,763

Non-interest income
Service charges on deposit accounts	1,340	1,141	3,827	2,607
Mortgage banking	225	188	756	585
Net gain on sales of available for sale securities	-	-	10	16
Insurance premiums and brokerage fees	265	264	897	855
Other	227	131	539	575

Total non-interest income	2,057	1,724	6,029	4,638

Non-interest expenses
Salaries	2,632	2,354	7,677	7,045
Employee benefits	439	468	1,503	1,410
Occupancy (net)	386	378	1,186	1,140
Furniture and fixtures	285	238	849	720
Other	1,723	1,302	4,734	3,819

Total non-interest expenses	5,465	4,740	15,949	14,134

Income before federal income taxes	2,367	2,675	7,105	7,267

Federal income taxes	606	798	1,852	2,133

Net income	$1,761	$1,877	$5,253	$5,134

Income per common share: *
Basic	$0.65	$0.69	$1.94	$1.90
Diluted	$0.65	$0.69	$1.94	$1.90

* Per share data has been adjusted to reflect the 10% stock dividend on May 31, 2007.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Nine months ended September 30, (Unaudited)

	2007	2006

Balance, beginning of year	$65,821	$60,595
Net income	5,253	5,134
Net change in accumulated other comprehensive income	66	76
Dividends declared	(1,743)	(1,494)

Balance, end of period	$69,397	$64,311

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended September 30, (Unaudited)		Nine Months ended September 30, (Unaudited)

	2007	2006	2007	2006

Net income	$1,761	$1,877	$5,253	$5,134
Change in unrealized gain/(loss) on securities, net of tax	742	861	66	76

Comprehensive income	$2,503	$2,738	$5,319	$5,210

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended September 30, (Unaudited)

	2007	2006

Cash flows from operating activities
Net income	$5,253	$5,134
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	904	760
Provision for loan losses	659	420
Proceeds from sales of loans held for sale	47,523	29,602
Originations of loans held for sale	(46,863)	(30,899)
Net gain on sales of available-for-sale securities	(10)	(16)
Net gain on sales of loans held for sale	(752)	(504)
Net amortization of investment premiums	212	293
Net loss (gain) on sales of premises and equipment	1	(1)
Deferred federal income tax benefit	(318)	(240)
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	(334)	(481)
Other assets	(1,380)	303
Other liabilities	(186)	800

Net cash provided by operating activities	4,709	5,171

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	18,167	5,858
Proceeds from sales	3,844	6,563
Purchases	(28,322)	(22,161)
Purchases of restricted investments	-	(97)
Net increase in loans held for investment	(47,058)	(42,808)
Purchases of premises and equipment	(1,134)	(1,624)
Proceeds from sale of premises and equipment	6	2

Net cash used in investing activities	(54,497)	(54,267)

Cash flows from financing activities
Net increase in deposits	34,455	82,045
Net (decrease) increase in TT&L note	(3,041)	431
Net increase (decrease) in FHLB advances	9,451	(3,563)
Dividends paid	(1,690)	(1,356)
Net increase (decrease) in repurchase agreements	20,350	(796)
Net decrease in federal funds purchased	(3,050)	(6,050)

Net cash provided by financing activities	56,475	70,711

Net increase in cash and cash equivalents	6,687	21,615

Cash and cash equivalents, beginning of period	14,298	12,943

Cash and cash equivalents, end of period	$20,985	$34,558

Supplementary cash flows information
Interest paid	$16,735	$12,415
Income taxes paid	$2,207	$2,218

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Average shares outstanding for basic
earnings per share	2,703	2,703	2,703	2,703
Dilutive shares from stock option plans	-	1	1	1

Shares for dilutive earnings per share	2,703	2,704	2,704	2,704

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At September 30, 2007, there were 192,539 shares available for future issuance under the Employees’ Plan and 38,599 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first nine months of 2007 or 2006. The following tables summarize information about stock option transactions:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006

	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of period	34,055	$36.73	36,755	$36.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, end of period	34,055	$36.73	36,755	$36.64

Exercisable, end of period	34,055	$36.73	36,755	$36.64

Exercise Price	Number of Options Outstanding September 30, 2007	Weighted Average Remaining Contractual Life	Number of Options Exercisable September 30, 2007

$33.43	10,599	4.3 years	10,599
$33.81	1,331	6.5 years	1,331
$34.71	1,815	7.7 years	1,815
$37.57	13,521	2.5 years	13,521
$41.32	6,789	2.3 years	6,789

Total	34,055	3.2 years	34,055

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter and year to date periods ended September 30, 2007. The discussion should be read in conjunction with the Corporation’s 2006 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

FINANCIAL CONDITION

Summary

        Total assets increased $18 million during the third quarter and $62 million year-to-date, ending at $731 million at September 30, 2007. This was a $63 million, or 9 percent increase, over the $668 million reported at September 30, 2006. Available-for-sale securities increased $6 million during the first nine months of 2007. Total loans increased $47 million, to $561 million, or 9 percent from December 31, 2006 to September 30, 2007.

        Total deposits increased $34 million, to $601 million, from December 31, 2006 to September 30, 2007. The Bank moved from a federal funds purchased position of $3 million at December 31, 2006 to a federal funds sold position of $7 million at September 30, 2007. FHLB borrowings increased $10 million during the first nine months of 2007, to $34 million. Repurchase agreements increased $9 million during the third quarter to $20 million at September 30, 2007. We continue to be well capitalized, with an equity-to-asset ratio of 9.5 percent at September 30, 2007, compared to 9.8 percent at December 31, 2006.

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

        All of our securities are classified as available-for-sale. Our total holdings increased $6 million from December 31, 2006 to September 30, 2007. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first nine months of 2007 are securities issued by US government agencies or state and political subdivisions with maturities or call features of less than 10 years and money market preferred stock with maturities of ninety days. The modified duration of the portfolio in years at September 30, 2007 was 2.99, compared to 2.75 at December 31, 2006. The tax-equivalent yield on the securities portfolio increased from 4.89% at December 31, 2006 to 5.10% at September 30, 2007. The increase in the duration and tax equivalent yield of the securities portfolio is due to the normal process of selling and purchasing investment securities as part of the interest rate risk management process. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

September 30, 2007	$123,119	$122,791	$38,569
December 31, 2006	$117,011	$116,582	$16,542

        At September 30, 2007, $39 million, or 31 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is up $22 million from the $17 million that was pledged at December 31, 2006. The increase was to secure additional advances from the Federal Home Loan Bank and to secure the repurchase agreements that were added during the second and third quarters of this year.

        At September 30, 2007, we had a net unrealized loss on available-for-sale securities of $328,000, compared to $429,000 at December 31, 2006. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income. The review of other than temporary impairment included special attention to securities collateralized by real estate mortgages in light of the recent concerns related to sub-prime mortgages.

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

Loan Portfolio Composition (dollars in thousands)

	September 30, 2007		December 31, 2006

	Amount	%	Amount	%

Commercial real estate	$324,399	58%	$303,437	59%
Commercial	129,652	23%	107,461	21%
Residential real estate	91,745	16%	86,331	17%
Consumer	15,502	3%	17,309	3%

Total loans	$561,298	100%	$514,538	100%

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

        During the first nine months of 2007, commercial real estate loans increased $21 million and commercial loans increased $22 million, for annualized growth rates of 9 percent and 28 percent, respectively. The increase in commercial and commercial real estate loans is reflective of our strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans increased $5 million during the first nine months of 2007. This was primarily due to a marketing campaign during the first part of the year that targeted home equity lines of credit as well as additional mortgage production due in part to the addition of some new mortgage originators. Consumer loans declined $2 million from December 31, 2006 to September 30, 2007, due partially to the continued run-off of the indirect consumer loan portfolio. Total loans increased $47 million, or 9 percent from December 31, 2006 and $65 million, or 13 percent from September 30, 2006. We are very pleased with the loan growth that we have been able to achieve during 2007 given a struggling Michigan economy and a very competitive marketplace. We remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the current economic condition that we are facing in our market.

        Our current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first nine months of 2007, we sold loans totaling $47 million. The majority of the loans were sold with the servicing rights released. There has been a lot of concern in the market about liquidity due to the default rates on sub-prime mortgages. The Bank does not originate sub-prime mortgages and as a result have not experienced difficulties locating purchasing sources for the mortgages that we generate. We sell most of the residential real estate loans that are originated with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the dollar amount of loans that we are servicing for others continues to decline. At September 30, 2007 and December 31, 2006, we were servicing loans for secondary market entities totaling approximately $162 million and $180 million, respectively. Mortgage servicing rights were valued at approximately $1.6 million at September 30, 2007 and $1.7 million at December 31, 2006, and had a carrying value of $1.1 million and $1.4 million, respectively. There was no reserve for impairment at September 30, 2007 or December 31, 2006.

Non-performing Assets (dollars in thousands)

	September 30, 2007	December 31, 2006

Non-accrual loans	$3,437	$954
90 days or more past due & still accruing	-	-

Total Non-performing Loans	3,437	954
Other real estate	1,626	186

Total Non-performing Assets	$5,063	$1,140

Non-performing loans to total loans	.61%	.19%
Non-performing assets to total assets	.69%	.17%
Allowance for loan losses to total loans	1.40%	1.46%
Allowance for loan losses as a % of non-performing loans	229%	787%
Allowance for loan losses as a % of non-performing assets	156%	659%

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

        Total non-performing assets increased $3.9 million from December 31, 2006 to September 30, 2007. The increase is primarily due to the addition of one large commercial customer, with loans totaling about $2 million, which was placed on non-accrual. This increased the percentage of non-performing assets to total assets to .69 percent, at September 30, 2007, compared to .17 percent at December 31, 2006. This is a trend that is being seen across the banking industry in Michigan. Despite these challenges, management remains optimistic about the quality of the Bank’s loan portfolio. At September 30, 2007 there were six properties categorized as other real estate. Due to the recent decline in real-estate values, all of these properties were re-evaluated and a valuation allowance was established to record the properties at their estimated net realizable value. During the month of October three of the properties that were categorized as other real estate were sold, reducing the Bank’s total other real estate to $323,000.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Balance at beginning of period	$7,827	$7,375	$7,510	$7,160
Loans charged-off	(135)	(78)	(371)	(303)
Recoveries of loans previously charged off	20	74	76	214
Additions to allowance charged to operations	162	120	659	420

Balance at end of period	$7,874	$7,491	$7,874	$7,491

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.08%	0.00%	0.07%	0.02%

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

        Impaired loans, including loans on non-accrual, were $11 million at September 30, 2007, compared to $8 million at December 31, 2006. The increase includes a $2 million commercial credit that we performed a collateral analysis on, which resulted in an increase in the specific loan loss reserve allocated to this credit. The allowance for loan losses attributable to impaired loans was $2.4 million at September 30, 2007, compared to $2.0 million at December 31, 2006. The allowance for loan losses as a percentage of portfolio loans declined from 1.46 percent at December 31, 2006 to 1.40 percent at September 30, 2007.

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

	September 30, 2007		December 31, 2006

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$6,537	83%	$6,130	82%
Real estate mortgages	300	4%	333	4%
Consumer	925	12%	1,008	13%
Unallocated	112	1%	39	1%

Total	$7,874	100%	$7,510	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2007		December 31, 2006

	Balance	%	Balance	%

Non-interest bearing demand	$71,052	12%	$72,683	13%
NOW Accounts	175,455	29%	138,927	25%
MMDA/Savings	79,031	13%	74,915	13%
Time - negotiable brokered	77,950	13%	58,640	10%
Time	197,974	33%	221,842	39%

Total Deposits	$601,462	100%	$567,007	100%

        Total deposits increased $34 million from December 31, 2006 to September 30, 2007. The primary increase was in NOW accounts, due to seasonal deposits from our schools and municipal customers. These short term deposits are expected to decline during the fourth quarter. The decline in retail time deposits is primarily due to us being less aggressing on the pricing of time deposits over $100,000. This along with the current economic and competitive conditions in our market have made it difficult to grow core deposits during 2007, which has caused us to fund much of our loan growth with alternative funding sources.

        Alternative funding sources such as federal funds, brokered time certificates and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as its compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth exceeds core deposit growth in the future, we will continue to use alternative funding sources, including brokered deposits, to meet the funding needs of the Bank. Brokered deposits increased $19 million and FHLB advances increased $9 million from December 31, 2006 to September 30, 2007. We also began using repurchase agreements as an additional source of funding during 2007. The terms and structure of these instruments were considered more favorable compared to other funding alternatives. At September 30, 2007, we had $20 million in repurchase agreements. The additional seasonal deposits have moved us from a federal funds purchased position of $3 million at December 31, 2006 to a federal funds sold position of $7 million at September 30, 2007.

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

RESULTS OF OPERATIONS

Summary

        Net income was $1,761,000 for the third quarter of 2007, which was up slightly from the $1,752,000 reported in the second quarter of 2007 and down 6 percent from the $1,877,000 that was reported for the third quarter of 2006. Basic and diluted earnings per share in the third quarter were $0.65, a 6 percent decline from the $0.69 reported in the third quarter of 2006. Net income for the nine month period ended, September 30, 2007 was $5,253,000, with basic and diluted earnings per share of $1.94. This is a 2 percent increase over the net income of $5,134,000 and earnings per share of $1.90 reported for the same period in 2006.

        Net interest margin compression has offset the increase in average earning assets, resulting in a 3 percent increase in net interest income, when compared to the prior year. Increases in service charges on deposit accounts, mortgage banking revenue and investment revenue, contributed to a 30 percent increase in non-interest income, but has been offset by a 57 percent increase in the provision for loan losses and a 13 percent increase in operating expenses.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net Income	$1,761	$1,877	$5,253	$5,134

Basic income per share	$0.65	$0.76	$1.94	$2.09
Diluted income per share	$0.65	$0.76	$1.94	$2.09

Earnings ratios:
Return on average assets	0.97%	1.16%	1.01%	1.10%
Return on average equity	10.19%	11.74%	10.39%	11.03%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Average earning assets	$683,830	$613,379	$663,706	$593,397
Tax equivalent net interest income	$6,149	$5,952	$18,277	$17,609

As a percentage of average earning assets:
Tax equivalent interest income	7.01%	6.99%	7.07%	6.88%
Interest expense	4.08%	3.81%	4.06%	3.54%

Interest spread	2.93%	3.18%	3.01%	3.34%

Tax equivalent net interest income	3.57%	3.85%	3.68%	3.97%

Average earning assets as a percentage of
average assets	95.2%	95.2%	95.1%	95.1%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $197,000 for the three-month period ended September 30, 2007 and $668,000 for the nine-month period ended September 30, 2007, compared to the same periods in 2006. Average earning assets increased $70 million, or 11 percent, from the third quarter of 2006 to the third quarter of 2007 and increased $70 million for the year-to-date period ended September 30, 2007, compared to the same period in 2006. Tax equivalent net interest income, as a percentage of average earning assets, was 3.57 percent for the third quarter of 2007 and 3.68 percent for the nine month period ended September 30, 2007, compared to 3.85 percent and 3.97 percent for the same periods in 2006, respectively. The decline is the result of competitive pricing pressures on both loans and deposits and the inverted yield curve that was experienced during the majority of 2007. The competitive market pressure is expected to continue during the remainder of 2007.

Provision for Loan Losses

        The provision for loan losses charged to earnings increased to $162,000 and $659,000 for the three and nine month periods ended September 30, 2007, respectively. This compared to $120,000 and $420,000 for the three and nine month periods ended September 30, 2006, respectively. The increase in the provision is the result of increases in the specific reserve for certain commercial credits, the continued overall weakness in the Michigan economy, and the recent growth in the loan portfolio. The allowance for loan losses as a percentage of total loans declined from 1.46 percent at December 31, 2006 to 1.40 percent at September 30, 2007. Management believes that the allowance for loan losses is adequate. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $333,000, or 19 percent, to $2,057,000 for the third quarter of 2007, compared to $1,724,000 for the third quarter in 2006. Non-interest income increased $1,391,000, or 30 percent, to $6,029,000 for the year-to-date period ended September 30, 2007, compared to $4,638,000 for the same period in 2006. Service charges on deposit accounts increased $199,000, or 17 percent for the three-month period ended September 30, 2007, and $1,220,000, or 47 percent for the nine-month period ended September 30, 2007, compared to the same periods in 2006. The increase is due to increases in income from NSF charges on deposit accounts, which resulted from an increase in the fee charged on overdrafts and from our overdraft privilege product, which was introduced during the third quarter of 2006. The percentage increase over the prior year is expected to be significantly lower in the fourth quarter of this year. Mortgage banking revenue increased $37,000, or 19 percent and $171,000, or 29 percent for the three and nine month periods ended September 30, 2007, respectively, when compared to the same periods in 2006. This was primarily due to an increase in mortgage financing activity. We have also recently added 4 highly skilled new mortgage originators. Insurance and brokerage revenue increased $1,000 and $42,000 for the three and nine month periods ended September 30, 2007, respectively, compared to the same period of 2006. The increase was primarily due to higher brokerage revenue from investment services. Other non-interest income increased $96,000, or 73 percent for the three-month period ended September 30, 2007, and declined $36,000, or 6 percent, for the nine-month period ended September 30, 2007, compared to the same periods in 2006. The increase in the third quarter was due to gains that we recorded on the sale of SBA loans and other real estate. The decline for the year-to-date period is due to a gain on the sale of other real estate that was recognized during the second quarter of 2006.

Non-interest Expense

        Non-interest expense increased $725,000, or 15 percent, for the three-month period ended September 30, 2007, and increased $1,815,000, or 13 percent, for the nine-month period ended September 30, 2007, compared to the same periods in 2006. Salaries and benefits expense increased $249,000, or 9 percent for the third quarter of 2007, and increased $725,000, or 9 percent for the year-to-date period ended September 30, 2007, compared to the same periods in 2006. The increase in salary and benefits expense is due to the continued investment in staff to support our recent growth and the addition of 4 highly experienced mortgage originators. Occupancy and Equipment expenses increased $55,000, or 9 percent for the three months ended September 30, 2007 and increased $175,000, or 9 percent, for the year-to-date period ended September 30, 2007, compared to the same periods in 2006. The increase is the result of building improvements that were made to existing branches as well as technology upgrades that were completed during 2006 and 2007. Other operating expenses increased $421,000, or 32 percent in the third quarter of 2007, and $915,000, or 24 percent, for the year-to-date period ended September 30, 2007, compared to 2006. The increase in other operating expenses includes greater marketing expenses designed to enhance our visibility, increased loan collection and professional expenses associated with the increase in non-performing loans, including over $250,000 in legal and professional fees related to the collection of one commercial credit, and a higher level of support for charitable causes.

Provision for Federal Income Tax

        The provision for federal income tax was $606,000 for the third quarter of 2007, compared to $798,000 for the third quarter of 2006. This equates to an effective tax rate of 26 percent for the three-month period in 2007, compared to an effective tax rate of 30 percent, for the same period in 2006. The provision for federal income tax was $1,852,000 for the nine-month period ended September 30, 2007, compared to $2,133,000 for the same period in 2006. This equates to an effective tax rate of 26 percent for the nine-month period in 2007, compared to an effective tax rate of 29 percent, for the same period in 2006.

        The difference between the effective tax rate and statutory tax rate is primarily due to a 39 percent increase in the total income that is derived from loan and investment interest income that is exempt from federal taxation. The increase in tax-exempt interest income came primarily from increases in the investment in securities issued by state and political subdivisions and money market preferred stocks. We do not expect significant fluctuations in the effective tax rate throughout the remainder of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $3.6 million from December 31, 2006, to September 30, 2007; this represents a change of 5 percent. The change in the total stockholders’ equity is the net result of the net income for the nine-month period, less the reduction due to the payment of quarterly dividends and a change in the securities valuation. The change in the securities valuation caused a $66,000 increase in accumulated other comprehensive income, from December 31, 2006 to September 30, 2007.

        On September 21, 2007, we announced a quarterly dividend in the amount of $0.22, which was paid on November 26, 2007, to shareholders of record on November 5, 2007. It is anticipated that we will continue to pay quarterly cash dividends in the future.

        We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at September 30, 2007 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	September 30, 2007	December 31, 2006

Tier 1 capital			$69,447	$65,897
Tier 2 capital			7,693	7,325

Total regulatory capital			$77,140	$73,222

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	9.67%	9.97%
Tier 1 risk-based capital	4%	6%	11.27%	11.24%
Total risk-based capital	8%	10%	12.52%	12.49%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine-month period ended September 30, 2007, total portfolio loans increased $47 million and deposits increased $34 million. Federal funds purchased declined $3 million, brokered deposits increased $19 million, repurchase agreements increased $20 million and Federal Home Loan Bank advances increased $9 million from December 31, 2006 to September 30, 2007. Management expects loan growth to exceed deposit growth during the remainder of 2007, which would be funded through the use of alternative funding sources. At September 30, 2007, the Bank had unused federal funds lines of credit totaling $60 million from various correspondent banks.

        Cash and due from banks remained flat from December 31, 2006 to September 30, 2007. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2007.

        Operating activities provided net cash of $4.7 million during the first nine months of 2007, compared to $5.2 million in the first nine months of 2006. The decline was primarily due to a decline in other assets. Investing activities used net cash of $54.5 million for the first nine months of 2007, compared to $54.3 million for the same period in 2006. A higher amount of cash provided by maturities, calls and principal pay-downs of available-for-sale securities, was offset by a higher amount of cash used to fund the increases in loans and purchases of securities. Financing activities during the first nine months of 2007 provided net cash of $56.5 million, compared to $70.7 million for the same period in 2006. The decline is primarily due to a small increase in deposits in 2007, compared to 2006.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet at September 30, 2007.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$75,974	(16.1%)	$25,768	4.8%
200 basis point rise	80,959	(10.6%)	25,378	3.2%
100 basis point rise	85,858	(5.2%)	24,988	1.6%
Base rate	90,537	-	24,597	-
100 basis point decline	94,896	4.8%	24,204	(1.6%)
200 basis point decline	98,778	9.1%	23,808	(3.2%)
300 basis point decline	101,798	12.4%	23,404	(4.9%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

/s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: November 9, 2007

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