Form 10-K
period 2007-12-31
O A K FINANCIAL CORP
filed 2008-03-14
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, $1.00 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes          No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes          No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large Accelerated Filer          Accelerated Filer   X     Non-Accelerated Filer          Smaller Reporting Company

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

Aggregate Market Value of Common Stock Held by Non-Affiliates as of June 29, 2007: $83,091,904
As of February 21, 2008, there were outstanding 2,703,009 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2008 are incorporated by reference into Part III of this report.

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

Bank Competition

        The Bank has 13 offices, one within each of the communities it serves. Within these communities, its principal competitors are Comerica Bank, JP Morgan Chase, Fifth-Third Bank, Flagstar Bank, National City Bank, Huntington National Bank, Macatawa Bank, Mercantile Bank of Michigan, United Bank of Michigan, and various credit unions. The Bank’s products, services, and pricing are competitive within the markets served.

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

Percent of total revenue:	2007	2006	2005

Net interest revenue	73.9%	77.9%	79.5%
Non-interest revenue	18.8%	15.8%	11.6%
Insurance premiums & brokerage fees	4.2%	3.8%	5.0%
Mortgage banking revenue	3.1%	2.6%	3.9%

Employees

        As of December 31, 2007, the Company and its subsidiaries employed 161 full-time and 82 part-time persons. Management believes that relations with employees are good.

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

        Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.

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

        As of December 31, 2007 the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

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

        Competition with other financial institutions could adversely affect the Company’s profitability.

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

        Changes in economic conditions could adversely affect the Company’s loan portfolio.

        The Company’s success depends to a great extent upon general economic conditions. The economy in the State of Michigan has generally been slow within the past five years or more. Unlike larger banks that are more geographically diversified, the Company provides banking services to customers primarily in West Michigan. The Company’s loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is therefore impacted by local economic conditions.

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

        There is a limited trading market for the Company’s common stock.

        The Company’s common stock is reported on the OTC Bulletin Board under the symbol “OKFC.” The development and maintenance of an active trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond the Company’s control or the control of any market maker. Although the Company is publicly traded and files reports with the SEC, the volume of trading activity in its stock is relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue.

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

        In addition to the facilities described above, the Bank owns another facility, which was previously occupied by the Bank’s mortgage lending operations, which were consolidated into the main office in Byron Center. The future use of this facility if uncertain and management is evaluating different options for its use.

Item 3. Legal Proceedings.

        From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4. Submission of Matters to Vote of Security Holders.

        None.

Executive Officers of the Company

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2007:

Name	Age	Position with Company	Year Became an Executive Officer

Patrick K. Gill	56	President, Chief Executive Officer and Director of the Company and the Bank	2002

James A. Luyk	45	Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company and the Bank	2000

Joel F. Rahn	41	Executive Vice President and Chief Lending Officer of the Company and the Bank	2006

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

PART II

Item 5. Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the range of high and low sales prices of the Company’s common stock during 2007 and 2006, based on information available to the Company, as well as per share cash dividends declared during those periods.

	Sales Prices		Cash
2007	High	Low	Dividends Declared

First Quarter	$40.00	$35.36	$0.20

Second Quarter	$38.55	$35.50	$0.22

Third Quarter	$35.50	$30.75	$0.22

Fourth Quarter	$33.65	$29.00	$0.22

2006

First Quarter	$36.77	$36.15	$0.17

Second Quarter	$39.09	$36.36	$0.18

Third Quarter	$38.36	$35.91	$0.20

Fourth Quarter	$36.82	$35.32	$0.20

        At February 8, 2008, the Company has 766 record holders of our common stock. In addition to these record holders, we estimate that there were approximately 450 beneficial owners of our common stock who own their shares through brokers or banks. The common stock is traded and quoted on the Over-the-Counter Bulletin Board under the symbol “OKFC”.

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

SHAREHOLDER RETURN PERFORMANCE GRAPH

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the Hemscott Group Index and the NASDAQ Market Index for the five-year period ended December 31, 2007. The Hemscott Group Index is an index composed of over 100 banks and bank holding companies located in the Midwest. The following information is based on an investment of $100, on December 31, 2002, in the Company’s common stock, the Hemscott Group Index, and the NASDAQ Stock Market Index, with dividends reinvested. The Company’s Common Stock is thinly traded on the OTC Bulletin Board. Accordingly, the returns reflected in the following graph and table is based on sale prices of the Company’s stock of which management is aware. There may have been sales at higher or lower prices, of which management is not aware.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG O.A.K. FINANCIAL CORP., NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2007

	2002	2003	2004	2005	2006	2007

OAK Financial Corp.	100.00	104.55	109.48	118.06	116.35	113.46

Hemscot Group Index	100.00	128.56	137.08	131.62	152.58	119.51

NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

Source: HEMSCOTT, Inc., Richmond, Virginia

Unregistered Sales of Common Stock

The Company did not sell any shares of its common stock during 2007 that were not registered under the Securities Act of 1933, as amended, except as may have been previously reported by the Company in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Repurchases of Common Stock

The Company did not repurchase any shares of its common stock during the fourth quarter of 2007.

Item 6. Selected Financial Data (dollars in thousands, except per share data).

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2007	2006	2005	2004	2003

Consolidated Results of Operations:
Interest income	$46,083	$41,053	$32,052	$24,734	$26,611
Interest expense	22,571	18,074	10,884	8,498	9,733

Net interest income	23,512	22,979	21,168	16,236	16,878
Provision for loan losses	1,221	540	480	(1,100)	625
Non-interest income	8,288	6,525	5,479	5,867	6,367
Non-interest expenses	21,564	19,049	17,631	16,946	16,898

Income before federal income taxes	9,015	9,915	8,536	6,257	5,722
Federal income taxes	2,286	2,893	2,478	1,753	1,564

Net income	$6,729	$7,022	$6,058	$4,504	$4,158

Per Share Data:
Net income	$2.49	$2.60	$2.24	$1.66	$1.54
Cash dividends declared	$0.86	$0.75	$0.59	$0.56	$0.41
Book Value	$26.20	$24.35	$22.42	$21.18	$20.34
Weighted average shares outstanding	2,703	2,703	2,705	2,706	2,706

Consolidated Balance Sheet Data:
Total assets	$743,446	$669,372	$591,085	$540,338	$508,533
Loans, net of unearned income	582,296	514,538	453,879	408,867	363,565
Allowance for loan losses	7,008	7,510	7,160	6,846	8,390
Deposits	565,448	567,007	487,797	416,137	371,064
Stockholders' equity	70,813	65,821	60,595	57,353	55,080

Consolidated Financial Ratios:
Tax equivalent net interest income to
average earning assets	3.63%	3.92%	4.04%	3.42%	3.59%
Return on average equity	9.85%	11.15%	10.28%	8.05%	7.75%
Return on average assets	0.95%	1.11%	1.07%	0.87%	0.80%
Non-performing assets	0.93%	0.17%	0.30%	0.28%	0.41%
Efficiency ratio	66.10%	63.30%	64.80%	75.80%	71.70%
Dividend payout ratio	33.82%	26.15%	21.47%	22.40%	21.84%
Equity to asset ratio	9.53%	9.84%	10.25%	10.61%	10.83%
Tier 1 leverage ratio	9.64%	9.97%	10.40%	10.71%	10.56%

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

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2005 through 2007. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

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

FINANCIAL CONDITION

Summary

        Total assets increased $74 million, or 11 percent during 2007 to $743 million. For the year, total loans outstanding increased $68 million, or 13 percent and total deposits declined $2 million, or less than 1 percent. The increase in total loans was primarily due to a $62 million, or 15 percent increase in commercial and commercial real estate loans and a $8 million, or 9 percent increase in residential real estate loans. The slight decline in total deposits was largely due to a $26 million, or 16 percent decline in time deposits over $100,000. A discussion of changes in balance sheet amounts by major categories follows:

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

        The Bank pledges some of its securities to secure Federal Home Loan Bank borrowings, to secure repurchase agreements and for other purposes as required or permitted by law. The increase in pledged securities is largely due to use of $20 million in repurchase agreements as an alternative funding source.

        All of the Company’s securities are classified as available-for-sale. As a result, changes in market value are recognized as adjustments to the carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity. The Company’s total holdings increased approximately $1 million from December 31, 2006 to December 31, 2007. The increase is the result of the asset liability management of the Bank in relation to the loan and deposit growth the Bank experienced in 2007.

Securities available-for-sale:	Amortized Cost	Fair Value	Amount Pledged

December 31, 2007	$117,145	$117,627	$35,531
December 31, 2006	$117,011	$116,582	$16,542

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2007. The weighted average interest rates have been computed on a fully taxable equivalent basis, using a 34 percent tax rate, based on amortized cost.

	Maturing (dollars in thousands)

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years

Available for Sale:	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield

US government securities	$12,007	4.57%	$3,000	4.52%	$10,085	5.55%	$-	-
Mortgage-backed securities	-	-	16,205	4.59%	926	5.36%	-	-
States and Political Subdivisions	13,625	4.72%	21,232	5.48%	24,953	5.69%	5,024	5.93%
Other Securities	9,600	5.98%	970	5.70%	-	-	-	-

Total Securities	$35,232	5.01%	$41,407	5.07%	$35,964	5.64%	$5,024	5.93%

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

        During 2007 the Bank continued to experience excellent growth in its commercial real estate and commercial loan portfolios. Commercial real estate loans increased $30 million, or 10 percent and commercial loans increased $33 million, or 30 percent. The commercial and commercial real-estate loan portfolios are the primary source of growth for the Bank’s total loan portfolios and are expected to continue to be in the future. Loans secured by residential real estate increased $8 million from December 31, 2006 to December 31, 2007. The increase was due to aggressive marketing of the Bank’s home equity line of credit product during the first part of 2007. Consumer loans declined $2 million, or 14 percent from December 31, 2006 to December 31, 2007. The decline in total consumer loans is the result of the continued run-off of the Bank’s consumer indirect lending business.

        It is the Bank’s general practice to sell residential real estate loans with maturities over 15 years. During 2007, the Bank sold loans totaling less than $1 million with the servicing rights retained and $62 million with the servicing rights released. As a result of fewer loans being sold with servicing rights released, the Bank’s servicing portfolio has declined. At December 31, 2007 and 2006, the Bank was servicing loans totaling approximately $158 million and $180 million, respectively.

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

Loan Portfolio Composition (in thousands)

	Year ended December 31,

	2007		2006		2005

	Amount	%	Amount	%	Amount	%

Commercial Real Estate	$333,273	57%	$303,437	59%	$259,886	57%
Residential Real Estate	94,065	16%	86,331	17%	86,638	19%
Commercial	140,011	24%	107,461	21%	87,440	19%
Consumer	14,947	3%	17,309	3%	19,915	5%

Total loans	$582,296	100%	$514,538	100%	$453,879	100%

	2004		2003

	Amount	%	Amount	%

Commercial Real Estate	$218,564	53%	$196,147	54%
Residential Real Estate	88,605	22%	82,524	23%
Commercial	75,980	19%	48,866	13%
Consumer	25,718	6%	36,028	10%

Total loans	$408,867	100%	$363,565	100%

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

	December 31,

	2007	2006	2005	2004	2003

Non-accrual loans	$4,337	$954	$1,178	$1,430	$466

90 days or more past due & still accruing	1,351	-	374	65	94

Total non-performing loans	5,688	954	1,552	1,495	560

Other real estate	1,245	186	248	-	1,539

Total non-performing assets	$6,933	$1,140	$1,800	$1,495	$2,099

Non-performing loans to total loans	0.98%	0.19%	0.34%	0.37%	0.15%
Non-performing assets to total assets	0.93%	0.17%	0.30%	0.28%	0.41%
Allowance for loan losses to total loans	1.20%	1.46%	1.58%	1.67%	2.31%
Allowance for loan losses as a percentage
of non-performing loans	123%	787%	461%	458%	1,498%

        The Bank’s total non-performing assets increased $5.8 million to $6.9 million at December 31, 2007. This increase reflects the state and national trends as continued economic weakness has made it more difficult for customers to pay their loans as originally agreed. The increase in other real estate is largely due to one commercial real estate loan. The increase in non-accrual loans is largely due to one commercial loan that management expects to be paid off during the first quarter and several residential real estate construction loans. The entire balance of 90 days or more past due and still accruing is one commercial loan, which is fully guaranteed by the USDA and is in the process of collection. The allowance for loan losses as a percentage of portfolio loans declined from 1.46 percent at December 31, 2006 to 1.20 percent at December 31, 2007. As of December 31, 2007 there were no other interest bearing assets, which required classification.

Foregone Interest on Non-Performing Loans (in thousands)

        The table below presents the interest income that would have been earned on non-performing loans outstanding for the years presented had those loans been accruing interest in accordance with the original terms of the loan agreements (pro forma interest) and the amount of interest income actually included in net interest income for those years.

	For the Year Ended December 31,
	2007		2006		2005

	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$ 379	$ 1	$ 99	$ -	$ 110	$ 5
Interest earned	213	1	5	-	4	5

Foregone interest income	$ 166	$ -	$ 94	$ -	$ 106	$ -

	2004		2003

	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$ 136	$ 4	$ 33	$ 99
Interest earned	50	4	25	98

Foregone interest income	$ 86	$ -	$ 8	$ 1

Allowance for Loan Losses (dollars in thousands)

	Year Ended December 31,

	2007	2006	2005	2004	2003

Balance at beginning of year	$7,510	$7,160	$6,846	$8,390	$8,398

Charge-offs:
Commercial real estate	(149)	(55)	-	-	(310)
Residential real estate	(150)	-	(25)	-	(1)
Commercial	(1,323)	(89)	(12)	(99)	(126)
Consumer	(190)	(289)	(413)	(711)	(799)

	(1,812)	(433)	(450)	(810)	(1,236)
Recoveries:
Commercial real estate	-	2	2	49	69
Residential real estate	-	-	-	-	-
Commercial	11	51	76	77	58
Consumer	78	190	206	240	476

	89	243	284	366	603

Net charge-offs	(1,723)	(190)	(166)	(444)	(633)

Additions (Reductions) to allowance charged
(credited) to operations	1,221	540	480	(1,100)	(625)

Balance at end of year	$7,008	$7,510	$7,160	$6,846	$8,390

Net charge-offs as a percent of average loans	.31%	.04%	.04%	.12%	.18%

        As discussed under “Critical Accounting Policies” the Bank establishes an allowance for loan losses including a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors. Due to the growth of the Bank’s loan portfolio, net charge-offs, and changes in the Bank’s asset quality, the allowance for loan losses as a percent of total loans decreased from 1.46 percent at December 31, 2006 to 1.20 percent at December 31, 2007.

        During 2007, the Bank recorded approximately $1.7 million in net loans charged off, or .31% of average loans outstanding. The increase is primarily the result of partial charge-offs on two large commercial loans, which accounted for 77 percent of the total net loan charge-offs for the year. Charge-offs of both commercial real estate and residential real estate reflect the well publicized challenges in the real estate market. The Bank did not have any losses associated with “sub-prime” mortgages, as the Bank did not invest in sub-prime mortgages. Consumer loan charge-offs continued to decline as the indirect consumer loan portfolio has largely been paid off. Recoveries of previously charged-off consumer loans also continues to decline as collection efforts are exhausted.

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

	For the Year Ended December 31,
	2007		2006		2005

	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance

Commercial and
commercial real
estate	$5,608	80%	$6,130	82%	$5,615	78%
Real estate mortgages	377	6%	333	4%	328	5%
Consumer	926	13%	1,008	13%	1,082	15%
Unallocated	97	1%	39	1%	135	2%

Total	$7,008	100%	$7,510	100%	$7,160	100%

	2004		2003

	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance

Commercial and
commercial real
estate	$4,775	70%	$5,591	67%
Real estate mortgages	301	4%	303	4%
Consumer	1,269	19%	1,534	18%
Unallocated	501	7%	962	11%

Total	$6,846	100%	$8,390	100%

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

        While considerable attention has been devoted to the national housing market, the national economy continues to move forward, albeit at a slower pace. Economic conditions in Michigan are weaker than the national economy. The Michigan economy continues to struggle due primarily to the current housing slump. The economy in West Michigan, while stronger than the state as a whole, is influenced by the state’s economy. Although highly subjective, the economic conditions in Michigan are reflected in the amount reserved in the allowance for possible loan losses.

        Actual losses experienced in the future could vary from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could affect the adequacy of the allowance for loan losses.

Sources of Funds

        The primary sources of funding for the Bank are deposits (including brokered deposits), Federal Home Loan Bank advances, federal funds purchased and other borrowed funds. Total deposits declined $2 million, or less than 1 percent, from December 31, 2006 to December 31, 2007. The largest changes include a $26 million, 16 percent decline in time deposits over $100,000, which was largely off-set by a $17 million, or 12 percent increase in interest-bearing checking balances. The Bank intentionally shifted funding from time deposits over $100,000, to several lower-cost non-deposit funding sources. The shift from deposit sources to non-deposit funding sources was in response to asset and liability management objectives and funding cost advantages. Brokered deposits and non-deposit funding sources are used by the Bank to fund loan growth, when loan growth exceeds the Bank’s ability to grow local deposits. The Bank plans to continue to use brokered deposits and alternative funding sources as part of its asset and liability management plan.

        Non-deposit funding sources such as Fed funds purchased, repurchase agreements and Federal Home Loan Bank advances increased $74 million from December 31, 2006 to December 31, 2007. Federal funds purchased increased $35million, repurchase agreements increased $20 million, and FHLB advances increased $19 million.

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

Average Deposit Balances (dollars in thousands)

        The following table lists the total average deposit balances during 2007 and 2006 and the weighted average rates paid on the funds provided:

	Average for the Year

	2007		2006

	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$72,969		$70,787
NOW Accounts	149,417	3.32%	133,467	2.94%
MMDA/Savings	81,124	1.73%	76,919	1.24%
Time - negotiable brokered	62,229	5.04%	66,972	4.76%
Time	204,844	4.76%	184,717	4.43%

Total Deposits	$570,583	3.37%	$532,862	3.05%

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

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2007			December 31, 2006

	Average Balance	Average Maturity	Average Rate	Average Balance	Average Maturity	Average Rate

Repurchase agreements	$11,112	21 months	4.81%	$266	1 day	0.73%
FHLB Borrowings	34,226	27 months	5.53%	26,296	27 months	5.59%
Federal funds purchased	16,348	1 day	5.27%	5,475	1 day	5.23%
Other borrowings	776	1 day	5.16%	1,411	1 day	4.83%

	$62,462		5.33%	$33,448		5.46%

        The repurchase agreements are fixed rate borrowings arrangements that are secured by U.S. federal agency securities. The FHLB borrowings have a fixed term and fixed interest rate, but can be called by the issuer after a lockout period.

RESULTS OF OPERATIONS

Summary

        The Company achieved net income of $6.7 million in 2007, down 4 percent from the $7.0 million reported for 2006. Basic and diluted earnings per share for the full year amounted to $2.49, a decline of 4 percent from the $2.60 reported in 2006. The decline in net income was the result of increases in the provision for loan losses and higher operating expenses, which was partially offset by an 8% increase in revenue from net interest income and non-interest income.

        Net interest income increased $.5 million, or 2 percent in 2007, compared to 2006. This was due to the increase in average earning assets that occurred during the year, which was partially offset by a decline in the net interest margin from 2006 to 2007. The net interest margin was 3.63 percent in 2007 compared to 3.92 percent in 2006. Non-interest income increased $1.8 million, or 27 percent from 2006 to 2007. Increases in service charge income, mortgage banking revenue and insurance premiums and brokerage fees contributed to the increase in non-interest income. Total non-interest expenses increased $2.5 million, or 13 percent from 2006 to 2007. This was largely due to increases in employee benefits costs, data processing and software expenses due to technology upgrades and professional and legal fees related to loan collection efforts.

        Net interest income increased $1.9 million, or 9 percent in 2006, compared to 2005. This was due to the increase in average earning assets that occurred during the year, which was partially offset by a decline in the net interest margin from 2005 to 2006. The net interest margin was 3.92 percent in 2006 compared to 4.04 percent in 2005. Non-interest income increased $1.0 million, or 19 percent from 2005 to 2006. The primary reason for this was an increase in service charge income, due to an increase in the charge for overdrafts, improved collection of overdraft fees and the introduction of an overdraft privilege product in August of 2006. This was partially offset by decreases in revenue from mortgage banking and insurance premiums. Total non-interest expenses increased $1.4 million, or 8 percent from 2005 to 2006. This was largely due to increases in salaries, employee benefits and occupancy expenses related to the addition of the new Wayland branch, which opened in the fourth quarter of 2005.

Earnings Performance (in thousands, except per share data)

	Year Ended December 31,

	2007	2006	2005

Net income	$6,729	$7,022	$6,058
Per share of common stock	$2.49	$2.60	$2.24

Earnings ratios:
Return on average assets	0.95%	1.11%	1.07%
Return on average equity	9.85%	11.15%	10.28%

        Net income declined 4 percent from 2006 to 2007. The decline in net income was the result of increases in the provision for loan losses and higher operating expenses, which was partially offset by an 8% increase in revenue from net interest income and non-interest income. This resulted in a decline in earnings per share from $2.60 in 2006 to $2.49 in 2007.

        Net income increased 16 percent from 2005 to 2006. This was primarily the result of the increase in net interest income and service charge income, which was partially offset by declines in revenue from mortgage banking and insurance premiums, as well as, an increase in non-interest expenses. This resulted in an increase in earnings per share from $2.24 in 2005 to $2.60 in 2006.

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)
	Year Ended December 31,

	2007			2006			2005

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets
Federal funds sold	$1,615	$79	4.87%	$4,793	$243	5.08%	$638	$22	3.48%
Securities:
Taxable	64,577	2,974	4.61%	72,290	3,196	4.45%	68,451	2,587	3.78%
Tax-exempt(1)	56,806	3,131	5.51%	40,909	2,183	5.28%	33,914	1,890	5.57%
Loans and leases(2)(3)	547,082	40,731	7.45%	483,994	36,032	7.44%	434,387	28,114	6.47%

Total earning assets/ total interest income	670,080	$46,915	7.00%	601,986	$41,654	6.92%	537,390	$32,613	6.07%

Cash and due from banks	11,895			11,915			11,002
All other assets	23,995			19,343			18,745

Total assets	$705,970			$633,244			$567,137

Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	$230,542	$6,354	2.76%	$210,385	$4,878	2.32%	$207,501	$2,529	1.22%
Time	267,073	12,890	4.83%	251,690	11,370	4.52%	185,169	6,414	3.46%
Securities sold under agreements to repurchase and federal funds purchased	16,348	861	5.27%	5,741	288	5.02%	17,242	400	2.32%
Other borrowed money	46,114	2,467	5.35%	27,707	1,538	5.55%	29,273	1,541	5.27%

Total interest bearing liabilities/ total interest expense	560,077	$22,572	4.03%	495,523	$18,074	3.65%	439,185	$10,884	2.48%

Non-interest bearing deposits	71,164			69,244			65,327
All other liabilities	6,090			5,501			3,681

Total liabilities	637,331			570,268			508,193

Total stockholders' equity	68,639			62,976			58,944

Total liabilities and equity	$705,970			$633,244			$567,137

Net interest income-FTE		$24,343			$23,580			$21,729

Net interest margin as a
percentage of average
earning assets - FTE			3.63%			3.92%			4.04%

(1)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.
(2)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $2,702,000, $1,049,000 and $1,678,000 in 2007, 2006 and 2005 respectively.
(3)	Interest on loans includes net origination fees totaling $102,000 in 2007, $203,000 in 2006, and $245,000 in 2005.

        Net interest income is our principal source of income. In the current year, tax equivalent net interest income increased $.8 million to $24.3 million in 2007, a 3 percent increase from 2006. This resulted in a net interest margin, as a percentage of average earning assets, on a fully taxable equivalent basis, of 3.63 percent.

        In 2007, the yield on total earning assets increased 8 basis points, compared to a 38 basis point increase in the total interest-bearing liabilities cost of funds. The increase in the interest yield was primarily the result of an increase in the yield that was earned on tax-exempt municipal securities and money market preferred stocks. The increase in the cost of funds was a result of a combination of a lag in the rise of the cost-of-funds related to increases in short-term rates that occurred during 2006 and the competitive market for deposits. This resulted in the Company’s net interest margin declining 29 basis points, from 3.92 percent in 2006 to 3.63 percent in 2007.

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

        Due to the decline in short-term interest rates that occurred in late 2007 and in January of 2008, we expect that there will be continued pressure on the net interest margin during 2008. The net interest margin is also considerably affected by the monetary policies of the U.S. government, local competition and level of economic activity. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2007 Compared to 2006			2006 Compared to 2005

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in interest
expense (1)
Federal funds sold	($ 154)	($ 10)	($ 164)	$207	$14	$221
Securities:
Taxable	(339)	117	(222)	147	462	609
Tax Exempt (2)	853	95	948	391	(98)	293
Loans (2)	4,697	2	4,699	3,419	4,499	7,918

Total interest income	5,057	204	5,261	4,164	4,877	9,041

Increase (decrease) in interest
expense
Interest bearing deposits:
Savings/NOW Accounts	497	979	1,476	35	2,314	2,349
Time	717	803	1,520	2,684	2,272	4,956
Federal funds purchased	558	15	573	(380)	268	(112)
Other Borrowed Money	938	(9)	929	(84)	81	(3)

Total Interest Expense	2,710	1,788	4,498	2,255	4,935	7,190

Net interest income (FTE)	$2,347	($1,584)	$763	$1,909	($ 58)	$1,851

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.

        Interest from loans is the primary source of interest income for the Bank. Net interest income is significantly influenced by results of the Bank’s lending activities. Fully tax equivalent interest income increased $5.3 million from 2006 to 2007, compared to a $4.5 million increase in interest expense for the same period, resulting in a $.8 million increase in fully tax equivalent net interest income. The primary reason for the increase was due to the increase in the size of the loan portfolio.

        During 2006, interest income increased $9.0 million, while interest expense increased $7.2 million over the same period, resulting in a $1.9 million increase in net interest income, when compared to 2005. The primary reasons that interest income increased faster than interest expense was due to average earning assets increasing more than average interest paying liabilities as well as the interest rates that are earned on loans and investments being higher than the rates paid on deposits and other borrowed funds.

        The Bank’s asset/liability committee seeks to manage sources and uses of funds and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Composition of Average Earning Assets and Interest Paying Liabilities

	Year Ended December 31,

	2007	2006	2005

As a percent of average earning assets
Loans	82%	80%	81%
Other earning assets	18%	20%	19%

Average earning assets	100%	100%	100%

Savings and NOW accounts	34%	35%	39%
Time deposits	40%	42%	34%
Repurchase agreements, fed funds purchased and other
borrowings	9%	6%	9%

Average interest bearing liabilities	83%	83%	82%

Average earning asset to total assets	95%	95%	95%
Free funds ratio	17%	17%	18%

        The Bank’s earning asset ratio has remained at 95 percent for 2007, 2006 and 2005.

        The free funds ratio, funds on which the Bank does not pay interest, was 17 percent in 2007 and 2006, compared to 18 percent in 2005. The decline is mainly the result of the increase in interest bearing deposits.

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was $1,221,000 in 2007. This compares to a charge of $540,000 in 2006 and $480,000 in 2005. The significant increase in the provision that was charged to earnings in 2007 was due to increases in the Bank’s non-performing assets, charges that were taken to the allowance for loan losses during the year and increases in the Bank’s loan portfolios. Due to the current state of the economy in Michigan, we are projecting that the provision for loan losses charged to income in 2008 will remain at an elevated level, to support anticipated loan growth, net charge-offs and changes in credit quality. The actual provision charged to income may vary from the projected amount based on changes in these factors.

        Management monitors the underwriting standards and loan administration of the Bank, to ensure that they are appropriate. Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)

	Year Ended December 31,

	2007	2006	2005

Service charges on deposit accounts	$5,224	$3,922	$2,540
Net gains on asset sales:
Loans	1,002	679	905
Securities	12	18	(4)
Amortization of mortgage servicing rights	(446)	(419)	(434)
Loan servicing fees	443	510	581
Insurance premium revenue	969	874	1,067
Brokerage revenue	356	233	256
Other	728	708	568

Total non-interest income	$8,288	$6,525	$5,479

        Non-interest income increased $1,763,000, or 27 percent in 2007, compared to 2006. The increase was largely due to a $1,302,000, or 33 percent increase in service charges on deposit accounts. The significant increase was due to growth of deposit accounts, improved collection of overdraft fees and continued growth resulting from the introduction of the overdraft privilege product in the second half of 2006. Net gains on the sale of loans increased $323,000, or 48 percent in 2007, compared to 2006. The increase was due to increased mortgage activity that resulted from the addition of some lenders during the year. Insurance premium revenue increased $95,000, or 11 percent from 2006 to 2007. This was due to an increase in annual profit-sharing income received from the insurance underwriters, which is based on the production of the insurance agency and the loss rate of the policyholders. Brokerage revenue increased $123,000, or 53 percent from 2006 to 2007. The increase was largely due staffing additions within our investments unit.

        Non-interest income increased $1,046,000, or 19 percent in 2006, compared to 2005. The increase was primarily due to a $1,382,000, or 54 percent increase in service charges on deposit accounts. The significant increase was due to an increase in the charge for overdrafts, growth of deposit account, improved collection of overdraft fees and the introduction of a new overdraft privilege product. Other non-interest income increased $140,000, or 25 percent in 2006, compared to 2005. This increase includes the recognition of a gain of $173,000 on other Bank real estate, during the second quarter of 2006. Offsetting these increases was a $226,000, or 25 percent decline in net gains on the sale of mortgage loans. This decline is directly related to Michigan’s slow housing market. Insurance premium revenue declined $193,000, or 18 percent from 2005 to 2006. This was due to a decline in the annual profit-sharing income, as well as insurance policyholders renewing at lower premiums.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

	Year Ended December 31,

	2007	2006	2005

Total real estate mortgage loan originations	$72,949	$51,677	$75,094

Real estate mortgage loan sales, servicing retained	$497	$1,867	$1,860

Real estate mortgage loan sales, servicing released	$60,692	$37,855	$56,739

Net gains on the sale of real estate mortgage loans	$1,002	$679	$905

Net gains as a percent of real estate mortgage loan sales	1.64%	1.71%	1.54%

        The gain on the sale of real estate loans increased 48 percent from 2006 to 2007. During 2007, we were able to offset the slow down in the housing market with aggressive marketing and the recruiting of some additional experienced lenders. Total real estate mortgages originated increased to $73 million in 2007, compared to $52 million in 2006 and was down slightly from the $75 million in originations that occurred in 2005. We sell the majority of the loans that we originate with servicing rights released. Selling loans with servicing rights released reduces the Bank’s exposure to changes in the value of the servicing rights, due to changes in interest rates. Net gains as a percentage of real estate mortgage loan sales for 2007 decreased to 1.64%, compared to 1.71 percent in 2006 and 1.54 percent in 2005.

        Net gains on the sale of loans are generally a function of the volume of loans sold. The volume of loans sold is dependent upon the Bank’s ability to originate loans, which is particularly sensitive to the absolute level of interest rates. Net gains on the sale of real estate mortgage loans are also dependent upon economic and competitive factors as well as management’s ability to effectively manage the Bank’s exposure to changes in interest rates. The Bank aggressively markets its real estate services.

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year Ended December 31,

	Proceeds	Gains	Losses	Net

2007	$3,844	$29	$17	$12
2006	$8,063	$73	$55	$18
2005	$8,823	$57	$61	($4)

        The Company recognized a net gain of $12,000 on the sale of securities in 2007, compared to a net gain of $18,000 in 2006 and a net loss of $4,000 in 2005. In addition to providing interest income and secondary liquidity, our securities portfolio is an important part of our asset and liquidity management plan. Generally, the majority of the securities in the investment portfolio are classified as available for sale to provide flexibility in managing the Bank’s liquidity and interest rate risk.

Non-interest Expense (in thousands)

	Year Ended December 31,

	2007	2006	2005

Salaries	$10,223	$9,590	$8,524
Employee benefits	2,170	1,718	1,687
Occupancy	1,581	1,509	1,399
Equipment	1,134	970	963
Data processing and software	1,899	1,563	1,398
Professional and legal fees	838	521	590
Printing and supplies	377	326	431
Marketing	510	415	429
Other	2,832	2,437	2,210

Total non-interest expense	$21,564	$19,049	$17,631

        Non-interest expense increased $2,515,000, or 13 percent in 2007, compared to 2006. Salaries and employee benefits expenses increased $1,085,000 or 10 percent from 2006 to 2007. The increase was largely due to increases in employee medical insurance costs and higher mortgage and investment commissions, resulting from the increased production in those areas. Equipment costs increased $164,000, or 17 percent in 2007, compared to 2006, and data processing and software expenses increased $336,000, or 21 percent in 2007, compared to 2006. These increases were the result of technology and software upgrades that have been made. Professional and legal fees increased $317,000, or 61 percent, from 2006 to 2007. The increase was primarily due to legal proceeding and collection expenses related to one commercial credit. Other items that contributed to the increase in non-interest expense were a $111,000 increase in FDIC fees and an $80,000 increase in other loan collection expenses.

        Non-interest expense increased $1,418,000, or 8 percent in 2006, compared to 2005. Salaries and employee benefits expenses increased $1,097,000 or 11 percent from 2005 to 2006. The increase was the result of the additional staffing, including staff increases associated with the opening of the new Wayland branch, the addition of new loan officers and the expansion of our Mobile Banking service. Occupancy costs increased $110,000, or 8 percent in 2006, compared to 2005. This was also due to the additional expenses related to the new Wayland branch. Data processing and software expenses increased $165,000 or 12 percent in 2006, compared to 2005. This was the result of the Bank’s continued investment in new information technology equipment and software. Printing and supplies expenses declined $105,000 or 24 percent in 2006, compared to 2005. This was primarily due to additional expenses related to the name change of the Bank that occurred in 2005. Other items that contributed to the increase in non-interest expense was a $74,000 impairment charge that was taken on the Bank’s former retail loan center, as well as additional losses related to the Bank’s overdraft privilege product and a 133 percent increase in charitable contributions.

Provision for Income Taxes

        The provision for income taxes was $2,286,000 in 2007, compared with $2,893,000 in 2006 and $2,478,000 in 2005. The Company’s effective tax rate approximated 25 percent in 2007, 29 percent in 2006 and 29 percent in 2005. The decline in the effective tax rate has been due to an increase in the amount of income that is exempt from federal taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $70.8 million at December 31, 2007, an increase of $5.0 million, or 8 percent from a year ago. The increase resulted primarily from the retention of earnings. The Company expects to fund future growth from current capital and retention of future earnings.

        In 2007, the Company declared cash dividends totaling $2.3 million, approximately 35 percent of earnings. In 2006, the Company declared cash dividends totaling $2.0 million, or approximately 29 percent of earnings.

Capital Resources (in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at December 31, 2007, as shown in the table below:

	Regulatory Requirements		December 31,

	Adequately Capitalized	Well Capitalized	2007	2006

Tier 1 capital			$70,342	$65,897
Tier 2 capital			7,008	7,325

Total qualifying capital			$77,350	$73,222

Tier 1 leverage ratio	4%	5%	9.64%	9.97%
Tier 1 risk-based capital	4%	6%	11.07%	11.24%
Total risk-based capital	8%	10%	12.18%	12.49%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2007, which based on scheduled maturity dates, are due in the periods indicated:

	Maturing (in thousands)

	1 year or less	1 - 5 years	After 5 years	Total

Residential Real Estate	$8,671	$23,247	$62,147	$94,065
Installment	2,053	7,646	5,248	14,947
Commercial Real Estate	95,657	185,633	51,983	333,273
Other Commercial	67,287	60,889	11,835	140,011

Totals	$173,668	$277,415	$131,213	$582,296

Allowance for Loan Losses				(7,008)

Total Loans Receivable, Net				$575,288

        Below is a schedule of the amounts maturing or re-pricing as of December 31, 2007, which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity (in thousands)

	Fixed Rate	Variable Rate	Total

Due within 3 months	$13,596	$242,923	$256,519
Due after 3 months within 1 year	21,351	1,817	23,168
Due after one but within five years	213,182	240	213,422
Due after five years	89,187	-	89,187

Total	$337,316	$244,980	$582,296

Allowance for loan losses			(7,008)

Total loans receivable, net			$575,288

Asset/Liability Gap Position (in thousands)

	December 31, 2007

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Fed funds sold & due from time	$166	$-	$-	$-	$166
Loans	258,149	49,318	218,813	56,016	582,296
Securities (including restricted
investments)	28,597	32,599	27,381	32,429	121,006
Loans held for sale	3,496	-	-	-	3,496
Other assets, net	-	-	-	-	36,482

Total Assets	$290,408	$81,917	$246,194	$88,445	$743,446

Liabilities and Equity:
Savings & NOW	$192,649	$2,533	$13,508	$26,705	$235,395
Time	90,707	120,652	44,679	-	256,038
Other borrowings	43,425	6,083	52,136	-	101,644
Non-interest bearing deposits	-	-	-	-	74,015
Other liabilities	-	-	-	-	5,541
Stockholders' equity	-	-	-	-	70,813

Total liabilities and stockholders' equity	$326,781	$129,268	$110,323	$26,705	$743,446

Rate sensitivity gap and ratios:
Gap for period	($36,373)	($47,351)	$135,871	$61,740
Cumulative gap	($36,373)	($83,724)	$52,147	$113,887
Period gap ratio	0.89	0.63	2.23	3.31
Cumulative gap ratio	0.89	0.82	1.09	1.19
Gap /Total Earning assets
Period	(12.5%)	(57.8%)	55.2%	69.8%
Cumulative	(12.5%)	(22.5%)	8.4%	16.1%

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

        At December 31, 2007 the cumulative one-year liability gap position was approximately 16 percent of earning assets. The previous table reflects that the Bank has a liability-repricing gap of approximately $36 million at 3 months and a liability-repricing gap of $84 million at one year. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to monitor the Bank’s sensitivity to changes in interest rates. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

Market Risk

        The Bank complements its stable core deposit base with alternate sources of funds, which include advances from the Federal Home Loan Bank, brokered certificates of deposit from outside its market area, federal funds purchased and repurchase agreements. Management evaluates the funding needs and makes a decision, whether to fund internally or from alternate sources, based on current interest rates and terms. To date, the Bank has not employed the use of derivative financial instruments in managing the risk of changes in interest rates.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change		Net Interest Income(2)	Percent Change

300 basis point rise	$57,838	(27.6%	)	$26,315	4.9%
200 basis point rise	$65,156	(18.5%	)	$25,904	3.3%
100 basis point rise	$72,541	(9.2%	)	$25,493	1.6%
Base rate	$79,906	-		$25,080	-
100 basis point decline	$87,176	9.1%		$24,665	(1.7%	)
200 basis point decline	$94,152	17.8%		$24,243	(3.3%	)
300 basis point decline	$100,465	25.7%		$23,809	(5.1%	)

(1)	Simulation analyses calculates the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.
(2)	Simulation analyses calculates the change in net interest income, under parallel shifts in interest rates over the next 12 months based on a static balance sheet.

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

        Our liquidity strategy is to fund loan growth with deposits, and other borrowed funds and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity. The growth of the Bank’s loan portfolio during 2007 was primarily funded through federal funds purchased, repurchase agreements and FHLB advances. Federal funds purchased increased by $35 million, repurchase agreements increased by $20 million and advances from the Federal Home Loan Bank increased by $19 million at December 31, 2007 compared to December 31, 2006.

        The Bank has the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. The Bank has established unsecured federal funds purchased borrowing limits totaling $65 million. At December 31, 2007, the Bank had $38 million in federal funds purchased. During 2007, the Bank’s federal funds purchased position averaged $16.3 million and its federal funds sold position averaged $1.5 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), the Bank has access to FHLBI’s borrowing programs. At December 31, 2007, FHLB advances totaled $43.3 million and the Bank could borrow an additional $1.3 million without pledging any additional collateral.

        Net cash flows from operating activities can fluctuate from year to year based on the amount of the Company’s earnings for the year, the dollar amount of mortgage loans originated and the amount of mortgage loans sold. The changes from 2006 to 2007 and from 2005 to 2006 are largely due to mortgage loan-related activity.

        Cash flows from investment activities reflect cash used to fund the increase in total loans, cash received from the maturity and sale of available for sale securities and the reinvestment of that cash through the purchase of new securities. The changes in cash flows from investment activities are mainly the result of the growth of the Bank’s loan portfolio and proceeds from the maturities of available for sale securities. Total loans increased by $69 million from 2006 to 2007 compared to an increase of $61 million from 2005 to 2006. Proceeded from the maturities of investment securities were $35 million in 2007 compared to $9 million in 2006.

        Net cash flows from financing activities reflect the increases or decreases in the products used to fund the loan growth of the Bank. The change in cash flows from financing activities reflects a decrease in the Bank’s total deposits of $2 million, a increase in FHLB borrowings of $19 million, an increase in repurchase agreements of $20 million and an increase in federal funds purchased of $35 million.

        The Company’s cash and cash equivalents increased approximately $1 million during 2007 to $15 million at December 31, 2007. Overall liquidity is primarily determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)
	Payments Due by Period

	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Time deposits	$211,359	$29,603	$15,076	$-	$256,038
Federal funds purchased	37,600	-	-	-	37,600
FHLB advances	9,772	24,800	4,166	4,520	43,258
Repurchase agreements	-	20,350	-	-	20,350
Other borrowed funds	436	-	-	-	436

Total contractual cash obligations	$259,167	$74,753	$19,242	$4,520	$357,682

Other Commercial Commitments
	Amount of Commitment Expiration Per Period

	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Commitments to grant loans	$16,669	$-	$-	$-	$16,669
Unfunded commitment under commercial and other lines of credit	143,685	19,062	2,374	4,513	169,634
Unfunded commitments under home equity lines of credit	52,631	-	-	-	52,631
Commercial and standby letters of credit	1,241	7,382	-	-	8,623

Total commitments	$214,226	$26,444	$2,374	$4,513	$247,557

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

Selected Quarterly Financial Data (Unaudited): (in thousands, except per share data)
	Three Months Ended

	March 31	June 30	September 30	December 31

Periods Ended, 2007
Total Assets	$688,634	$712,745	$731,014	$743,446
Net Interest Income	5,715	6,032	5,937	5,828
Provision for Loan Losses	160	337	162	562
Net Income	$1,740	$1,752	$1,761	$1,476

Earnings per Share	$0.64	$0.65	$0.65	$0.55
Book Value per Share	$24.83	$24.97	$25.67	$26.20
Return on Average Assets	1.04%	1.01%	0.97%	0.80%
Return on Stockholders' Equity	10.61%	10.39%	10.19%	8.32%
Efficiency Ratio	65.0%	65.0%	66.7%	67.5%

Periods Ended, 2006
Total Assets	$618,730	$628,597	$667,846	$669,372
Net Interest Income	5,600	5,772	5,811	5,796
Provision for Loan Losses	120	180	120	120
Net Income	$1,567	$1,690	$1,877	$1,888

Earnings per Share	$0.58	$0.63	$0.69	$0.70
Book Value per Share	$22.74	$22.97	$23.79	$24.35
Return on Average Assets	1.06%	1.08%	1.16%	1.13%
Return on Stockholders' Equity	10.37%	10.94%	11.74%	11.48%
Efficiency Ratio	65.3%	63.8%	61.9%	62.7%

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

        Management of OAK Financial Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

        Plante & Moran, PLLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Dated: March 7, 2008

/s/ Patrick K. Gill
——————————————
Patrick K. Gill
President and Chief Executive Officer

/s/ James A. Luyk
——————————————
James A. Luyk
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

        We have audited the accompanying balance sheets of O.A.K. Financial Corporation as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, O.A.K. Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Auburn Hill, Michigan
February 11, 2008

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31,

ASSETS	2007	2006

Cash and due from banks	$15,342	$14,298

Available-for-sale securities	117,627	116,582

Loans held for sale	3,496	1,620

Total loans	582,296	514,538
Allowance for loan losses	(7,008)	(7,510)

Net loans	575,288	507,028

Accrued interest receivable	3,580	3,718
Premises and equipment, net	16,372	16,001
Restricted investments	3,379	3,098
Other assets	8,362	7,027

Total assets	$743,446	$669,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$74,015	$72,683
Interest bearing	491,433	494,324

Total deposits	565,448	567,007

Federal funds purchased	37,600	3,050
Repurchase Agreements	20,350	-
FHLB advances	43,258	24,237
Other borrowed funds	436	4,000
Other liabilities	5,541	5,257

Total liabilities	672,633	603,551

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,703,009 at December 31,
2007 and 2,457,615 at December 31, 2006	2,703	2,458
Additional paid-in capital	32,778	23,880
Retained earnings	35,014	39,766
Accumulated other comprehensive income (loss)	318	(283)

Total stockholders' equity	70,813	65,821

Total liabilities and stockholders' equity	$743,446	$669,372

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)	Year Ended December 31,

	2007	2006	2005

Interest income
Interest and fees on loans	$40,717	$36,022	$28,110
Available-for-sale securities	5,129	4,615	3,771
Restricted investments	158	173	149
Other	79	243	22

Total interest income	46,083	41,053	32,052

Interest expense
Deposits	19,244	16,248	8,943
Federal funds purchased	861	286	345
Repurchase agreements	535	2	55
FHLB advances	1,892	1,470	1,511
Other borrowed funds	39	68	30

Total interest expense	22,571	18,074	10,884

Net interest income	23,512	22,979	21,168

Provision for loan losses	1,221	540	480

Net interest income after provision for
loan losses	22,291	22,439	20,688

Non-interest income
Service charges on deposit accounts	5,224	3,922	2,540
Mortgage banking	999	770	1,052
Net gain on sales of available for sale securities	12	18	(4)
Insurance premiums & brokerage fees	1,325	1,107	1,323
Other	728	708	568

Total non-interest income	8,288	6,525	5,479

Non-interest expenses
Salaries	10,223	9,590	8,524
Employee benefits	2,170	1,718	1,687
Occupancy (net)	1,581	1,509	1,399
Furniture and fixtures	1,134	970	963
Data processing and software	1,899	1,563	1,398
Professional and legal fees	838	521	590
Other	3,719	3,178	3,070

Total non-interest expenses	21,564	19,049	17,631

Income before federal income taxes	9,015	9,915	8,536

Federal income taxes	2,286	2,893	2,478

Net income	$6,729	$7,022	$6,058

Income per common share: *
Basic	$2.49	$2.60	$2.24
Diluted	$2.49	$2.60	$2.24
* Per share data has been adjusted to reflect the 10% stock dividends on May 31, 2007, May 31, 2006 and May 31, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Year Ended December 31,

	2007	2006	2005

Shares of common stock issued and outstanding
Balance, beginning of year	2,458	2,235	2,035
Stock dividend	245	223	203
Redemption of unallocated ESOP shares	-	-	(3)

Balance, end of year	2,703	2,458	2,235

Common stock
Balance, beginning of year	$2,458	$2,235	$2,035
Stock dividend	245	223	203
Redemption of unallocated ESOP shares	-	-	(3)

Balance, end of year	$2,703	$2,458	$2,235

Additional paid-in-capital
Balance, beginning of year	$23,880	$14,957	$6,001
Stock dividend	8,898	8,923	9,095
Redemption of ESOP shares	-	-	(139)

Balance, end of year	$32,778	$23,880	$14,957

Retained earnings
Balance, beginning of year	$39,767	$43,926	$48,750
Net income	6,729	7,022	6,058
Stock dividend	(9,157)	(9,161)	(9,309)
Cash dividends declared	(2,325)	(2,021)	(1,573)

Balance, end of year	$35,014	$39,766	$43,926

Accumulated other comprehensive (loss) income
Balance, beginning of year	($283)	($523)	$567
Other comprehensive income (loss)	601	240	(1,090)

Balance, end of year	$318	($283)	($523)

Total stockholders' equity	$70,813	$65,821	$60,595

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,

	2007	2006	2005

Cash flows from operating activities
Net income	$6,729	$7,022	$6,058
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,213	1,034	1,006
Provision for loan losses	1,221	540	480
Proceeds from sales of loans held for sale	62,191	40,401	59,504
Originations of loans held for sale	(63,065)	(40,744)	(56,478)
Net (gain) loss on sales of available-for-sale securities	(12)	(18)	4
Net gain on sales of loans held for sale	(1,002)	(679)	(905)
Net amortization of investment premiums	275	383	690
Net loss on sales of property and equipment	4	96	62
Deferred federal income taxes	19	(199)	(365)
Changes in operating assets and liabilities,
which provided (used) cash:
Accrued interest receivable	138	(565)	(847)
Stock dividends received from restricted investments	-	-	(46)
Other assets	(1,352)	447	(171)
Other liabilities	(80)	754	1,548

Net cash provided by operating activities	6,279	8,472	10,540

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	35,463	9,388	18,664
Proceeds from sales	3,844	8,063	8,823
Purchases	(39,703)	(31,470)	(32,624)
Net (purchases) redemptions of restricted investments at par	(281)	21	-
Net increase in loans held for investment	(69,484)	(60,850)	(45,178)
Purchases of premises and equipment	(1,594)	(2,417)	(2,048)
Proceeds from the sale of premises and equipment	6	2	5

Net cash used in investing activities	(71,749)	(77,263)	(52,358)

Cash flows from financing activities
Net (decrease) increase in deposits	(1,558)	79,110	71,759
Net (decrease) increase in TT&L note	(3,564)	431	1,182
Proceeds from FHLB borrowings	23,000	-	8,000
Repayments of FHLB borrowings	(3,979)	(6,563)	(3,000)
Dividends declared	(2,285)	(2,036)	(1,488)
Net increase (decrease) repurchase agreements	20,350	(796)	(29,667)
Net increase (decrease) in fed funds purchased	34,550	(3,000)	(1,850)
Redemption of ESOP shares	-	-	(142)

Net cash provided by financing activities	66,514	70,146	44,794

Net increase in cash and cash equivalents	1,044	1,355	2,976

Cash and cash equivalents, beginning of year	14,298	12,943	9,967

Cash and cash equivalents, end of year	$15,342	$14,298	$12,943

Supplementary cash flows information
Interest paid	$23,343	$17,572	$10,302
Income taxes paid	$2,719	$3,100	$3,075

Non-cash activities
Loans transferred to other real estate	$2,431	$309	$248

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Off Balance Sheet Instruments: In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, standby letters of credit, and forward contracts for the sale of mortgage loans held for sale. Such financial instruments are recorded when they are funded.

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock Compensation Plans: The Corporation accounts for stock option plans using the intrinsic value based method. No compensation cost related to stock options was recognized during 2007, 2006 or 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data).

(dollars in thousands)	2007	2006	2005

Net Income as reported	$6,729	$7,022	$6,058

Stock based compensation recorded in income	-	-	-
Stock based compensation credit (expense) determined
under fair value method, net of related tax effect	-	-	(10)

Pro-forma net income	$6,729	$7,022	$6,048

Basic earnings per share as reported	$2.49	$2.60	$2.24
Pro-forma basic earnings per share	$2.49	$2.60	$2.24

Diluted earnings per share as reported	$2.49	$2.60	$2.24
Pro-forma diluted earnings per share	$2.49	$2.60	$2.24

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

        Recent Pronouncements: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective January 1, 2007.  We have determined that the adoption of FIN 48 did not have a material effect on our financial statements.

        In December 2007, the FASB issued Statement No. 141(Revised), Business Combinations. This statement prescribes changes to the method of accounting for acquisitions. All assets and liabilities acquired are to be adjusted to fair value at the acquisition date. Costs are to be expensed rather than capitalized. Restructuring costs that the acquirer expects to incur are expensed rather than set up as a liability at the date of acquisition. The standard is effective for fiscal years beginning after December 15, 2008. We have determined that the adoption of FASB 14(R) will not have an effect on our financials, but will result in a difference in the costs if an acquisition were completed after the effective date.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We have determined that the adoption of EITF No. 06-4 will not have a material effect on our financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement further requires that sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The standard is effective for fiscal years beginning after December 15, 2008. We have determined that the adoption of FASB 160 will not have a material effect on our financial statements.

        Reclassifications: Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation.

NOTE 2. COMPREHENSIVE INCOME (in thousands)

The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2007	2006	2005

Unrealized gains (losses) on available-for-sale
securities arising during the year	$923	$382	($1,656)
Reclassification adjustment for realized
gains (losses) included in net income	12	18	(4)

Other comprehensive income (loss)
before income taxes	911	364	(1,652)
Income taxes related to
other comprehensive income	310	124	(562)

Other comprehensive income (loss)	601	240	(1,090)

Net income	6,729	7,022	6,058

Comprehensive income	$7,330	$7,262	$4,968

NOTE 3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2007 and 2006, those required reserve balances were $984,000 and $1,041,000, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (in thousands)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2007
U S government securities	$24,978	$121	$7	$25,092
Mortgage-backed securities	17,151	89	109	17,131
States and political subdivisions	64,416	540	122	64,834
Other	10,600	-	30	10,570

Total	$117,145	$750	$268	$117,627

2006
U S government securities	$29,975	$15	$199	$29,791
Mortgage-backed securities	20,810	62	353	20,519
States and political subdivisions	56,619	408	326	56,701
Other	9,607	-	36	9,571

Total	$117,011	$485	$914	$116,582

        Investment securities with carrying values of approximately $35.5 million and $16.5 million at December 31, 2007 and 2006, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2007 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$35,206	$35,231
Due after one year through five years	25,048	25,203
Due after five years through ten years	34,722	35,038
Due after ten years	5,018	5,024

Subtotal	99,994	100,496

Mortgage-backed securities	17,151	17,131

Total	$117,145	$117,627

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2007	2006	2005

Gross realized gains	$29	$73	$57
Gross realized losses	(17)	(55)	(61)

Net realized gain on sales of
available-for-sale securities	$12	$18	$(4)

        The unrealized losses shown in the following table resulted primarily from an increase in market rates across the yield curve. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Bank has the intent and ability to hold the bonds for foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income. At December 31, 2007, the Corporation had 54 securities that were in a loss position, compared to 92 securities that were in a loss position at December 31, 2006.

December 31, 2007	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$-	$-	$5,993	$7	$5,993	$7
Mortgage-backed securities	266	1	8,666	108	8,932	109
States and political subdivisions	3,603	75	13,472	47	17,075	122
Other	-	-	970	30	970	30

	$3,869	$76	$29,101	$192	$32,970	$268

December 31, 2006	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$4,997	$6	$17,817	$193	$22,814	$199
Mortgage-backed securities	1,675	5	14,785	348	16,460	353
States and political subdivisions	4,394	9	25,909	317	30,303	326
Other	2,983	17	2,488	19	5,471	36

	$14,049	$37	$60,999	$877	$75,048	$914

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2007	2006

Commercial real estate	$333,273	$303,437
Commercial	140,011	107,461
Residential real estate	94,065	86,331
Consumer	14,947	17,309

Total loans	$582,296	$514,538

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2007	2006	2005

Balance, beginning of year	$7,510	$7,160	$6,846
Provision for loan losses	1,221	540	480
Recoveries	89	243	284
Loans charged off	(1,812)	(433)	(450)

Balance, end of year	$7,008	$7,510	$7,160

The following is a summary of information pertaining to impaired loans as of December 31:

	2007	2006

Impaired loans without a valuation allowance	$4,050	$873
Impaired loans with a valuation allowance	287	-

Total impaired loans	$4,337	$873

Valuation allowance related to impaired loans	$308	$-
Total non-accrual loans	$4,337	$954
Total loans past due ninety days or more and
still accruing	$1,351	$-

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2007	2006	2005

Average investment in impaired loans	$3,126	$958	$1,525

Interest income recognized on impaired loans	$-	$-	$-

Interest income recognized on a cash basis on
impaired loans	$-	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

	2007	2006

Land and land improvements	$3,461	$3,461
Building and improvements	14,989	14,121
Furniture and equipment	8,731	8,654

Total premises and equipment	27,181	26,236

Less accumulated depreciation	10,809	10,235

Premises and equipment, net	$16,372	$16,001

Depreciation expense for each of the years ending December 31, 2007, 2006 and 2005 was $1.2 million, $1.0 million and $1.0 million, respectively.

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

        Loans serviced for others are not included on the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $158 million and $180 million at December 31, 2007 and 2006, respectively.

        The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2007 and 2006, was $1.0 million and $1.4 million respectively. The fair value of these rights was $1.6 million and $1.7 million, at December 31, 2007 and 2006, respectively. The fair value of servicing rights was determined using an average discount rate of 8.17 percent in 2007 and 8.47 percent in 2006, with prepayment speeds ranging from 0 percent to 20.7 percent in 2007 and from 8.8 percent to 32.7 percent in 2006.

        The following table summarizes the mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2007	2006	2005

Mortgage servicing rights capitalized	$5	$16	$17

Mortgage servicing rights amortized	$446	$419	$435

Valuation Allowances:
Balance at beginning or year	-	-	-
Net change in valuation allowance	-	-	-

Balance at end of year	$-	$-	$-

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:
	2007	2006

Noninterest-bearing demand	$74,015	$72,683
Interest-bearing checking	155,711	138,927
Money market and savings	79,684	74,915
Time deposits less than $100,000	119,610	118,185
Time deposits greater than $100,000	136,428	162,297

Total deposits	$565,448	$567,007

At December 31, 2007, scheduled maturities of certificates of deposit are as follows:

2008	$211,359
2009	21,554
2010	8,049
2011	7,980
2012	7,096

Total time deposits	$256,038

Brokered deposits, which are included in certificates of deposit, over $100,000 totaled approximately $65.7 million and $58.6 million at December 31, 2007 and 2006.

NOTE 9. FEDERAL FUNDS PURCHASED & REPURCHASE AGREEMENTS

        The Bank has the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines of credit. The Bank has established unsecured federal funds purchased borrowing limits totaling $65 million. At December 31, 2007 and 2006 the Bank had $38 million and $3 million, respectively. During 2007, the Bank’s federal funds purchased position averaged $16 million, compared to an average federal funds purchased position of $5 million for 2006. The average rate paid on federal funds purchased during 2007 and 2006 were 5.27% and 5.23%, respectively.

        Repurchase agreements are financing arrangements secured by U.S. federal agency securities. During 2007, the Bank secured three repurchase agreements totaling $20.4 million. These borrowings were secured by securities that had a carrying amount of $22.1 million at December 31, 2007. At maturity, the securities underlying the arrangements are returned to the Bank.

The repurchase agreements at December 31, 2007 and their contractual maturities are as follows:

(in thousands)	Balance	Rates
Due in 2009	$14,750	4.79 - 4.83%
Due in 2010	5,600	4.62%

Total repurchase agreements	$20,350

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FHLB ADVANCES & OTHER BORROWED FUNDS

        Each Federal Home Loan Bank advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Federal Home Loan Bank borrowings were collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans and U.S. government agency securities with a carrying value of approximately $10.9 and $11.9 million, respectively. The average interest rate on the FHLB borrowings was 5.53 percent and 5.59 percent, for 2007 and 2006, respectively.

The Federal Home Loan Bank advances at December 31, 2007 and their contractual maturities are as follows:

(in thousands)	Balance	Rates
Due in 2008	$9,772	4.27% - 4.60%
Due in 2009	8,000	4.18% - 5.28%
Due in 2010	16,800	5.99%
Due in 2011	4,166	5.09%
Due in 2014	4,520	5.30%

Total FHLB advances	$43,258

        Other borrowed funds as of December 31, 2007 and December 31, 2006, were comprised entirely of TT&L notes, with balances of $436,000 and $4,000,000, respectively.

NOTE 11. FEDERAL INCOME TAXES (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2007	2006	2005

Current	$2,267	$3,092	$2,843
Deferred expense (benefit)	19	(199)	(365)

Federal income tax expense	$2,286	$2,893	$2,478

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34 percent to income before taxes for the years ended December 31, is as follows:

	2007	2006	2005

Statutory rate applied to income
before income taxes	$3,065	$3,371	$2,902
Effect of tax-exempt interest income	(626)	(466)	(404)
Other - net	(153)	(12)	(20)

Federal income tax expense	$2,286	$2,893	$2,478

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. FEDERAL INCOME TAXES (Continued)

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2007	2006

Deferred tax assets
Allowance for loan losses	$2,383	$2,554
Deferred compensation plan	399	394
Deferred loan fees	64	61
Non-accrual interest	87	83
Unrealized loss on securities available for sale	-	146
Other	40	14

Total deferred tax assets	2,973	3,252

Deferred tax liabilities
Depreciation	(497)	(465)
Discount accretion	(68)	(61)
Unrealized gain on securities available for sale	(164)	-
Loan servicing rights	(326)	(476)
Other	(134)	(137)

Total deferred tax liabilities	(1,189)	(1,139)

Net deferred tax asset	$1,784	$2,113

NOTE 12. RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $106,000 and $350,000 at December 31, 2007 and 2006, respectively. New loans and repayments during 2007 and 2006 were approximately $13,000 and $257,000, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2007	2006

Commitments to grant loans	$13,862	$47,116
Unfunded commitments under commercial and other lines of credit	163,597	126,643
Unfunded commitments under home equity lines of credit	52,631	42,176
Commercial and standby letters of credit	8,623	6,231

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2007 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table below:
	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$77,350	12.18%	$50,819	8.00%	N/A	N/A
Bank	$73,708	11.62%	$50,763	8.00%	$63,454	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$70,342	11.07%	$25,410	4.00%	N/A	N/A
Bank	$66,700	10.51%	$25,382	4.00%	$38,072	6.00%
Tier 1 capital (to average assets)
Consolidated	$70,342	9.64%	$29,201	4.00%	N/A	N/A
Bank	$66,700	9.24%	$28,879	4.00%	$36,099	5.00%

At December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$73,222	12.49%	$46,912	8.00%	N/A	N/A
Bank	$70,584	12.05%	$46,862	8.00%	$58,578	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$65,897	11.24%	$23,456	4.00%	N/A	N/A
Bank	$63,259	10.80%	$23,431	4.00%	$35,147	6.00%
Tier 1 capital (to average assets)
Consolidated	$65,897	9.97%	$26,428	4.00%	N/A	N/A
Bank	$63,259	9.64%	$26,260	4.00%	$32,825	5.00%

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REGULATORY MATTERS (Continued)

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At January 1, 2008, the corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $7.4 million from retained net profits of the proceeding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2008 through the date of declaration.

NOTE 15. EMPLOYEE BENEFIT PLANS AND POST RETIREMENT BENEFITS

        The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 4.5 percent of employees’ eligible wages. The total Corporation contributions to the 401(k) match were $334,000, $275,000, and $214,000 for 2007, 2006 and 2005, respectively.

        The Corporation maintained an internally leveraged Employee Stock Ownership Plan (ESOP) covering substantially all employees, which was terminated in the fourth quarter of 2003. The shares allocated to participants became fully vested as of the termination date. During 2005, a favorable IRS determination was received, which allowed the assets of the ESOP to be distributed to the participants. As a result of this distribution, 603 shares were issued to participants and 3,717 shares were sold to the company. The proceeds, as elected by the participants, were distributed in the form of cash or deposited to the participants 401(k) plan.

The ESOP shares as of December 31, were as follows:

	2007	2006	2005

Allocated shares	-	-	3,927
Additional shares from 10% stock dividend	-	-	393
Shares repurchased and retired	-	-	(3,717)
Shares issued	-	-	(603)

Total ESOP shares	-	-	-

        The Bank adopted deferred compensation plans for all directors who elect to participate. The cost of the plan was $120,000, $152,000, and $187,000 in 2007, 2006, and 2005, respectively. The accrued benefit obligation for this plan was $1,172,621 and $1,158,000 as of December 31, 2007 and 2006, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on the participating directors to fund the deferred compensation. The cash surrender value of the policies was $2,341,526 and $2,185,000 at December 31, 2007 and 2006, respectively, and is included in other assets.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK OPTIONS

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan.

        Generally options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100 percent of the market value of the common stock at the grant date. No options were granted during 2007 or 2006. During 2005, 1,815 options were granted and vested at an exercise price of $34.71 per share.

The following tables summarize information about stock option transactions:

	2007		2006		2005

	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of year	34,055	$36.73	36,755	$36.64	37,602	$36.79
Granted	-	-	-	-	1,815	34.71
Exercised	-	-	-	-	-	-
Forfeited/expired	-	-	(2,701)	35.47	(2,662)	37.47

Outstanding, end of year	34,055	36.73	34,055	36.73	36,755	36.64

Exercisable, end of year	34,055	36.73	34,055	36.73	36,755	36.64

Exercise Price	Number Outstanding December 31, 2007	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2007	Weighted Average Exercise Price December 31, 2007

$33.43	10,599	4.1 years	10,599	$33.43
$33.81	1,331	6.2 years	1,331	$33.81
$34.71	1,815	7.4 years	1,815	$34.71
$37.57	13,521	2.3 years	13,521	$37.57
$41.32	6,789	2.0 years	6,789	$41.32

Total	34,055	3.0 years	34,055	$36.73

        All options expire 10 years after the date of the grant; 192,539 shares are reserved for future issuance under the Employee Stock Option Plan and 38,599 shares are reserved for future issuance under the Directors Stock Option Plan for non-employee directors.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK OPTIONS (Continued)

        The Company uses a Black Sholes formula to estimate the calculated value of its share-based payments. The weighted average assumptions used in the Black Sholes model are noted in the following table:

	2007	2006	2005

Dividend yield	-	-	1.57%
Expected life	-	-	9 yea	rs
Expected volatility	-	-	10.88%
Risk-free interest rate	-	-	4.00%
Weighted-average fair value per share of options granted
during the year	-	-	$8.9	3

The volatility assumption used in the Black Sholes formula is based on the volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

NOTE 17. EARNINGS PER SHARE (in thousands, except earnings per share)

        A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2007	2006	2005

Net income	$6,729	$7,022	$6,058

Average common shares outstanding	2,703	2,703	2,706
Assumed exercise of dilutive stock options	1	1	-

Average common shares outstanding, including the	2,704	2,704	2,706
assumed exercise of dilutive stock options

Net income per share:
Basic	$2.49	$2.60	$2.24
Diluted	$2.49	$2.60	$2.24

Note: Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2007, May 31, 2006 and May 31, 2005.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (in thousands)

        The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$15,342	$15,342	$14,298	$14,298
Available-for-sale securities	117,627	117,627	116,582	116,582
Loans receivable, net	575,288	577,230	507,028	505,870
Loans held for sale	3,496	3,538	1,620	1,643
Accrued interest receivable	3,580	3,580	3,718	3,718
Restricted investments	3,379	3,379	3,098	3,098

Financial liabilities
Deposits	565,448	567,420	567,007	569,753
FHLB advances and other borrowed funds	43,694	43,726	28,237	28,598
Repurchase Agreements	20,350	21,254	-	-
Federal funds purchased	37,600	37,600	3,050	3,050

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

        The following summarizes parent company only condensed balance sheets as of December 31, 2007 and 2006 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005:

Condensed Balance Sheets

	2007	2006

Assets
Cash	$2,291	$1,344
Investment in subsidiary	67,185	63,225
Available-for-sale securities	1,959	1,813
Other Assets	37	44

Total assets	$71,472	$66,426

Other liabilities	$659	$605
Stockholders' equity	70,813	65,821

Total liabilities and stockholders' equity	$71,472	$66,426

Condensed Statements of Income

	2007	2006	2005

Income
Dividends from subsidiary	$3,400	$3,000	$2,300
Interest from available-for-sale securities..	87	55	35

Total income	3,487	3,055	2,335

Other expenses	216	196	276

Income before income taxes and equity in
undistributed net income of subsidiary	3,271	2,859	2,059
Applicable income tax provision (benefit)	(68)	(59)	(88)

	3,339	2,918	2,147
Equity in undistributed net income of
subsidiary	3,390	4,104	3,911

Net income	$6,729	$7,022	$6,058

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	| |	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	2007	2006	2005

Cash flows from operating activities
Net income	$6,729	$7,022	$6,058

Adjustments to reconcile net income
to net cash provided by operating activities
Undistributed earnings of subsidiary	(3,390)	(4,104)	(3,911)
Amortization of available-for-sale securities	4	2	2
Changes in other assets	10	(34)	5
Changes in other liabilities	52	97	95

Net cash provided by operating activities	3,405	2,983	2,249

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	550	-	-
Purchases	(703)	(776)	(537)

Net cash provided by investing activities	(153)	(776)	(537)

Cash flows from financing activities
Redemption of ESOP shares	-	-	(142)
Dividends paid	(2,305)	(2,036)	(1,488)

Net cash used in financing activities	(2,305)	(2,036)	(1,630)

Net (decrease) increase in cash and cash
equivalents	947	171	82

Cash and cash equivalents, beginning of year	1,344	1,173	1,091

Cash and cash equivalents, end of year	$2,291	$1,344	$1,173

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

        The Corporation’s management report on internal control over financial reporting is included in Item 8 on page 38 of this Annual Report and is incorporated herein by reference. The attestation report of Plante & Moran, PLLC, the Corporation’s independent registered public accounting firm, on the effectiveness of the Corporation’s internal control over financial reporting is included in Item 8 on page 39 of this Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Controls.

        During the fourth quarter ended December 31, 2007, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

        The information with respect to Directors and Nominees of the Corporation, set forth under the caption “Information About Directors and Director Nominees” on pages 4 through 7 and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 17 of the Corporation’s definitive proxy statement, as filed with the Commission, relating to the April 17, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Item 11. Executive Compensation.

        The information set forth under the caption “Director Compensation” on pages 6 and 7, “Human Resource (Compensation) Committee Report” on page 11, “Human Resource (Compensation) Committee Interlocks and Insider Participation” on page 12, and “Summary Executive Compensation Table” on pages 12 thru 16 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 17, 2008 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Executive Compensation – Compensation Discussion and Analysis” on pages 10 and 11 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The information set forth under the caption “Voting Securities and Principal Holders Thereof” on page 2 and “Beneficial Ownership” on page 16 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 17, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by security holders	34,055	$36.73	231,138
Equity compensation plans not
approved by security holders	-	-	-

Total	34,055	$36.73	231,138

        These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence.

        The information set forth under the caption “Related Party Transactions” on page 17 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 17, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

        Each of the Corporation’s directors, other than Patrick Gill, are independent under Nasdaq listing standards. See the information under “Information About Directors and Director Nominees” on pages 4 and 5 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 17, 2008 Annual Meeting of Shareholders, for a list of our directors.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 18 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 17, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

Independent Auditors’ Report
Consolidated Financial Statements
        Consolidated Balance Sheets as of
                December 31, 2007 and 2006
        Consolidated Statements of Income for the Years Ended
                December 31, 2007, 2006 and 2005
        Consolidated Statements of Comprehensive Income for the
                Years Ended December 31, 2007, 2006 and 2005
        Consolidated Statements of Changes in Stockholders’ Equity
                for the Years Ended December 31, 2007, 2006 and 2005
        Consolidated Statements of Cash Flows for each of the Years Ended
                December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2008.

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

Signature	Date

/s/ Robert F. Dentzman ———————————————————— Robert F. Dentzman	March 7, 2008

/s/ Norm J. Fifelski ———————————————————— Norm J. Fifelski	March 7, 2008

/s/ Patrick K. Gill ———————————————————— Patrick K. Gill	March 7, 2008

/s/ Stephanie L. Leonardos ———————————————————— Stephanie L. Leonardos	March 7, 2008

/s/ James B. Meyer ———————————————————— James B. Meyer	March 7, 2008

/s/ Grace O. Shearer ———————————————————— Grace O. Shearer	March 7, 2008

/s/ David G. Van Solkema ———————————————————— David G. Van Solkema	March 7, 2008

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