Form 10-Q
period 2008-03-31
O A K FINANCIAL CORP
filed 2008-05-12
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number 000-22461

O.A.K. FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2817345 (I.R.S. Employer Identification Number)

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
                                                                                                Yes  [X]      No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
                                Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                Yes  [_]      No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 9, 2007.

INDEX

Page Number(s)

Part I. Financial Information (unaudited):

Item 1.
Consolidated Financial Statements	3-6
Notes to Consolidated Financial Statements	7-11

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	12-21

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.
Controls and Procedures	23

Part II. Other Information

Item 1.
Legal Proceedings	23

Item 1A.
Risk Factors	23

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.
Defaults Upon Senior Securities	23

Item 4.
Submission of Matters to a Vote of Security Holders	23

Item 5.
Other Information	23

Item 6.
Exhibits	23

Signatures	24

Exhibit Index	25

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

        (Dollars in thousands, except per share data)

	March 31, 2008 (Unaudited)	December 31, 2008

ASSETS

Cash and cash equivalents	$14,198	$15,342

Available-for-sale securities	117,458	117,627

Loans held for sale	3,716	3,496

Total loans	603,802	582,296
Allowance for loan losses	(7,125)	(7,008)

Net Loans	596,677	575,288

Accrued interest receivable	3,767	3,580
Premises and equipment, net	16,661	16,372
Restricted investments	3,570	3,379
Other assets	8,561	8,362

Total assets	$764,608	$743,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$69,460	$74,015
Interest bearing	514,550	491,433

Total deposits	584,010	565,448

Federal funds purchased	35,300	37,600
Repurchase agreements	20,350	20,350
Federal Home Loan Bank Advances	47,225	43,258
Other borrowed funds	424	436
Other liabilities	4,932	5,541

Total liabilities	692,241	672,633

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	35,901	35,014
Accumulated other comprehensive income	985	318

Total stockholders' equity	72,367	70,813

Total liabilities and stockholders' equity	$764,608	$743,446

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three Months ended March 31, (Unaudited)

	2008	2007

Interest Income
Interest and fees on loans	$9,814	$9,754
Available-for-sale securities	1,285	1,244
Restricted investments	45	42
Other interest income	2	2

Total interest income	11,146	11,042

Interest expense
Deposits	4,050	4,781
Federal funds purchased	263	115
Repurchase agreements	245	-
FHLB advances	568	409
Other borrowed funds	2	22

Total interest expense	5,128	5,327

Net interest income	6,018	5,715

Provision for loan losses	675	160

Net interest income after provision for loan losses	5,343	5,555

Non-interest income
Service charges on deposit accounts	1,252	1,178
Mortgage banking	404	250
Net gain on sales of available for sale securities ..	2	5
Insurance premiums and brokerage fees	339	344
Other	188	154

Total non-interest income	2,185	1,931

Non-interest expenses
Salaries	2,547	2,452
Employee benefits	622	528
Occupancy (net)	431	399
Furniture and fixtures	294	280
Other	1,698	1,454

Total non-interest expenses	5,592	5,113

Income before federal income taxes	1,936	2,373

Federal income taxes	454	633

Net income	$1,482	$1,740

Income per common share: *
Basic	$0.55	$0.64
Diluted	$0.55	$0.64

* Per share data has been adjusted to reflect the 10% stock dividend on May 31, 2007.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Three months ended March 31, (Unaudited)

	2008	2007

Balance, beginning of year	$70,813	$65,821
Net income	1,482	1,740
Net change in accumulated other comprehensive income	667	102
Dividends declared	(595)	(540)

Balance, end of period	$72,367	$67,123

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended March 31, (Unaudited)

	2008	2007

Net income	$1,482	$1,740
Change in unrealized gain/(loss) on securities, net of tax	667	102

Comprehensive income	$2,149	$1,842

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended March 31, (Unaudited)

	2008	2007

Cash flows from operating activities
Net income	$1,482	$1,740
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	326	300
Provision for loan losses	675	160
Proceeds from sales of loans held for sale	25,828	15,764
Originations of loans held for sale	(25,634)	(16,058)
Net gain on sales of available-for-sale securities	(2)	(5)
Net gain on sales of loans held for sale	(414)	(244)
Net amortization of investment premiums	52	76
Net loss (gain) on sales of premises and equipment	(16)	-
Deferred federal income tax benefit	(40)	(102)
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	(187)	54
Other assets	(158)	(8)
Other liabilities	(951)	(86)

Net cash provided by operating activities	961	1,591

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	13,571	9,431
Proceeds from sales	2,100	3,844
Purchases	(14,542)	(10,328)
Purchases of restricted investments	(191)	-
Net increase in loans held for investment	(22,065)	(22,178)
Purchases of premises and equipment	(628)	(449)
Proceeds from sale of premises and equipment	29	-

Net cash used in investing activities	(21,726)	(19,680)

Cash flows from financing activities
Net increase (decrease) in deposits	18,561	(3,561)
Net (decrease) increase in TT&L note	(12)	(1,048)
Proceeds from FHLB borrowings	9,404	13,000
Repayments of FHLB borrowings	(5,437)	(1,047)
Dividends paid	(595)	(541)
Net decrease in federal funds purchased	(2,300)	10,650

Net cash provided by financing activities	19,621	17,453

Net decrease in cash and cash equivalents	(1,144)	(636)

Cash and cash equivalents, beginning of period	15,342	14,298

Cash and cash equivalents, end of period	$14,198	$13,662

Supplementary cash flows information
Interest paid	$5,971	$5,392
Income taxes paid	$-	$13

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended March 31,

	2008	2007

Average shares outstanding for basic
earnings per share	2,703	2,703
Dilutive shares from stock option plans	-	1

Shares for dilutive earnings per share	2,703	2,704

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At March 31, 2008, there were 192,539 shares available for future issuance under the Employees’ Plan and 38,599 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first three months of 2008 or 2007. The following tables summarize information about stock option transactions:

	Three Months Ended March 31, 2008

	Shares	Average Option Price

Outstanding, beginning of period	34,055	$36.73
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-

Outstanding, end of period	34,055	$36.73

Exercisable, end of period	34,055	$36.73

Exercise Price	Number of Options Outstanding March 31, 2008	Weighted Average Remaining Contractual Life	Number of Options Exercisable March 31, 2008

$33.43	10,599	3.8 years	10,599
$33.81	1,331	6.0 years	1,331
$34.71	1,815	7.2 years	1,815
$37.57	13,521	2.0 years	13,521
$41.32	6,789	1.8 years	6,789

Total	34,055	2.8 years	34,055

        All options expire 10 years after the date of the grant.

Note 8 – Fair Value Measurements

        The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

        In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

        Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

        Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

        In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
(dollars in thousands)

Assets	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008

Available-for-sale securities	$109,525	$413	$7,520	$117,458
Restricted investments	-	-	$3,570	$3,570

				$121,028

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring
(dollars in thousands)

Investment securities available for sale

Balance at December 31, 2007	$12,999
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	-
Net purchases, sales, calls and maturities	($1,909)
Net transfers in/out of Level 3	-

Balance at March 31, 2008	$11,090

        Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at March 31, 2008, the unrealized gain (loss) for the three months ended March 31, 2008 was less than $1,000 in other comprehensive income in the consolidated and combined statements of financial condition. The Company had no realized gains or losses recognized in the income statement related to securities sold during the period. The Company had sales of $2.1 million of Level 3 investment securities available for sale during the period.

        Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

        Investment securities- available- for- sale which the Company utilized Level 3 inputs to determine fair value primarily reflects bonds issued by local municipalities and money market preferred securities. The Company estimates the fair value of the bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, and a discount rate commensurate with the current market and other risks involved. Restricted investments include Federal Reserve Bank stock and Federal Home Loan Bank stock and are valued at par.

        The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include mortgage servicing rights and loans held for sale. The Company estimated the fair values of these assets utilizing Level 3 inputs, specifically, discounted cash flow projections. At March 31, 2008, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Bank (the “Bank”). The Bank has fourteen banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, Byron Investment Services. Byron Investment Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Byron Investment Services owns Byron Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products. Byron Investment Services also owns OAK Title Agency, which sells title insurance for residential and commercial mortgages.

        On May 1, 2008 we opened our fourteenth branch, on the corner of Park East Court and East Paris Avenue, in Grand Rapids, Michigan. This office is staffed by a team of commercial bankers, mortgage lenders, and our Premier Banking team and has full retail banking capabilities.

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter and year to date periods ended March 31, 2008. The discussion should be read in conjunction with the Corporation’s 2007 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 48 in the Corporation’s Report on Form 10-K for the year ended December 31, 2007 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans and the valuation of mortgage servicing rights. These are discussed on pages 16 and 17 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased $21 million during the first quarter of 2008, ending at $765 million at March 31, 2008. This was a $76 million, or 11 percent increase, over the $689 million reported at March 31, 2007. We continue to see excellent growth in our loan portfolio, primarily from commercial loan growth, as total loans surpassed $600 million for the first time ever, ending the quarter at $604 million. We were also able to reduce our non-performing assets from $6.9 million at December 31, 2007 to $5.2 million at March 31, 2008.

        Total deposits increased $19 million, to $584 million, from December 31, 2007 to March 31, 2008. Declines in non-interest bearing accounts and retail time deposits were offset by increases in NOW and MMDA accounts as well as brokered time deposits. Brokered time deposits increased $26 million, or 40 percent, during the first quarter of 2008. In addition to the use of brokered time deposits to help fund the increases in our loan portfolio, we also increased our borrowing with the Federal Home Loan Bank. FHLB borrowings increased $4 million during the first three months of 2008, to $47 million. We continue to be well capitalized, with an equity-to-asset ratio of 9.5 percent at both March 31, 2008 and December 31, 2007.

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

        All of our securities are classified as available-for-sale. Our total holdings remained flat from December 31, 2007 to March 31, 2008, ending the quarter at $117 million. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first three months of 2008 are securities issued by US government agencies or state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at March 31, 2008 was 2.91, compared to 2.81 at December 31, 2007. The tax-equivalent yield on the securities portfolio increased from 5.25% at December 31, 2007 to 5.27% at March 31, 2008. The increase in the duration and tax equivalent yield of the securities portfolio is due to the normal process of selling and purchasing investment securities as part of the interest rate risk management process. The following table summarizes our holdings of securities available-for-sale:

	Amortized Cost	Fair Value	Amount Pledged

Securities available-for-sale
March 31, 2008	$115,966	$117,458	$37,305
December 31, 2007	$117,145	$117,627	$35,531

        At March 31, 2008, $37 million, or 32 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is up almost $2 million from what was pledged at December 31, 2007. The increase was to secure additional advances from the Federal Home Loan Bank during the first quarter of this year.

        At March 31, 2008, we had unrealized gains on available-for-sale securities of $1,590,000 and unrealized losses of $98,000, compared to unrealized gains of $750,000 and unrealized losses of $268,000, at December 31, 2007. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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

        Principal lending markets include nearby communities and metropolitan areas of our fourteen branches. Subject to established underwriting criteria, we will periodically participate with other financial institutions to fund certain large commercial loans. This is usually done when the loan would exceed our legal lending limit if made solely by the Bank or as an effort to reduce the exposure to certain risks.

Loan Portfolio Composition (dollars in thousands)

	March 31, 2008		December 31, 2007

	Amount	%	Amount	%

Commercial real estate	$346,100	57%	$333,273	57%
Commercial	147,210	24%	140,011	24%
Residential real estate	95,828	16%	94,065	16%
Consumer	14,664	3%	14,947	3%

Total loans	$603,802	100%	$582,296	100%

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

        During the first three months of 2008, commercial real estate loans increased $13 million and commercial loans increased $7 million, for annualized growth rates of 15 percent and 21 percent, respectively. The increase in commercial and commercial real estate loans is reflective of our strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans increased $2 million during the first quarter of 2008. The majority of that growth has been from home equity lines of credit. Consumer loans remained flat from December 31, 2007 to March 31, 2008. Total loans increased $22 million, or 4 percent from December 31, 2007 and $67 million, or 13 percent from March 31, 2007. We continue to be very pleased with the loan growth that we have been able to achieve given a struggling Michigan economy and a very competitive marketplace. We remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the current economic conditions that we are facing in our market.

        Our current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first three months of 2008, we sold loans totaling $25 million. The majority of the loans were sold with the servicing rights released. There has been a lot of concern in the market about liquidity due to the default rates on sub-prime mortgages. This has resulted in a tightening of underwriting standards across the industry. The Bank does not originate sub-prime mortgages and as a result we are still able to locate purchasing sources for the mortgages that we generate. We sell most of the residential real estate loans that are originated with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the dollar amount of loans that we are servicing for others continues to decline. At March 31, 2008 and December 31, 2007, we were servicing loans for secondary market entities totaling approximately $152 million and $158 million, respectively. Mortgage servicing rights were valued at approximately $1.5 million at March 31, 2008 and $1.6 million at December 31, 2007, and had a carrying value of $0.8 million and $1.0 million, respectively. There was no reserve for impairment at March 31, 2008 or December 31, 2007.

Non-performing Assets (dollars in thousands)

	March 31, 2007	December 31, 2007

Non-accrual loans	$1,907	$4,337
90 days or more past due & still accruing	1,303	1,351

Total Non-performing Loans	3,210	5,688
Other real estate	2,026	1,245

Total Non-performing Assets	$5,236	$6,933

Non-performing loans to total loans	0.53%	0.98%
Non-performing assets to total assets	0.68%	0.93%
Allowance for loan losses to total loans	1.18%	1.20%
Allowance for loan losses as a % of non-performing loans	222%	123%
Allowance for loan losses as a % of non-performing assets	136%	101%

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

        Total non-performing assets declined $1.7 million from December 31, 2007 to March 31, 2008. The decrease is primarily due to one large commercial property, valued at about $2 million, which was placed into other real-estate early in 2008 and later sold. This reduced the percentage of non-performing assets to total assets to 0.68 percent, at March 31, 2008, compared to 0.93 percent at December 31, 2007. The economy in Michigan continues to struggle and the banking industry in Michigan continues to see additional strain on many borrowers' ability to repay existing loans. Despite these challenges, we remain optimistic about the quality of the Bank’s loan portfolio.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended March 31,

	2008	2007

Balance at beginning of period	$7,008	$7,510
Loans charged-off	(579)	(138)
Recoveries of loans previously charged off	21	25
Additions to allowance charged to operations	675	160

Balance at end of period	$7,125	$7,557

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.37%	0.09%

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

        Impaired loans, including loans on non-accrual, were $1.9 million at March 31, 2008, compared to $4.3 million at December 31, 2007. The decrease includes a $2 million commercial credit that was placed into other real estate during the first quarter of 2008. The allowance for loan losses attributable to impaired loans was $135,000 at March 31, 2008, compared to $308,000 at December 31, 2007. The allowance for loan losses as a percentage of portfolio loans declined from 1.20 percent at December 31, 2007 to 1.18 percent at March 31, 2008.

Allocation of the Allowance for Loan Losses (dollars in thousands)

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for other adversely rated loans, (iii) an allocation based on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. Refer to the discussion in Note 5, “Allowance for Loan Losses”, of this 10-Q report for additional information on the establishment of the allowance for loan losses.

	March 31, 2008		December 31, 2007

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$5,737	81%	$5,608	80%
Real estate mortgages	381	5%	377	6%
Consumer	1,001	14%	926	13%
Unallocated	6	0%	97	1%

Total	$7,125	100%	$7,008	100%

        Actual losses experienced in the future could vary significantly from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could significantly affect the adequacy of the allowance for loan losses. While amounts are allocated to various portfolios as directed by Statement of Financial Accounting Standards No. 118, the entire allowance for loan losses is available to absorb losses from any portfolio segment.

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	March 31, 2008		December 31, 2007

	Balance	%	Balance	%

Non-interest bearing demand	$69,460	12%	$74,015	13%
NOW Accounts	167,070	29%	155,711	28%
MMDA/Savings	81,755	14%	79,684	14%
Time - negotiable brokered	91,683	15%	65,721	12%
Time	174,042	30%	190,317	33%

Total Deposits	$584,010	100%	$565,448	100%

        Total deposits increased $19 million from December 31, 2007 to March 31, 2008. The primary increase was in NOW accounts and brokered time deposits. NOW accounts increased $11 million, or 7 percent, from December 31, 2007 to March 31, 2008 and brokered time deposits increased $26 million, or 40 percent, for the same period. The increases in NOW accounts and brokered time deposits were partially offset by declines in non-interest bearing demand deposits and retail time deposits. Non-interest bearing deposits declined $5 million, or 6 percent, during the first quarter of 2008 and retail time deposits declined $36 million, or 19 percent, during the same period. We have been less aggressive on the pricing of time deposits over $100,000, which has contributed to the decline in retail time deposits. This along with the current economic and competitive conditions in our market have made it difficult to grow core deposits, which has caused us to fund much of our loan growth with alternative funding sources.

        Alternative funding sources such as federal funds, brokered time deposits, repurchase agreements and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as our compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth exceeds core deposit growth in the future, we will continue to use alternative funding sources, including brokered deposits, to meet the funding needs of the Bank. FHLB advances increased $4 million from $43 million at December 31, 2007 to $47 million at March 31, 2008. Federal funds purchased declined $2 million, from $37 million at December 31, 2007 to $35 million at March 31, 2008.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the overall level of these financial obligations since December 31, 2007 and that any changes in the obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 36 of the Corporation’s 2007 Form 10-K Annual Report, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income for the first quarter of 2008 was $1,482,000, compared to $1,740,000 for the first quarter of 2007. Basic and diluted earnings per share in the first quarter were $0.55, a decline of 14 percent from the $0.64 reported in the first quarter of 2007. The decline in net income and earnings per share reflects a significant increase in the provision for loan losses during the quarter. The provision for loan losses was $675,000 in the first quarter of 2008, compared to $562,000 in the fourth quarter of 2007 and $160,000 in the first quarter of 2007. The increase is the result of downgrading some credits during the first quarter of 2008 due to the overall weakness in the Michigan economy, combined with strong loan growth in the first quarter.

        The net interest margin in the first quarter of 2008 was 3.56 percent, compared to 3.71 percent for the first quarter of 2007. Although the net interest margin is down from a year ago, the net interest margin has been in a narrow range over the past three quarters. Despite the decline in the net interest margin, net interest income increased 5 percent in the first quarter as a result of strong growth in earning assets.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended March 31,

	2008	2007

Net Income	$1,482	$1,740

Basic income per share	$0.55	$0.64
Diluted income per share	$0.55	$0.64

Earnings ratios:
Return on average assets	0.80%	1.04%
Return on average equity	8.29%	10.61%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended March 31,

	2008	2007

Average earning assets	$709,524	$644,637
Tax equivalent net interest income	$6,275	$5,942

Tax equivalent yield on earning assets	6.46%	7.06%
Cost of interest bearing liabilities	3.42%	4.00%

Interest spread	3.04%	3.06%

Tax equivalent net interest income as a percentage
of average earning assets	3.56%	3.74%

Average earning assets as a percentage of
average assets	94.7%	95.2%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $333,000 for the three-month period ended March 31, 2008, compared to the same period in 2007. Average earning assets increased $65 million, or 10 percent, from the first quarter of 2007 to the first quarter of 2008. Tax equivalent net interest income, as a percentage of average earning assets, was 3.56 percent for the first quarter of 2008, compared to 3.74 percent for the same period in 2007. The decline is the result of the competitive pricing pressures on both loans and deposits and the inverted yield curve that was experienced during the most of 2007. We have been able to hold our net interest margin relatively flat over the past three quarters.

Provision for Loan Losses

        The provision for loan losses charged to earnings increased to $675,000 for the three month period ended March 31, 2008, compared to $160,000 for the three month period ended March 31, 2007. The continued overall weakness in the Michigan economy has resulted in the downgrading of some commercial credits and increased charges against the allowance for loan losses. This, along with the recent growth in the loan portfolio, has contributed to the increase in the provision for loan losses. The allowance for loan losses as a percentage of total loans declined from 1.20 percent at December 31, 2007 to 1.18 percent at March 31, 2008. Management believes that the allowance for loan losses is adequate. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $254,000, or 13 percent, for the first quarter of 2008, compared to the first quarter in 2007. Service charges on deposit accounts increased $74,000, or 6 percent for the three-month period ended March 31, 2008, compared to the same period in 2007. The increase is due largely to additional revenue from ATM fees. During the first quarter we were awarded a five year contract to be the single banking partner of the Rivertown Crossings Mall in Grandville, Michigan. This allowed us to place three additional ATM’s inside the mall. This has also helped us to establish some new relationships with some of the mall merchants, which has helped to increase our service charges on business accounts. Mortgage banking revenue increased $154,000, or 62 percent for the three month period ended March 31, 2008, when compared to the same period in 2007. This was primarily due to the addition of some mortgage originators during the second half of 2007 and an increase in mortgage re-financing activity. Other non-interest income increased $34,000, or 22 percent for the three-month period ended March 31, 2008, compared to the same period in 2007. The increase in the first quarter was due to gains that we recorded on the sale of SBA loans.

Non-interest Expense

        Non-interest expense increased $479,000, or 9 percent, for the first quarter of 2008, compared to the first quarter of 2007. Salaries and benefits expense increased $189,000, or 6 percent for the first quarter of 2008, compared to the same period in 2007. The increase in salary and benefits expense is due to additional commission paid on the higher mortgage volume that was produced in the first quarter as well as a 35 percent increase in the cost of employee medical insurance. This was partially offset by a significant reduction in the management bonus accrual. Occupancy and Equipment expenses increased $46,000, or 7 percent for the three months ended March 31, 2008, compared to the same period in 2007. The increase is the result of building improvements that were made to existing branches as well as the building of a new Moline branch that opened on February 11, 2008. Other operating expenses increased $244,000, or 17 percent in the first quarter of 2007, compared to the first quarter of 2007. The increase in other operating expenses was due to higher loan and collection costs related to non-performing assets and higher FDIC insurance. The increase in FDIC insurance reflects the full utilization of the Bank’s FDIC credits during 2007.

Provision for Federal Income Tax

        The provision for federal income tax was $454,000 for the first quarter of 2008, compared to $633,000 for the first quarter of 2007. This equates to an effective tax rate of 23 percent for the three-month period in 2008, compared to an effective tax rate of 27 percent, for the same period in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased $1.6 million from December 31, 2007, to March 31, 2008; this represents a change of 2 percent. The change in the total stockholders’ equity is the net result of the net income for the three-month period, the change in the securities valuation, and less the reduction due to the payment of quarterly dividends. The change in the securities valuation caused a $667,000 increase in accumulated other comprehensive income, from December 31, 2007 to March 31, 2008.

        On March 21, 2008, the Company announced a quarterly dividend in the amount of $0.22, which was paid on April 25, 2008, to shareholders of record on April 4, 2008. It is anticipated that we will continue to pay quarterly cash dividends in the future.

        We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at March 31, 2008 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	March 31, 2008	December 31, 2007

Tier 1 capital			$71,250	$70,342
Tier 2 capital			7,125	7,008

Total regulatory capital			$78,375	$77,350

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	9.51%	9.64%
Tier 1 risk-based capital	4%	6%	10.88%	11.97%
Total risk-based capital	8%	10%	11.97%	12.18%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the three-month period ended March 31, 2008, total portfolio loans increased $22 million and deposits increased $19 million. Federal funds purchased declined $2 million, brokered deposits increased $26 million, repurchase agreements remained flat and Federal Home Loan Bank advances increased $4 million from December 31, 2007 to March 31, 2008. We expect that it will continue to be difficult to fully fund the growth of our loan portfolio with retail deposits during 2008 and will most likely fund a portion of the growth through the use of alternative funding sources. At March 31, 2008, the Bank had unused federal funds lines of credit totaling $30 million from various correspondent banks.

        Cash and due from banks declined $1 million from December 31, 2007 to March 31, 2008. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2008.

        Operating activities provided net cash of $1 million during the first three months of 2008, compared to $2 million in the first three months of 2007. The decline was primarily due to a decline in other liabilities. Investing activities used net cash of $22 million for the first three months of 2008, compared to $20 million for the same period in 2007. The variance from the prior year was due to the difference in the net change in our investment securities portfolio. Financing activities during the first three months of 2008 provided net cash of $20 million, compared to $17 million for the same period in 2007. The increase is primarily due to the increase in deposits and purchased funding needed to fund the Bank’s loan growth in the first quarter.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet at March 31, 2008.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rate	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$60,769	(28.4%)	$26,977	2.9%
200 basis point rise	$68,829	(18.9%)	$26,729	1.9%
100 basis point rise	$76,908	(9.4%)	$26,479	1.0%
Base rate	$84,913	-	$26,227	-
100 basis point decline	$92,709	9.2%	$25,970	(1.0%)
200 basis point decline	$98,576	16.1%	$25,617	(2.3%)
300 basis point decline	$105,157	23.8%	$25,171	(4.0%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

/s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: May 9, 2008

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