Form 10-Q
period 2008-06-30
O A K FINANCIAL CORP
filed 2008-08-08
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
                                Yes  [X]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
          Large Accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [_]   Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes  [_]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 8, 2008.

INDEX

Page Number(s)

Part I. Financial Information (unaudited):

Item 1.
Consolidated Financial Statements	3-6
Notes to Consolidated Financial Statements	7-11

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	12-21

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.
Controls and Procedures	23

Part II. Other Information

Item 1.
Legal Proceedings	23

Item 1A.
Risk Factors	23

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.
Defaults Upon Senior Securities	23

Item 4.
Submission of Matters to a Vote of Security Holders	23

Item 5.
Other Information	23

Item 6.
Exhibits	23

Signatures	24

Exhibit Index	25

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS

Cash and cash equivalents	$17,247	$15,342

Available-for-sale securities	111,753	117,627

Loans held for sale	2,316	3,496

Total loans	628,992	582,296
Allowance for loan losses	(7,860)	(7,008)

Net Loans	621,132	575,288

Accrued interest receivable	3,589	3,580
Premises and equipment, net	16,888	16,372
Restricted investments	4,461	3,379
Other assets	9,669	8,362

Total assets	$787,055	$743,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$74,553	$74,015
Interest bearing	515,467	491,433

Total deposits	590,020	565,448

Federal funds purchased	35,500	37,600
Repurchase agreements	20,350	20,350
Federal Home Loan Bank Advances	64,697	43,258
Other borrowed funds	122	436
Other liabilities	5,077	5,541

Total liabilities	715,766	672,633

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	36,505	35,014
Accumulated other comprehensive income	(697)	318

Total stockholders' equity	71,289	70,813

Total liabilities and stockholders' equity	$787,055	$743,446

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months ended June 30, (Unaudited)		Six Months ended June 30, (Unaudited)

	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$9,533	$10,325	$19,347	$20,079
Available-for-sale securities	1,223	1,241	2,508	2,485
Restricted investments	50	37	95	79
Other interest income	1	1	3	3

Total interest income	10,807	11,604	21,953	22,646

Interest expense
Deposits	3,529	4,696	7,579	9,477
Federal funds purchased	151	299	414	414
Repurchase agreements	244	84	489	84
FHLB advances	644	485	1,212	894
Other borrowed funds	4	8	6	30

Total interest expense	4,572	5,572	9,700	10,899

Net interest income	6,235	6,032	12,253	11,747

Provision for loan losses	930	337	1,605	497

Net interest income after provision for loan losses	5,305	5,695	10,648	11,250

Non-interest income
Service charges on deposit accounts	1,387	1,309	2,639	2,487
Mortgage banking	303	281	707	531
Net gain on sales of available for sale securities	50	5	52	10
Insurance premiums and brokerage fees	286	288	625	632
Other	107	158	295	312

Total non-interest income	2,133	2,041	4,318	3,972

Non-interest expenses
Salaries	2,697	2,593	5,244	5,045
Employee benefits	575	536	1,197	1,064
Occupancy (net)	464	401	895	800
Furniture and fixtures	326	284	620	564
Other	1,849	1,557	3,547	3,011

Total non-interest expenses	5,911	5,371	11,503	10,484

Income before federal income taxes	1,527	2,365	3,463	4,738

Federal income taxes	328	613	782	1,246

Net income	$1,199	$1,752	$2,681	$3,492

Income per common share:
Basic	$0.44	$0.65	$0.99	$1.29
Diluted	$0.44	$0.65	$0.99	$1.29

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Six months ended June 30, (Unaudited)

	2008	2007

Balance, beginning of year	$70,813	$65,821
Net income	2,681	3,492
Net change in accumulated other comprehensive income	(1,015)	(676)
Dividends declared	(1,190)	(1,148)

Balance, end of period	$71,289	$67,489

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended June 30, (Unaudited)		Six Months ended June 30, (Unaudited)

	2008	2007	2008	2007

Net income	$1,199	$1,690	$2,681	$3,492
Change in unrealized gain/(loss) on securities, net of tax	(1,682)	(539)	(1,015)	(676)

Comprehensive income	($ 483)	$1,151	$1,666	$2,816

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended June 30, (Unaudited)

	2008	2007

Cash flows from operating activities
Net income	$2,681	$3,492
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	661	603
Provision for loan losses	1,605	497
Proceeds from sales of loans held for sale	45,449	31,638
Originations of loans held for sale	(43,539)	(31,278)
Net gain on sales of available-for-sale securities	(52)	(10)
Net gain on sales of loans held for sale	(730)	(524)
Net amortization of investment premiums	97	147
Net gain on sales of premises and equipment	(11)	-
Deferred federal income tax benefit	(236)	(246)
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	(9)	89
Other assets	(1,071)	(1,857)
Other liabilities	60	(705)

Net cash provided by operating activities	4,905	1,846

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	22,724	15,193
Proceeds from sales	6,778	3,844
Purchases	(25,212)	(23,343)
Purchases of restricted investments	(1,082)	-
Net increase in loans held for investment	(47,449)	(38,243)
Purchases of premises and equipment	(1,196)	(925)
Proceeds from sale of premises and equipment	30	3

Net cash used in investing activities	(45,407)	(43,471)

Cash flows from financing activities
Net increase in deposits	24,572	3,160
Net decrease in TT&L note	(314)	(3,678)
Proceeds from FHLB borrowings	37,404	13,000
Repayments of FHLB borrowings	(15,965)	(3,127)
Dividends paid	(1,190)	(1,095)
Net increase in repurchase agreements	-	11,100
Net (decrease) increase in federal funds purchased	(2,100)	22,250

Net cash provided by financing activities	42,407	41,610

Net increase (decrease) in cash and cash equivalents	1,905	(15)

Cash and cash equivalents, beginning of period	15,342	14,298

Cash and cash equivalents, end of period	$17,247	$14,283

Supplementary cash flows information
Interest paid	$12,297	$11,512
Income taxes paid	$560	$1,584

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

Note 2 — Calculation of Earnings per Share (in thousands)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Average shares outstanding for basic	2,703	2,703	2,703	2,703
Dilutive shares from stock option plans	-	1	-	1

Shares for dilutive earnings per share	2,703	2,704	2,703	2,704

Note 3 — Segment Reporting

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

Note 4 — Special Purpose Entities

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

Note 5 — Allowance for Loan Losses

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

Note 6 — Interest Rate Risk

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

Note 7 — Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At June 30, 2008, there were 192,539 shares available for future issuance under the Employees’ Plan and 41,261 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first six months of 2008 or 2007. The following tables summarize information about stock option transactions:

	Six Months Ended June 30, 2008

	Shares	Average Option Price

Outstanding, beginning of period	34,055	$36.73
Granted	-	-
Exercised	-	-
Forfeited/expired	(2,662)	$37.47

Outstanding, end of period	31,393	$36.67

Exercisable, end of period	31,393	$36.67

Exercise Price	Number of Options Outstanding June 30, 2008	Weighted Average Remaining Contractual Life	Number of Options Exercisable June 30, 2008

$33.43	9,933	3.6 years	9,933
$33.81	1,331	5.7 years	1,331
$34.71	1,815	6.9 years	1,815
$37.57	12,190	1.8 years	12,190
$41.32	6,124	1.5 years	6,124

Total	31,393	2.7 years	31,393

All options expire 10 years after the date of the grant.

Note 8 — Fair Value Measurements

        The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008

Assets
Available-for-sale securities	$104,257	$351	$7,145	$111,753
Restricted investments	-	-	$4,461	$4,461

				$116,214

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment securities available for sale

Balance at December 31, 2007	$12,999
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	(376)
Net purchases, sales, calls and maturities	(1,017)
Net transfers in/out of Level 3	-

Balance at June 30, 2008	$11,606

        Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at June 30, 2008, the unrealized loss for the six months ended June 30, 2008 was $376,000 in other comprehensive income in the consolidated and combined statements of financial condition. The Company had no realized gains or losses recognized in the income statement related to securities sold during the period. The Company had sales of $2.1 million and purchases of $1.1 million of Level 3 investment securities available for sale during the period.

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

        The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include mortgage servicing rights and loans held for sale. The Company estimated the fair values of these assets utilizing Level 3 inputs, specifically, discounted cash flow projections. At June 30, 2008, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter and year to date periods ended June 30, 2008. The discussion should be read in conjunction with the Corporation’s 2007 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

FINANCIAL CONDITION

Summary

        Total assets increased $22 million during the second quarter of 2008, ending at $787 million at June 30, 2008. This was an increase of $74 million, or 10 percent increase, over June 30, 2007 totals and an increase of $44 million, or 6 percent over December 31, 2007 totals. The growth in our loan portfolio, primarily from commercial loan growth, continues to be very strong, as total loans ended the quarter at $629 million, up 14 percent from a year ago. During the second quarter our allowance for loan losses as a percentage of total loans increased from 1.18 percent at the end of the first quarter to 1.25 percent at the end of the second quarter. Total non-performing assets increased from $5.2 million at March 31, 2008 to $6.7 million at June 30, 2008.

        Total deposits increased $6 million during the second quarter and $25 million since December 31, 2007, to $590 million at June 30, 2008. The majority of the growth for the year has been in time deposits, which increased $26 million, since December 31, 2007. Federal Home Loan Bank advances increased $21 million during the first six months of 2008, to $65 million. We continue to be well capitalized, with an equity-to-asset ratio of 9.1 percent at June 30, 2008, compared to 9.5 percent at December 31, 2007.

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

        All of our securities are classified as available-for-sale. Our total holdings declined $6 million from December 31, 2007 to June 30, 2008, ending the quarter at $112 million. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first six months of 2008 are securities issued by US government agencies or state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at June 30, 2008 was 3.97, compared to 2.81 at December 31, 2007. The tax-equivalent yield on the securities portfolio decreased from 5.25% at December 31, 2007 to 5.19% at June 30, 2008. The increase in the duration and the decrease in the tax equivalent yield of the securities portfolio are the result of the normal process of selling and purchasing investment securities as part of the interest rate risk management process. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

June 30, 2008	$112,810	$111,753	$34,770
December 31, 2007	$117,145	$117,627	$35,531

        At June 30, 2008, $35 million, or 31 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is down $1 million from what was pledged at December 31, 2007.

        At June 30, 2008, we had unrealized gains on available-for-sale securities of $5,000 and unrealized losses of $1,062,000, compared to unrealized gains of $750,000 and unrealized losses of $268,000, at December 31, 2007. The shift from a net unrealized gain of $482,000 at December 31, 2007 to an unrealized loss of $1,057,000, was the result of an increase in Treasury yields, widening of agency and mortgage-backed spreads, liquidity concerns, and downgrades of some of the insurance carriers, such as FGIC, XLCA and MBIA, which underwrote the insurance that was on some of the securities that we carry. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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

Loan Portfolio Composition (dollars in thousands)

	June 30, 2008		December 31, 2007

	Amount	%	Amount	%

Commercial real estate	$352,165	56%	$333,273	57%
Commercial	160,140	26%	140,011	24%
Residential real estate	101,735	16%	94,065	16%
Consumer	14,952	2%	14,947	3%

Total loans	$628,992	100%	$582,296	100%

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

        During the first six months of 2008, commercial real estate loans increased $19 million, or 6 percent, and commercial loans increased $20 million, or 14 percent. The increase in commercial and commercial real estate loans is reflective of our strategic positioning as a full service financial services provider specializing in commercial banking. Residential real estate loans increased $8 million, or 8 percent, during the first six months of 2008. The majority of that growth has been from home equity lines of credit. Consumer loans remained flat from December 31, 2007 to June 30, 2008. Total loans increased $47 million, or 8 percent from December 31, 2007 and $76 million, or 14 percent from June 30, 2007. We continue to be very pleased with the loan growth that we have been able to achieve given a struggling Michigan economy and a very competitive marketplace. The current economic conditions have placed additional pressures on construction and land development values. Our loan portfolio consisted of 3 percent construction related loans and 9 percent land development at June 30, 2008. We are closely monitoring these loans for any signs of weakness. We remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the difficult economic conditions that we are facing in our market.

        Our current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first six months of 2008, we sold loans totaling $45 million. The majority of the loans were sold with the servicing rights released. There has been a lot of concern in the market about liquidity due to the default rates on sub-prime mortgages. This has resulted in a tightening of underwriting standards across the industry. The Bank does not originate sub-prime mortgages and as a result we are still able to locate purchasing sources for the mortgages that we generate. We sell most of the residential real estate loans that are originated with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the dollar amount of loans that we are servicing for others continues to decline. At June 30, 2008 and December 31, 2007, we were servicing loans for secondary market entities totaling approximately $146 million and $158 million, respectively. Mortgage servicing rights were valued at approximately $1.4 million at June 30, 2008 and $1.6 million at December 31, 2007, and had a carrying value of $0.7 million and $1.0 million, respectively. There was no reserve for impairment at June 30, 2008 or December 31, 2007.

Non-performing Assets (dollars in thousands)

	June 30, 2008	December 31, 2007

Non-accrual loans	$4,392	$4,337
90 days or more past due & still accruing	262	1,351

Total Non-performing Loans	4,654	5,688
Other real estate	2,060	1,245

Total Non-performing Assets	$6,714	$6,933

Non-performing loans to total loans	0.74%	0.98%
Non-performing assets to total assets	0.85%	0.93%
Allowance for loan losses to total loans	1.25%	1.20%
Allowance for loan losses as a % of non-performing loans	169%	123%
Allowance for loan losses as a % of non-performing assets	117%	101%

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

        Total non-performing assets declined to $6.7 million, or 0.85 percent of total assets, at June 30, 2008. An increase in other real estate was offset by a decline in loans that are 90 days or more past due. The economy in Michigan continues to struggle and the banking industry in Michigan continues to see additional strain on many borrowers’ ability to repay existing loans. Despite these challenges, we have been able to contain the levels of our non-performing assets and remain optimistic about the quality of the Bank’s loan portfolio.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Balance at beginning of period	$7,125	$7,557	$7,008	$7,510
Loans charged-off	(221)	(98)	(800)	(236)
Recoveries of loans previously charged off	26	31	47	56
Additions to allowance charged to operations	930	337	1,605	497

Balance at end of period	$7,860	$7,827	$7,860	$7,827

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.06%	0.05%	0.25%	0.07%

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

        Economic conditions in Michigan continue to be weaker than the national economy and Michigan continues to struggle with the loss of jobs associated with the transportation equipment manufacturing industry. The economy in West Michigan, while stronger than the state as a whole, is influenced by the State’s economy. Although highly subjective, the economic condition in Michigan is reflected in the amount reserved in the allowance for possible loan losses, because it is one of the factors considered by management in establishing such allowance.

        Impaired loans, including loans on non-accrual, were $4.0 million at June 30, 2008, compared to $4.3 million at December 31, 2007. The allowance for loan losses attributable to impaired loans was $819,000 at June 30, 2008, compared to $308,000 at December 31, 2007. The allowance for loan losses as a percentage of portfolio loans increased from 1.20 percent at December 31, 2007 to 1.25 percent at June 30, 2008. The increase reflects both the growth of our loan portfolio as well as the general weakness in the economy, especially related to real estate values.

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

	June 30, 2008		December 31, 2007

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Commercial and commercial real estate	$6,455	82%	$5,608	80%
Real estate mortgages	416	5%	377	6%
Consumer	989	13%	926	13%
Unallocated	-	0%	97	1%

Total	$7,860	100%	$7,008	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	June 30, 2008		December 31, 2007

	Balance	%	Balance	%

Non-interest bearing demand	$74,553	13%	$74,015	13%
NOW Accounts	145,247	24%	155,711	28%
MMDA & Savings	88,147	15%	79,684	14%
Time deposits less than $100,000	105,388	18%	119,610	21%
Time deposits greater than $100,000	176,685	30%	136,428	24%

Total Deposits	$590,020	100%	$565,448	100%

        Total deposits increased $25 million, or 4 percent, from December 31, 2007 to June 30, 2008. The primary increase was in time deposits greater than $100,000, which increased $40 million, or 30 percent, from December 31, 2007 to June 30, 2008. The increase is due to an increase in brokered time deposits. MMDA and savings accounts increased $8 million, or 11 percent, during the first half of 2008. These increases were partially offset by declines in time deposits less than $100,000 and NOW accounts. Time deposits less than $100,000 declined $14 million, or 12 percent, and NOW accounts declined $10 million, or 7 percent, from December 31, 2007 to June 30, 2008. The current economic and competitive conditions in our market have made it difficult to grow core deposits, which has caused us to fund much of our loan growth with alternative funding sources.

        Alternative funding sources such as federal funds, brokered time deposits, repurchase agreements and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as our compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth exceeds core deposit growth in the future, we will continue to use alternative funding sources to meet the funding needs of the Bank. Brokered deposits increased $56 million from $66 million at December 31, 2007 to $122 million at June 30, 2008. FHLB advances increased $21 million from $43 million at December 31, 2007 to $64 million at June 30, 2008. Federal funds purchased declined $2 million, from $38 million at December 31, 2007 to $36 million at June 30, 2008.

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

RESULTS OF OPERATIONS

Summary

        Net income for the second quarter of 2008 was $1,199,000, compared to $1,752,000 for the second quarter of 2007. Net income for the six month period ended June 30, 2008 was $2,681,000, compared to $3,492,000 for the same period in 2007. Basic and diluted earnings per share in the second quarter were $0.44, a decline of 32 percent from the $0.65 reported in the second quarter of 2007. Basic and diluted earnings per share for the six month period ended June 30, 2008 were $0.99, a decline of 23 percent from the $1.29 reported in the same period in 2007. The decline in net income and earnings per share reflects a significant increase in the provision for loan losses during the second quarter. The provision for loan losses was $930,000 in the second quarter of 2008, compared to $675,000 in the first quarter of 2008 and $337,000 in the second quarter of 2007. The increase is due to the overall weakness in the Michigan economy, combined with strong loan growth in 2008 and a significant increase in the specific reserve for one commercial credit.

        The net interest margin was 3.56 percent for both the three and six month periods ended June 30, 2008. This compares to 3.77 percent for the three month period and 3.74 for the six month period ended June 30, 2007. Although the net interest margin is down from a year ago, the net interest margin has been in a narrow range over the past four quarters. Despite the decline in the net interest margin, net interest income increased 3 percent and 4 percent for the three and six month periods ended June 30, 2008, when compared to the same periods in 2007.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net Income	$1,199	$1,752	$2,681	$3,492

Basic income per share	$0.44	$0.65	$0.99	$1.29
Diluted income per share	$0.44	$0.65	$0.99	$1.29

Earnings ratios:
Return on average assets	0.62%	1.01%	0.71%	1.02%
Return on average equity	6.64%	10.39%	7.46%	10.50%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Average earning assets	$732,789	$662,410	$721,157	$653,571
Tax equivalent net interest income	$6,480	$6,186	$12,755	$12,128

As a percentage of average earning assets:
Tax equivalent interest income	6.07%	7.15%	6.26%	7.10%
Interest expense	2.96%	4.06%	3.19%	4.07%

Interest spread	3.11%	3.09%	3.07%	3.03%

Tax equivalent net interest income	3.56%	3.77%	3.56%	3.74%

Average earning assets as a percentage of
average assets	94.6%	94.8%	94.6%	95.0%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $294,000 for the three-month period ended June 30, 2008, and increase $627,000 for the six month period ended June 30, 2008, compared to the same periods in 2007. Average earning assets increased $70 million, or 11 percent, from the second quarter of 2007 to the second quarter of 2008 and increased $68 million, or 10 percent, from the year to date period ended June 30, 2007 to the year to date period ended June 30, 2008.

Provision for Loan Losses

        The provision for loan losses charged to earnings increased to $930,000 for the three month period and $1,605,000 for the six month period ended June 30, 2008, compared to $337,000 for the three month period and $497,000 for the six month period ended June 30, 2007. The continued overall weakness in the Michigan economy along with the recent growth in the loan portfolio, has contributed to the increase in the provision for loan losses. The allowance for loan losses as a percentage of total loans increased from 1.20 percent at December 31, 2007 to 1.25 percent at June 30, 2008. Management believes that the allowance for loan losses is adequate. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists primarily of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $92,000, or 5 percent, for the three month period ended June 30, 2008 and increased $346,000, or 9 percent, for the six month period ended June 30, 2008, compared to the same periods in 2007. Service charges on deposit accounts increased $78,000, or 6 percent, for the three-month period ended June 30, 2008 and increased $152,000, or 6 percent, for the six month period ended June 30, 2008, compared to the same periods in 2007. The increase is due largely to additional revenue from ATM fees related to our new contract to be the single banking partner of the Rivertown Crossings Mall in Grandville, Michigan, which allowed us to place three additional ATM’s inside the mall. Mortgage banking revenue increased $22,000, or 8 percent for the three month period ended June 30, 2008 and $176,000, or 33 percent for the six month period ended June 30, 2008, when compared to the same periods in 2007. This was primarily due to the addition of some mortgage originators during the second half of 2007 and an increase in mortgage re-financing activity. Other non-interest income declined $8,000, or 2 percent for the three-month period ended June 30, 2008 and increased $18,000, or 2 percent for the six month period ended June 30, 2008, compared to the same periods in 2007. We recorded $95,000 in gains on the sale of SBA loans were offset by a $106,500 valuation allowance that was recorded on a property that is being held as other real estate.

Non-interest Expense

        Non-interest expense increased $540,000, or 10 percent, for the three month period ended June 30, 2008 and increased $1,019,000, or 10 percent, for the six month period ended June 30, 2008, compared to the same periods in 2007. Salaries and benefits expense increased $143,000, or 5 percent, and $332,000, or 5 percent, for the three and six month periods ended June 30, 2008, compared to the same periods in 2007. The increase in salary and benefits expense is due to additional commission paid on the higher mortgage volume that was produced in the first quarter as well as an increase in the cost of employee medical insurance. Occupancy and Equipment expenses increased $105,000, or 15 percent for the three months ended June 30, 2008 and increased $151,000, or 11 percent for the six months ended June 30, 2008, compared to the same periods in 2007. The increase is the result of building improvements that were made to existing branches as well as the building of a new Moline branch that opened in the first quarter of 2008. Other operating expenses increased $292,000, or 19 percent in the three month period ended June 30, 2008, and increased $536,000, or 18 percent for the six month period ended June 30, 2008, compared to the same periods in 2007. The increase in other operating expenses was due to higher loan and collection costs related to non-performing assets and higher FDIC insurance. The increase in FDIC insurance reflects the full utilization of the Bank’s FDIC credits during 2007.

Provision for Federal Income Tax

        The provision for federal income tax was $328,000 for the three month period and $782,000 for the six month period, ended June 30, 2008, compared to $613,000 and $1,246,000 for the same periods in 2007, respectively. This equates to an effective tax rates of 21 percent and 23 percent for the three and six month periods ended June 30, 2008, compared to an effective tax rates of 26 percent, for the each of the same periods in 2007.

        The difference between the effective tax rate and statutory tax rate is primarily due to the percentage increase in the total income that is derived from loan and investment interest income that is exempt from federal taxation. The increase in tax-exempt interest income came primarily from increases in the investment in securities issued by state and political subdivisions and money market preferred stocks. We do not expect significant fluctuations in the effective tax rate throughout the remainder of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased less than $1 million from December 31, 2007, to June 30, 2008. The change in the total stockholders’ equity is the net result of the net income for the six-month period, the change in the securities valuation, and less the reduction due to the payment of quarterly dividends. The change in the securities valuation caused a $1,015,000 decline in accumulated other comprehensive income, from December 31, 2007 to June 30, 2008.

        On June 20, 2008, the Company announced a quarterly dividend in the amount of $0.22, which was paid on July 31, 2008, to shareholders of record on July 3, 2008. It is anticipated that we will continue to pay quarterly cash dividends in the future.

        We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at June 30, 2008 as shown in the table below:

	Regulatory Requirements

	Adequately Capitalized	Well Capitalized	June 30, 2008	December 31, 2007

Tier 1 capital			$71,611	$70,342
Tier 2 capital			7,860	7,008

Total regulatory capital			$79,471	$77,350

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	9.24%	9.64%
Tier 1 risk-based capital	4%	6%	10.53%	11.07%
Total risk-based capital	8%	10%	11.69%	12.18%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the six-month period ended June 30, 2008, total portfolio loans increased $47 million and deposits increased $25 million. Federal funds purchased declined $2 million, brokered deposits increased $56 million, repurchase agreements remained flat and Federal Home Loan Bank advances increased $21 million from December 31, 2007 to June 30, 2008. We expect that it will continue to be difficult to fully fund the growth of our loan portfolio with retail deposits during 2008 and will most likely fund a portion of the growth through the use of alternative funding sources. At June 30, 2008, the Bank had unused federal funds lines of credit totaling $30 million from various correspondent banks.

        Cash and due from banks increased $2 million from December 31, 2007 to June 30, 2008. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2008.

        Operating activities provided net cash of $5 million during the first six months of 2008, compared to $2 million in the first six months of 2007. The decline was primarily due to the increase in the provision for loan losses and a decline in other liabilities. Investing activities used net cash of $45 million for the first six months of 2008, compared to $43 million for the same period in 2007. The variance from the prior year was largely due to the purchase of additional FHLB stock as required for FHLB borrowings. Financing activities during the first six months of 2008 provided net cash of $42 million, which was the same as the first six months of 2007.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet at June 30, 2008.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$61,835	(21.4)%	$26,552	6.9%
200 basis point rise	$67,651	(14.0)%	$25,985	4.6%
100 basis point rise	$73,322	(6.8)%	$25,417	2.3%
Base rate	$78,677	-	$24,847	-
100 basis point decline	$83,265	5.8%	$24,262	(2.4)%
200 basis point decline	$86,109	9.4%	$23,533	(5.3)%
300 basis point decline	$94,124	19.6%	$22,540	(9.3)%

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 17, 2007. At the meeting the shareholders elected two directors, each to a three-year term:

Director Nominee	Term Expires	Votes

		For:	Against:

David G. Van Solkema	2011	1,612,252	376,250
Grace O. Shearer	2011	1,613,990	374,512

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

/s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: August 8, 2008

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