Form 10-Q
period 2008-09-30
O A K FINANCIAL CORP
filed 2008-11-10
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large  accelerated filer [__]     Accelerated filer [ X ]     Non-accelerated filer [__]     Smaller reporting company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [__]         No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 7, 2008.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3 - 6
	Notes to Consolidated Financial Statements	7 - 11

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12 - 22

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.
	Controls and Procedures	24

Part II.	Other Information

	Item 1.
	Legal Proceedings	24

	Item 1A.
	Risk Factors	24

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.
	Defaults Upon Senior Securities	24

	Item 4.
	Submission of Matters to a Vote of Security Holders	24

	Item 5.
	Other Information	24

	Item 6.
	Exhibits	24

Signatures		25

Exhibit Index		26

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) ASSETS	September 30, 2008 (Unaudited)	December 31, 2007

Cash and cash equivalents	$12,562	$15,342

Available-for-sale securities	111,171	117,627

Loans held for sale	1,758	3,496

Total loans	650,457	582,296
Allowance for loan losses	(9,053)	(7,008)
Net Loans	641,404	575,288

Accrued interest receivable	4,112	3,580
Premises and equipment, net	16,758	16,372
Restricted investments	4,461	3,379
Other assets	10,030	8,362

Total assets	$802,256	$743,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$73,284	$74,015
Interest bearing	567,018	491,433
Total deposits	640,302	565,448

Federal funds purchased	2,900	37,600
Repurchase agreements	20,350	20,350
Federal Home Loan Bank Advances	60,683	43,258
Other borrowed funds	923	436
Other liabilities	5,502	5,541
Total liabilities	730,660	672,633

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	36,648	35,014
Accumulated other comprehensive (loss) income	(533)	318
Total stockholders' equity	71,596	70,813

Total liabilities and stockholders' equity	$802,256	$743,446

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three Months ended September 30, (Unaudited)		Nine Months ended September 30, (Unaudited)
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$9,528	$10,437	$28,875	$30,516
Available-for-sale securities	1,245	1,314	3,753	3,799
Restricted investments	60	39	155	118
Other interest income	22	73	25	76
Total interest income	10,855	11,863	32,808	34,509

Interest expense
Deposits	3,695	5,097	11,274	14,574
Federal funds purchased	56	147	470	561
Repurchase agreements	247	203	736	287
FHLB advances	750	475	1,962	1,369
Other borrowed funds	1	4	7	34
Total interest expense	4,749	5,926	14,449	16,825

Net interest income	6,106	5,937	18,359	17,684

Provision for loan losses	1,400	162	3,005	659

Net interest income after provision for loan losses	4,706	5,775	15,354	17,025

Non-interest income
Service charges on deposit accounts	1,414	1,340	4,053	3,827
Mortgage banking	210	225	917	756
Net gain on sales of available for sale securities	-	-	52	10
Insurance premiums and brokerage fees	328	265	953	897
Net (loss) gain on other real estate owned	(312)	35	(397)	36
Other	136	192	516	503
Total non-interest income	1,776	2,057	6,094	6,029

Non-interest expenses
Salaries	2,568	2,632	7,812	7,677
Employee benefits	537	439	1,734	1,503
Occupancy (net)	471	386	1,366	1,186
Furniture and fixtures	341	285	961	849
Other	1,741	1,723	5,288	4,734
Total non-interest expenses	5,658	5,465	17,161	15,949

Income before federal income taxes	824	2,367	4,287	7,105

Federal income taxes	87	606	869	1,852

Net income	$737	$1,761	$3,418	$5,253

Income per common share:
Basic	$0.27	$0.65	$1.26	$1.94
Diluted	$0.27	$0.65	$1.26	$1.94

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Nine months ended September 30, (Unaudited)
	2008	2007
Balance, beginning of year	$70,813	$65,821
Net income	3,418	5,253
Net change in accumulated other comprehensive income	(851)	66
Dividends declared	(1,784)	(1,743)
Balance, end of period	$71,596	$69,397

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended September 30, (Unaudited)		Nine Months ended September 30, (Unaudited)
	2008	2007	2008	2007
Net income	$737	$1,761	$3,418	$5,253
Change in unrealized gain/(loss) on securities, net of tax	164	742	(851)	66
Comprehensive income	$901	$2,503	$2,567	$5,319

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine months ended September 30, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$3,418	$5,253
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	1,026	904
Provision for loan losses	3,005	659
Proceeds from sales of loans held for sale	55,796	47,523
Originations of loans held for sale	(53,115)	(46,863)
Net gain on sales of available-for-sale securities	(52)	(10)
Net gain on sales of loans held for sale	(943)	(752)
Net amortization of investment premiums	127	212
Net (gain) loss on sales of premises and equipment	(12)	1
Net loss (gain) on other real estate owned	397	(36)
Deferred federal income tax benefit	(704)	(318)
Changes in operating assets and liabilities which
provided (used) cash:
Accrued interest receivable	(532)	(334)
Other assets	(1,361)	(1,344)
Other liabilities	399	(186)
Net cash provided by operating activities	7,449	4,709

Cash flows from investing activities
Available-for-sale securities
Proceeds from calls, maturities and pay-downs	27,331	18,167
Proceeds from sales	6,778	3,844
Purchases	(29,017)	(28,322)
Purchases of restricted investments	(1,082)	-
Net increase in loans held for investment	(69,121)	(47,058)
Purchases of premises and equipment	(1,431)	(1,134)
Proceeds from sale of premises and equipment	31	6
Net cash used in investing activities	(66,511)	(54,497)

Cash flows from financing activities
Net increase in deposits	74,854	34,455
Net increase (decrease) in TT&L note	487	(3,041)
Proceeds from FHLB borrowings	37,404	13,000
Repayments of FHLB borrowings	(19,979)	(3,549)
Dividends paid	(1,784)	(1,690)
Net increase in repurchase agreements	-	20,350
Net (decrease) increase in federal funds purchased	(34,700)	(3,050)
Net cash provided by financing activities	56,282	56,475

Net (decrease) increase in cash and cash equivalents	(2,780)	6,687

Cash and cash equivalents, beginning of period	15,342	14,298
Cash and cash equivalents, end of period	$12,562	$20,985

Supplementary cash flows information
Interest paid	$17,995	$16,735
Income taxes paid	$1,160	$2,207

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and year-to-date periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Average shares outstanding for basic earnings per share	2,703	2,703	2,703	2,703
Dilutive shares from stock option plans	-	-	-	1
Shares for dilutive earnings per share	2,703	2,703	2,703	2,704

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At September 30, 2008, there were 192,539 shares available for future issuance under the Employees’ Plan and 41,261 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first nine months of 2008 or 2007. The following tables summarize information about stock option transactions:

	Nine months ended September 30,
	Shares	Average Option Price
Outstanding, beginning of period	34,055	$36.73
Granted	-	-
Exercised	-	-
Forfeited/expired	(2,662)	$37.47
Outstanding, end of period	31,393	$36.67
Exercisable, end of period	31,393	$36.67

Exercise Price	Number of Options Outstanding September 30, 2008	Weighted Average Remaining Contractual Life	Number of Options Exercisable September 30, 2008
$33.43	9,933	3.3 years	9,933
$33.81	1,331	5.5 years	1,331
$34.71	1,815	6.7 years	1,815
$37.57	12,190	1.5 years	12,190
$41.32	6,124	1.3 years	6,124
Total	31,393	2.5 years	31,393

        All options expire 10 years after the date of the grant.

Note 8 – Fair Value Measurements

        The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets  and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Available-for-sale securities	$45,961	$28,265	$6,945	$111,171

Changes  in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment securities available for sale
Balance at December 31, 2007	$9,620
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	(555)
Net purchases, sales, calls and maturities	($2,120)
Net transfers in/out of Level 3	-
Balance at June 30, 2008	$6,945

        Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at September 30, 2008, the unrealized loss for the nine months ended September 30, 2008 was $555,000 in other comprehensive income in the consolidated and combined statements of financial condition. The Company had no realized gains or losses recognized in the income statement related to securities sold during the period. The Company had sales of $2.1 million of Level 3 investment securities available for sale during the period.

        In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides clarification of the application of FASB 157 in an inactive market. FSP 157-3 is effective for the Corporation’s interim financial statements as of September 30, 2008.

        In determining fair value for a financial assets the use of assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available. In some cases an entity may determine that observable inputs require significant adjustment based on unobservable data and thus would be considered a Level 3 fair value measurement. Investment securities available-for-sale, which the Company utilized Level 3 inputs to determine fair value, reflects money market preferred securities. The market for these securities is currently illiquid, requiring significant adjustments based on unobservable data. The Company estimates the fair value of the bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, and a discount rate commensurate with the current market, the underlying issuing companies, the credit ratings of the issuing companies and other risks involved.

        Impaired loans accounted for under SFAS No. 118 and SFAS No. 114, which the Company utilized Level 3 inputs to determine fair value, consist of loans, which are generally placed on a non-accrual basis when principal and interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. The Company estimates the fair value of these loans, which is measured on a loan by loan basis, based on the estimated net realizable values of available collateral, if the loan is collateral dependant.

        The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include mortgage servicing rights and loans held for sale. The Company estimated the fair values of these assets utilizing Level 3 inputs, specifically, the discounted present value of expected future cash flows. At September 30, 2008, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

        During the three month period ended September, 30, 2008, we moved our municipal securities portfolio from Level 1 assets to level 2 assets. This was due to the significantly reduced trading activity in the municipals market, resulting from the current economic slowdown. This required us to use a significant amount of other observable data to determine the fair value of our municipal securities portfolio.

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter and year to date periods ended September 30, 2008. The discussion should be read in conjunction with the Corporation’s 2007 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 48 in the Corporation’s Report on Form 10-K for the year ended December 31, 2007 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans, and the valuation of mortgage servicing rights. These are discussed on pages 15 and 16 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets increased $15 million during the third quarter of 2008 and surpassed $800 million, ending at $802 million at September 30, 2008. This was an increase in total assets of $71 million, or 10 percent increase, over September 30, 2007 totals and an increase of $59 million, or 8 percent over December 31, 2007 totals. The challenges in the financial industry has also created many opportunities. One example of this is the growth of our loan portfolio, which increased $21 million during the third quarter, ending the quarter at $650 million. This is an increase of $89 million, or 16 percent from a year ago.

        The allowance for loan losses as a percentage of total loans increased from 1.25 percent at the end of the second quarter to 1.39 percent at the end of the third quarter. Total non-performing assets increased from $6.7 million at June 30, 2008 to $8.8 million at September 30, 2008.

        Total deposits increased $50 million during the third quarter and $75 million since December 31, 2007, to $640 million at September 30, 2008. The majority of the growth for the year has been in brokered time deposits, which increased $76 million, since December 31, 2007. Federal Home Loan Bank advances increased $17 million during the first nine months of 2008, to $61 million. We continue to be well capitalized, with an equity-to-asset ratio of 8.9 percent at September 30, 2008, compared to 9.5 percent at December 31, 2007.

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

        All of our securities are classified as available-for-sale. Our total holdings declined $6 million from December 31, 2007 to September 30, 2008, ending the quarter at $111 million. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The majority of the securities purchased during the first nine months of 2008 are securities issued by US government agencies or state and political subdivisions with maturities or call features of less than 10 years. The modified duration of the portfolio in years at September 30, 2008 was 3.96, compared to 2.81 at December 31, 2007. The tax-equivalent yield on the securities portfolio decreased from 5.25% at December 31, 2007 to 5.24% at September 30, 2008. The increase in the duration and the decrease in the tax equivalent yield of the securities portfolio are the result of the normal process of selling and purchasing investment securities as part of the interest rate risk management process. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged
September 30, 2008	$111,978	$111,171	$41,493
December 31, 2007	$117,145	$117,627	$35,531

        At September 30, 2008, $41 million, or 37 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is up $6 million from what was pledged at December 31, 2007.

        At September 30, 2008, we had unrealized gains on available-for-sale securities of $467,000 and unrealized losses of $1,274,000, compared to unrealized gains of $750,000 and unrealized losses of $268,000, at December 31, 2007. The shift from a net unrealized gain of $482,000 at December 31, 2007 to an unrealized loss of $807,000, was primarily the result of an decline in the market values of our tax-exempt municipal securities and our money market preferred stocks. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

        We currently hold four auction rate money market preferred stock securities with a par value totaling $7.5 million. The auction facility for all auction rate securities has stopped, resulting in an illiquid market. All interest payments on these securities have been received as contractually scheduled. We expect that this will result in us receiving preferred stock from the issuing companies. The underlying issuers of these securities are of high quality, with credit ratings ranging from AA- to A+. We have the ability and intent to hold these securities for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

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

Loan Portfolio Composition (dollars in thousands)

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial real estate	$372,466	57%	$333,273	57%
Commercial	157,581	24%	140,011	24
Residential real estate	106,551	17%	94,065	16%
Consumer	13,859	2%	14,947	3%
Total loans	$650,457	100%	$582,296	100%

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

        During the first nine months of 2008, commercial real estate loans increased $39 million, or 12 percent, and commercial loans increased $18 million, or 13 percent. The increase in commercial and commercial real estate loans is reflective of our strategic positioning as a full service financial services provider specializing in commercial banking and the availability of high quality commercial credits in the marketplace, resulting from the current economic environment. Residential real estate loans increased $12 million, or 13 percent, during the first nine months of 2008. The majority of that growth has been from home equity lines of credit. Consumer loans declined $1 million from December 31, 2007 to September 30, 2008. Total loans increased $68 million, or 12 percent from December 31, 2007 and $89 million, or 16 percent from September 30, 2007. Our loan portfolio consisted of 3 percent construction related loans and 9 percent land development at September 30, 2008. We are closely monitoring these loans for any signs of weakness. We remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the difficult economic conditions that we are facing in our market.

        Our current practice is to sell residential real estate loans with maturities over fifteen years to secondary market buyers. During the first nine months of 2008, we sold loans totaling $56 million. We sell most of the residential real estate loans that are originated with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the dollar amount of loans that we are servicing for others continues to decline. At September 30, 2008 and December 31, 2007, we were servicing loans for secondary market entities totaling approximately $141 million and $158 million, respectively. Mortgage servicing rights were valued at approximately $1.3 million at September 30, 2008 and $1.6 million at December 31, 2007, and had a carrying value of $0.6 million and $1.0 million, respectively. There was no reserve for impairment at September 30, 2008 or December 31, 2007.

Non-performing Assets (dollars in thousands)

	September 30, 2008	December 31, 2007
Non-accrual loans	$4,574	$4,337
90 days or more past due & still accruing	1,840	1,351
Total Non-performing Loans	6,414	5,688
Other real estate	2,424	1,245
Total Non-performing Assets	$8,838	$6,933

Non-performing loans to total loans	0.99%	0.98%
Non-performing assets to total assets	1.10%	0.93%
Allowance for loan losses to total loans	1.39%	1.20%
Allowance for loan losses as a % of non-performing loans	141%	123%
Allowance for loan losses as a % of non-performing assets	102%	101%

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

        Total non-performing assets increased $2.1 million during the third quarter of 2008 to $8.8 million. This represents 1.10 percent of total assets, at September 30, 2008 and compares to 0.85 percent at June 30, 2008 and 0.93 percent at December 31, 2007. At September 30, 2008, total non-performing assets consisted of $2.4 million of other real estate, $4.6 million of loans that are not accruing interest and approximately $1.8 million of loans that are more than 90 days past due, but still accruing interest. The banking industry continues to see additional strain on many borrowers’ ability to repay existing loans. Despite these challenges, we have been able to contain the levels of our non-performing assets and remain optimistic about the quality of the Bank’s loan portfolio.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Balance at beginning of period	$7,860	$7,827	$7,008	$7,510
Loans charged-off	(258)	(135)	(1,058)	(371)
Recoveries of loans previously charged off	51	20	98	76
Additions to allowance charged to operations	1,400	162	3,005	659
Balance at end of period	$9,053	$7,874	$9,053	$7,874

Net loans charged-off (recovered) to average
loans outstanding [annualized]	0.13%	0.08%	0.21%	0.07%

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

        Impaired loans, including loans on non-accrual, were $4.0 million at September 30, 2008, compared to $4.3 million at December 31, 2007. The allowance for loan losses attributable to impaired loans was $1.3 million at September 30, 2008, compared to $308,000 at December 31, 2007. The allowance for loan losses as a percentage of portfolio loans increased from 1.20 percent at December 31, 2007 to 1.39 percent at September 30, 2008. The increase reflects both the growth of our loan portfolio as well as the general weakness in the economy, especially related to real estate values.

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

	September 30, 2008		December 31, 2007
	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance
Specific allocations	$1,785	20%	$1,175	17%
Other adversely rated loans	2,069	23%	1,394	20%
Historical loss allocations	1,867	21%	1,387	20%
Additional allocations based on subjective factors	3,332	36%	3,052	43%
Total	$9,053	100%	$7,008	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2008		December 31, 2007
	Balance	%	Balance	%
Non-interest bearing demand	$73,284	12%	$74,015	13%
NOW accounts	175,406	27%	155,711	28%
MMDA & Savings	88,116	14%	79,684	14%
Time deposits less than $100,000	102,491	16%	119,610	21%
Time deposits greater than $100,000	201,005	31%	136,428	24%
Total Deposits	$640,302	100%	$565,448	100%

        Total deposits increased $75 million, or 13 percent, from December 31, 2007 to September 30, 2008. The primary increases were in time deposits greater than $100,000, which increased $65 million, or 47 percent, from December 31, 2007 to September 30, 2008 and NOW accounts, which increased $20 million, or 13 percent, from December 31, 2007 to September 30, 2008. The increase in time deposits greater than $100,000 is due to an increase in brokered time deposits. Brokered deposits have been used fund our rapid growth of our loan portfolio, as well as, reduce our use of federal funds purchased. The increase in NOW accounts is largely due to seasonal increases in funds received by local schools and municipalities. These fund balances generally build up during the later part of the third quarter and decline in early part of the fourth quarter. MMDA and savings accounts increased $8 million, or 11 percent, during the first nine months of 2008. Time deposits less than $100,000 declined $17 million, or 14 percent, from December 31, 2007 to September 30, 2008.

        The current economic and competitive conditions in our market have made it difficult to grow core deposits, resulting in the need to fund much of our loan growth with alternative funding sources. Alternative funding sources such as federal funds, brokered time deposits, repurchase agreements and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as our compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth continues to exceed core deposit growth in the future, we will continue to use alternative funding sources to meet the funding needs of the Bank. Brokered deposits increased $76 million from $66 million at December 31, 2007 to $141 million at September 30, 2008. FHLB advances increased $17 million from $43 million at December 31, 2007 to $61 million at September 30, 2008. Federal funds purchased declined $35 million, from $38 million at December 31, 2007 to $3 million at September 30, 2008. During the third quarter of 2008, we significantly reduced our use of federal funds purchased, due to the liquidity restraints in the U.S. financial markets. These overnight funds were replaced with longer term brokered time deposits.

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

RESULTS OF OPERATIONS

Summary

        Net income for the third quarter of 2008 was $737,000, compared to $1,761,000 for the third quarter of 2007. Net income for the nine month period ended September 30, 2008 was $3,418,000, compared to $5,253,000 for the same period in 2007. Basic and diluted earnings per share in the third quarter were $0.27, a decline of 58 percent from the $0.65 reported in the third quarter of 2007. Basic and diluted earnings per share for the nine month period ended September 30, 2008 were $1.26, a decline of 35 percent from the $1.94 reported in the same period in 2007. The decline in net income and earnings per share for both the quarterly and year-to-date periods reflects the significant increase in our provision for loan losses, higher loan collection costs, impairment charges on other real estate and losses on the sale of other real estate. The increase is due to the overall weakness in the Michigan economy, strong loan growth in 2008 and increase in non-performing assets.

        The net interest margin was 3.31 percent for the three month period, and 3.47 percent for the nine month period ended September 30, 2008. This compares to 3.57 percent for the three month period, and 3.68 for the nine month period ended September 30, 2007. After remaining in a narrow range for the past four quarters, the net interest margin declined 25 basis points in the third quarter of 2008. The decline is the result of a sharp increase in funding costs and the shift of over $30 million in overnight funding to more expensive longer term funding. The decline in the net interest margin was partially offset by the growth in earning assets.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	2008	2007	2008	2007
Net Income	$737	$1,761	$3,418	$5,253

Basic income per share	$0.27	$0.65	$1.26	$1.94
Diluted income per share	$0.27	$0.65	$1.26	$1.94

Earnings ratios:
Return on average assets	0.37%	0.97%	0.59%	1.01%
Return on average equity	4.06%	10.19%	6.32%	10.39%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	2008	2007	2008	2007
Average earning assets	$762,889	$683,830	$735,153	$663,706
Tax equivalent net interest income	$6,356	$6,149	$19,111	$18,277

Tax equivalent yield on earning assets	5.79%	7.01%	6.10%	7.07%
Interest cost on liabilities	2.91%	4.08%	3.09%	4.06%
Interest spread as a percent of average earning assets	2.88%	2.93%	3.01%	3.01%

Tax equivalent net interest income as a percentage
of average earning assets	3.31%	3.57%	3.47%	3.68%

Average earning assets as a percentage of
average assets	95.5%	95.2%	95.0%	95.1%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income increased $207,000 for the three-month period ended September 30, 2008, and increased $834,000 for the nine month period ended September 30, 2008, compared to the same periods in 2007. Average earning assets increased $79 million, or 12 percent, from the third quarter of 2007 to the third quarter of 2008 and increased $71 million, or 11 percent, from the year to date period ended September 30, 2007 to the year to date period ended September 30, 2008.

Provision for Loan Losses

        The provision for loan losses was $1,400,000 in the third quarter of 2008, compared to $162,000 in the third quarter of 2007 and $3,005,000 for the nine month period ended September 30, 2008, compared to $659,000 in the same period of 2007. The continued overall weakness in the Michigan economy along with the recent growth in the loan portfolio, has contributed to the increase in the provision for loan losses. The allowance for loan losses as a percentage of total loans increased from 1.20 percent at December 31, 2007 to 1.39 percent at September 30, 2008. Management believes that the allowance for loan losses is adequate. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists primarily of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income declined $281,000, or 14 percent, for the three month period ended September 30, 2008 and increased $65,000, or 1 percent, for the nine month period ended September 30, 2008, compared to the same periods in 2007. Service charges on deposit accounts increased $74,000, or 6 percent, for the three-month period ended September 30, 2008 and increased $226,000, or 6 percent, for the nine month period ended September 30, 2008, compared to the same periods in 2007. The increase is due largely to additional revenue from ATM fees related to our new contract to be the single banking partner of the Rivertown Crossings Mall in Grandville, Michigan, which allowed us to place three additional ATM’s inside the mall. We will be placing 3 additional ATM’s in the local Celebration Cinemas in the fourth quarter, which should continue to increase our ATM revenue. Mortgage banking revenue declined $15,000, or 7 percent for the three month period ended September 30, 2008 and increased $161,000, or 21 percent for the nine month period ended September 30, 2008, when compared to the same periods in 2007. After a strong start to the year in mortgage refinance activity, the local real-estate market has slowed down significantly during the second half of the year, resulting in lower mortgage banking revenues. Other non-interest income declined $403,000, or 178 percent for the three-month period ended September 30, 2008 and declined $420,000, or 78 percent for the nine month period ended September 30, 2008, compared to the same periods in 2007. During the first nine months of 2008 we have recorded $104,000 in net losses on the sale of other real estate and $293,000 in valuation allowances on properties that are being held as other real estate.

Non-interest Expense

        Non-interest expense increased $193,000, or 4 percent, for the three month period ended September 30, 2008 and increased $1,212,000, or 8 percent, for the nine month period ended September 30, 2008, compared to the same periods in 2007. Salaries and benefits expense increased $34,000, or 1 percent, for the three month period ended September 30, 2008 and increased $366,000, or 4 percent, for the nine month period ended September 30, 2008, compared to the same periods in 2007. The increase in salary and benefits expense is due to additional commission paid on the higher mortgage volume that was produced in the first quarter as well as an increase in the cost of employee medical insurance. Occupancy and Equipment expenses increased $141,000, or 21 percent for the three months ended September 30, 2008 and increased $292,000, or 14 percent for the nine months ended September 30, 2008, compared to the same periods in 2007. The increase is the result of building improvements that were made to existing branches, the building of a new Moline branch, the opening of our new East Paris branch and the additional ATM’s purchased for the Rivertown Crossings Mall. Other operating expenses increased $18,000, or 1 percent in the three month period ended September 30, 2008, and increased $554,000, or 12 percent for the nine month period ended September 30, 2008, compared to the same periods in 2007. The increase in other operating expenses was due to higher loan and collection costs related to non-performing assets and higher FDIC insurance fees. The increase in FDIC insurance fees reflects the full utilization of the Bank’s FDIC credits during 2007.

        On October 14, 2008 the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The new program will (1) guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies, and (2) provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC insured institutions, regardless of the dollar amount. The insurance on senior unsecured debt would be assessed an annualized fee equal to 75 basis points multiplied by the amount of debt guaranteed under the program. The insurance on non-interest bearing transaction deposit accounts would be assessed a fee equal to 10 basis points on deposits not otherwise covered by the existing deposit insurance limit of $250,000. Both of the programs under the TLGP are optional for banks to participate in, but the decision to opt out of either program must be made before December 5, 2008. We are still evaluating the costs and benefits of both programs and have not yet made a decision as to whether we will participate in either of the programs. If we do decide to participate in one or both of the programs, our FDIC insurance fees will increase until the end of the program.

        On October 20, 2008, the FDIC announced a proposed rule on assessments, which would amend the system for risk based assessments and change assessment rates. For the first quarter of 2009, the FDIC is proposing raising the current rates uniformly by 7 basis points. The FDIC also proposes to establish new initial base assessment rates that will be subject to three adjustments based on (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt, and for small institutions, a portion of Tier one capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. If the proposed rule is approved, the cost of our FDIC insurance fees will significantly increase in 2009.

Provision for Federal Income Tax

        The provision for federal income tax was $87,000 for the three month period and $869,000 for the nine month period, ended September 30, 2008, compared to $606,000 and $1,852,000 for the same periods in 2007, respectively. This equates to an effective tax rates of 11 percent and 20 percent for the three and nine month periods ended September 30, 2008, compared to an effective tax rates of 26 percent, for the each of the same periods in 2007.

        The difference between the effective tax rate and statutory tax rate is primarily due to the percentage increase in the total income that is derived from loan and investment interest income that is exempt from federal taxation. The percentage increase in tax-exempt interest income is due to the lower income before federal income taxes that was largely the result of a higher provision for loan losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased less than $1 million from December 31, 2007, to September 30, 2008. The change in the total stockholders’ equity is the net result of the net income for the nine-month period, the change in the securities valuation, and less the reduction due to the payment of quarterly dividends. The change in the securities valuation caused an $851,000 decline in accumulated other comprehensive income, from December 31, 2007 to September 30, 2008.

        On September 19, 2008, the Company announced a quarterly dividend in the amount of $0.22, which was paid on October 31, 2008, to shareholders of record on October 3, 2008. It is anticipated that we will continue to pay quarterly cash dividends in the future.

        On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. On October 14, 2008 the U.S. Treasury Department announced the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. This is a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the economy. Participation in this program is not automatic and is subject to approval by the Treasury.

        On October 16, 2008 the Corporation’s Board of Directors adopted a resolution to amend our articles of incorporation to authorize the issuance of 500,000 shares of preferred stock. The resolution will be voted on at a special meeting of the shareholders that is currently scheduled to be held on December 9, 2008. The directors of this organization believe that it is in the best interest of the Corporation to explore the Treasury Capital Purchase Program, which requires that participating entities have preferred securities authorized for issuance.

        We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at September 30, 2008 as shown in the table below:

	Regulatory Requirements
	Adequately Capitalized	Well Capitalized	September 30, 2008	December 31, 2007
Tier 1 capital			$71,458	$70,342
Tier 2 capital			8,720	7,008
Total regulatory capital			$80,178	$77,350

Ratio of capital to total assets
Tier 1 leverage ratio	4%	5%	8.95%	9.64%
Tier 1 risk-based capital	4%	6%	10.23%	11.07%
Total risk-based capital	8%	10%	11.48%	12.18%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine-month period ended September 30, 2008, total portfolio loans increased $68 million and deposits increased $75 million. Federal funds purchased declined $35 million, brokered deposits increased $76 million, repurchase agreements remained flat and Federal Home Loan Bank advances increased $17 million from December 31, 2007 to September 30, 2008. We expect that it will continue to be difficult to fully fund the growth of our loan portfolio with retail deposits during 2008 and will most likely fund a portion of the growth through the use of alternative funding sources.

        It has been our practice to use overnight federal funds lines of credit with correspondent banks as a short-term source of liquidity. The recent events, within the financial industry, have caused some of our correspondent to reduce or eliminate the lines of credit that were available to us. At September 30, 2008, we had available federal funds lines of credit totaling $45 million from various correspondent banks. This compares to $60 million in available lines of credit at December 31, 2007. For these reasons we have replaced over $30 million in federal funds purchased with longer term brokered deposits. We intend to maintain a more neutral federal funds position for the near future.

        As another measure to ensure that we have adequate liquidity available to us, we have recently pledged collateral at the Federal Reserve Discount Window. During the fourth quarter we pledged approximately $15 million of municipal securities, that were unable to be pledged towards other borrowing.

        Cash and due from banks declined $3 million from December 31, 2007 to September 30, 2008. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2008.

        Operating activities provided net cash of $7 million during the first nine months of 2008, compared to $5 million in the first nine months of 2007. The increase was primarily due to the increase in the provision for loan losses and a decline in other liabilities. Investing activities used net cash of $67 million for the first nine months of 2008, compared to $54 million for the same period in 2007. The variance from the prior year was largely due to the increase in the loan portfolio. Financing activities during the first nine months of 2008 provided net cash of $56 million, which was the same as the first nine months of 2007.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on the Corporation’s balance sheet at September 30, 2008.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

300 basis point rise	$ 64,986	(19.0%)	$ 26,638	8.7%
200 basis point rise	$ 70,316	(12.3%)	$ 25,925	5.8%
100 basis point rise	$ 75,434	(5.9%)	$ 25,212	2.9%
Base rate	$ 80,204	-	$ 24,498	-
100 basis point decline	$ 84,073	4.8%	$ 23,769	(3.0%)
200 basis point decline	$ 85,973	7.2%	$ 22,891	(6.6%)
300 basis point decline	$ 92,739	15.6%	$ 21,722	(11.3%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: November 10, 2008

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