Form 10-K
period 2008-12-31
O A K FINANCIAL CORP
filed 2009-03-13
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X   No     .

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

Aggregate Market Value of Common Stock Held by Non-Affiliates as of June 30, 2008: $66,511,900
As of February 19, 2009, there were outstanding 2,703,009 shares of the Company’s Common Stock ($1.00 par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2009 are incorporated by reference into Part III of this report.

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

The Bank

        The Bank was organized in 1921 as a Michigan banking corporation. The executive office of the Bank is located at 2445 84th Street, S.W., Byron Center, Michigan 49315. The Bank’s main office is located in Byron Center and it serves other communities with a total of 14 offices. The Bank’s offices are located in Kent County, Ottawa County and the northern portion of Allegan County. The area in which the Bank’s offices are located, which is primarily south and west of the city of Grand Rapids, has historically been rural in character but now has a growing suburban population as the Grand Rapids Metropolitan Area expands.

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

Bank Competition

        The Bank has 14 offices, one within each of the communities it serves. Within these communities, its principal competitors are Comerica Bank, JP Morgan Chase, Fifth-Third Bank, Flagstar Bank, National City Bank, Huntington National Bank, Macatawa Bank, Mercantile Bank of Michigan, United Bank of Michigan, and various credit unions. Additional competition comes from internet based financial services companies and other national banks offering web based services. The Bank’s products, services, and pricing are competitive within the markets served.

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

Percent of total revenue:	2008*	2007	2006

Net interest revenue	74.1%	73.9%	77.9%
Non-interest revenue	18.6%	18.8%	15.8%
Insurance premiums & brokerage fees	3.7%	4.2%	3.8%
Mortgage banking revenue	3.6%	3.1%	2.6%

        * 2008 revenue totals exclude the impairment charge on investment securities.

Employees

        As of December 31, 2008, the Company and its subsidiaries employed 161 full-time and 92 part-time persons. Management believes that relations with employees are good.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Michigan Office of Financial and Insurance Regulation (“OFIR”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

        Emergency Economic Stabilization Act of 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC). Under the TARP program, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Our application to participate in the TARP program was approved, however after careful consideration we decided not to participate in the program.

        Federal Deposit Insurance Corporation (FDIC). EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.

        Financial Stability Plan. On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced at a future date.

        American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks. Under ARRA, an institution will be subject to a number of restrictions and standards through out the period in which any obligation arising from financial assistance provided under TARP remains outstanding.

        Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

        More details regarding HASP are to be announced at a future date.

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

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if OFIR deems the Bank’s capital to be impaired, OFIR may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

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

        The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the OFIR under the Michigan Banking Code, may be required.

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

        On October 16, 2008 the Corporation’s Board of Directors adopted a resolution to amend our articles of incorporation to authorize the issuance of 500,000 shares of preferred stock. The resolution was voted on and approved at a special meeting of the shareholders that was held on December 22, 2008 and adjourned to January 9, 2009.

The Bank

        General. The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and OFIR, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

        On October 14, 2008 the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The new program will (1) guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (the Debt Guarantee Program), and (2) provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC insured institutions, regardless of the dollar amount (the Transaction Account Guarantee Program). The insurance on senior unsecured debt, under the Transaction Account Guarantee Program, would be assessed an annualized fee based upon the maturity of the debt. The fee will be lower for shorter-term debt and higher for longer-term debt. The insurance on non-interest bearing transaction deposit accounts, under the Transaction Account Guarantee Program, would be assessed a fee equal to 10 basis points on deposits not otherwise covered by the existing deposit insurance limit of $250,000. Deposit insurance coverage under the Transaction Account Guarantee Program last through December 31, 2009. Debt, under the Debt Guarantee Program, must be issued by June 30, 2009 and is guaranteed until its maturity date or June 30, 2012, whichever comes first. Both of the programs under the TLGP were optional for banks to participate in. After evaluating the costs and benefits of both programs, the Bank elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program.

        On October 20, 2008, the FDIC announced a proposed rule on assessments, which would amend the system for risk based assessments and change assessment rates. For the first quarter of 2009, the FDIC is raising the current rates uniformly by 7 basis points. The FDIC also established new initial base assessment rates that will be subject to three adjustments based on (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt, and for small institutions, a portion of Tier one capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The new rule will significantly increase our FDIC insurance fees in 2009.

        FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the SAIF, which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.030 percent of deposits.

        OFIR Assessments. Michigan banks are required to pay supervisory fees to OFIR to fund the operations of OFIS. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to OFIR.

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
equity to total assets
of 2% or less

        As of December 31, 2008 the Bank’s ratios exceeded minimum requirements for the well capitalized category. (See “Liquidity and Capital Resources.”)

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

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of OFIR, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

        The Company has credit risk inherent in its asset portfolio, and its allowance for loan losses may notbe sufficient to cover actual loan losses.

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

        The Company’s success depends to a great extent upon general economic conditions. The economy in the State of Michigan has generally been slow within the past five years or more. This slowdown has intensified during 2008 with the decline in the auto industry and the decline in the real estate market. The Company provides banking services to customers primarily in West Michigan. The Company’s loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is therefore impacted by local economic conditions.

        A continued deterioration in economic conditions could have many adverse consequences, including the following:

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

        The value of certain securities in our investment portfolio may be negatively affected by disruptions in the market for those securities and future declines or other-than-temporary impairments could materially adversely affect our future earnings and regulatory capital.

        Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. During the fourth quarter of 2008, the Corporation recorded an impairment charge on certain money market preferred and preferred stock securities in our portfolio. Further impairment of these securities or other securities is possible. In addition, changes in accounting resulting from changes in and interpretations of applicable accounting standards may affect how we account for certain investment securities in our portfolio. The valuation and accounting for our investment securities could have a material adverse impact on our net income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other than temporarily impaired. This could have a material impact on our future earnings and financial condition.

        The state of financial markets and the economy may adversely affect our sources of liquidity and capital.

        There has been significant recent turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, it could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

        There can be no assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act will stabilize the U.S. economy and financial system.

        The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.

Item 1B. Unresolved Staff Comments.

        There are no unresolved SEC comments with respect to reports filed by the Company under the Securities Exchange Act of 1934.

Item 2. Properties.

        The Company and the Bank own a total of 13 facilities and lease 1 facility in West Michigan. The facilities are located in Kent, Ottawa, and Allegan Counties. The individual properties are not material to the Company’s or the Bank’s business or to the consolidated financials.

        With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered adequate for current and anticipated needs.

        In addition to the facilities described above, at December 31, 2008, the Bank owned another facility, which was previously occupied by the Bank’s mortgage lending operations, which were consolidated into the main office in Byron Center. A sales agreement has been reached on this facility and the transaction is expected to be closed in the first quarter of 2009. The agreed upon sales price of the property was below the Company’s book value, which resulted in an impairment charge that was recorded in December of 2008.

Item 3. Legal Proceedings.

        From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4. Submission of Matters to Vote of Security Holders.

        A special meeting of shareholders was held on December 22, 2008, which was adjourned to January 9, 2009. At that meeting the shareholders approved an amendment to the Articles of Incorporation to authorize up to 500,000 shares of preferred stock. 1,422,494 shares voted in favor of the amendment, 779,939 shares voted against the amendment and 16,176 shares were withheld.

Executive Officers of the Company

        The Board of Directors appoints the executive officers of the Bank. There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. The following table sets forth certain information with respect to the Company’s executive officers (included for information purposes only) as of December 31, 2008:

Name	Age	Position with Company	Year Became an Executive Officer

Patrick K. Gill	57	President, Chief Executive Officer and	2002
		Director of the Company and the Bank

James A. Luyk	46	Executive Vice President, Chief Financial	2000
		Officer and Chief Operating Officer of the
		Company and the Bank

Joel F. Rahn	42	Executive Vice President and Chief Lending	2006
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

PART II

Item 5. Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the range of high and low sales prices of the Company’s common stock during 2008 and 2007, based on information available to the Company, as well as per share cash dividends declared during those periods.

	Sales Prices

2008	High	Low	Cash Dividends Declared

First Quarter	$31.50	$29.05	$0.22

Second Quarter	$30.10	$27.00	$0.22

Third Quarter	$28.28	$20.50	$0.22

Fourth Quarter	$22.75	$18.90	$0.22

2007	High	Low

First Quarter	$40.00	$35.36	$0.20

Second Quarter	$38.55	$35.50	$0.22

Third Quarter	$35.50	$30.75	$0.22

Fourth Quarter	$33.65	$29.00	$0.22

        At February 4, 2009, the Company has 747 record holders of our common stock. In addition to these record holders, we estimate that there were approximately 450 beneficial owners of our common stock who own their shares through brokers or banks. The common stock is traded and quoted on the Over-the-Counter Bulletin Board under the symbol “OKFC”.

        The Company is a holding company and substantially all of its assets are held by its subsidiaries. The Company’s ability to pay dividends to its shareholders depends primarily on the Bank’s ability to pay dividends to the Company. Dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

SHAREHOLDER RETURN PERFORMANCE GRAPH

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the Hemscott Group Index and the NASDAQ Market Index for the five-year period ended December 31, 2008. The Hemscott Group Index is an index composed of over 100 banks and bank holding companies located in the Midwest. The following information is based on an investment of $100, on December 31, 2003, in the Company’s common stock, the Hemscott Group Index, and the NASDAQ Stock Market Index, with dividends reinvested. The Company’s Common Stock is thinly traded on the OTC Bulletin Board. Accordingly, the returns reflected in the following graph and table is based on sale prices of the Company’s stock of which management is aware. There may have been sales at higher or lower prices, of which management is not aware.

	2003	2004	2005	2006	2007	2008

OAK Financial Corp.	100.00	104.71	112.92	111.29	108.52	76.53

Hemscot Group Index	100.00	106.62	102.38	118.68	92.95	62.70

NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

Source: HEMSCOTT, Inc., Richmond, Virginia

Unregistered Sales of Common Stock

The Company did not sell any shares of its common stock during 2008 that were not registered under the Securities Act of 1933, as amended, except as may have been previously reported by the Company in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Repurchases of Common Stock

The Company did not repurchase any shares of its common stock during the fourth quarter of 2008.

Item 6. Selected Financial Data (dollars in thousands, except per share data).

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2008	2007	2006	2005	2004

Consolidated Results of Operations:
Interest income	$43,305	$46,083	$41,053	$32,052	$24,734
Interest expense	18,928	22,571	18,074	10,884	8,498

Net interest income	24,377	23,512	22,979	21,168	16,236
Provision for loan losses	4,955	1,221	540	480	(1,100)
Non-interest income	5,308	8,243	6,349	5,479	5,867
Non-interest expenses	23,589	21,519	18,873	17,631	16,946

Income before federal income taxes	1,141	9,015	9,915	8,536	6,257
Federal income taxes	(395)	2,286	2,893	2,478	1,753

Net income	$1,536	$6,729	$7,022	$6,058	$4,504

Per Share Data:
Net income	$0.57	$2.49	$2.60	$2.24	$1.66
Cash dividends declared	$0.88	$0.86	$0.75	$0.59	$0.56
Book Value	$26.03	$26.20	$24.35	$22.42	$21.18
Weighted average shares outstanding	2,703	2,703	2,703	2,705	2,706

Consolidated Balance Sheet Data:
Total assets	$840,311	$743,446	$669,372	$591,085	$540,338
Loans, net of unearned income	686,932	582,296	514,538	453,879	408,867
Allowance for loan losses	9,130	7,008	7,510	7,160	6,846
Deposits	677,269	565,448	567,007	487,797	416,137
Stockholders' equity	70,355	70,813	65,821	60,595	57,353

Consolidated Financial Ratios:
Tax equivalent net interest income to
average earning assets	3.40%	3.63%	3.92%	4.04%	3.42%
Return on average equity	2.13%	9.85%	11.15%	10.28%	8.05%
Return on average assets	0.20%	0.95%	1.11%	1.07%	0.87%
Non-performing assets	0.63%	0.93%	0.17%	0.30%	0.28%
Efficiency ratio	69.10%	66.10%	63.30%	64.80%	75.80%
Dividend payout ratio	154.88%	33.82%	26.15%	21.47%	22.40%
Equity to asset ratio	8.37%	9.53%	9.84%	10.25%	10.61%
Tier 1 leverage ratio	8.04%	9.64%	9.97%	10.40%	10.71%

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

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

        The following financial review presents management’s discussion and analysis of consolidated financial condition and results of operations during the period of 2006 through 2008. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

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

        Commercial loan rating system and identification of impaired loans — The Company has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. Also, in addition to routine examinations by bank regulators, the Company employs external loan review services to assess the accuracy of risk ratings.

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

        Fair value of securities available-for-sale — Securities available-for-sale represent those securities not classified as trading or held to maturity and are reported at fair value with unrealized gains and losses, net of applicable income taxes reported in comprehensive income. The Company determines whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is recognized as a charge to non-interest income. In determining fair value for financial assets the use of assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available. In some cases an entity may determine that observable inputs require significant adjustment based on unobservable data. More information on the specific methods used to determine fair values of the Company’s securities available-for-sale at December 31, 2008 can be found under “Fair Values of Financial Instruments” in the accompanying notes to the consolidated financial statements.

        Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Premiums and discounts are recognized in interest income computed on the level-yield method.

FINANCIAL CONDITION

Summary

        Total assets increased $97 million, or 13 percent during 2008 to $840 million. For the year, total loans outstanding increased $105 million, or 18 percent and total deposits increased $112 million, or 20 percent. The increase in total loans was primarily due to an increase in commercial and commercial real estate loans. Commercial loans increased $30 million, or 21 percent, and commercial real estate loans increased $63 million, or 19 percent, in 2008. The increase in total deposits was largely due to an increase in time deposits greater than $100,000, including brokered time deposits. A discussion of changes in balance sheet amounts by major categories follows.

Securities (in thousands)

        The Bank maintains a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities, money market preferred stocks, and preferred stocks. The primary objective of the Company’s investing activities is to provide a source of liquidity, provide for safety of the principal invested and manage the Bank’s exposure to changes in interest rates.

        The Bank pledges some of its securities to secure Federal Home Loan Bank borrowings, to secure repurchase agreements and for other purposes as required or permitted by law. During 2008 the Bank increased the amount of pledged securities at FHLB to take advantage of lower funding costs. The Bank also has securities pledged at the Federal Reserve Bank Discount Window as part of the Bank’s liquidity contingency plan.

        All of the Company’s securities are classified as available-for-sale. As a result, changes in market value are recognized as adjustments to the carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity. The Company’s total holdings declined approximately $10 million from December 31, 2007 to December 31, 2008. The decrease is partially the result of the asset liability management of the Bank in relation to the loan and deposit growth the Bank experienced in 2008. The tax equivalent yield on our investment portfolio was 5.29 percent for 2008, compared to 5.03 percent for 2007.

        The Bank owned four money market preferred “MMP” securities, which it had purchased in 2007 with an original par value totaling $7.5 million. These securities were marketed and sold as liquid, short-term investments in highly rated corporations. The market for MMP securities, a type of auction-rate-securities, (“ARS”), froze in February 2008 when all the ARS market-maker, (broker-dealer) firms ceased making a market. Most of the broker-dealers have reached settlement agreements with the State Attorney Generals and / or the Securities and Exchange Commission. In general, the settlement agreements require the repurchase of all ARS sold to retail customers, but do not specifically require the repurchase of ARS products sold to institutional holders, which includes financial institutions.

        There is no longer an active market for ARS securities we own, which complicates our ability to sell the securities and our ability to determine an accurate market price. In addition to the difficulty of determining an accurate “fair-market” price, the regulators and accountants are struggling to determine the proper application of accounting rules related to the de-securitization of the ARS and the appropriate classification of any unrealized loss.

        Due to the high level of uncertainty surrounding the ARS, management has applied a conservative approach to account for these securities. An unrealized loss of $3.2 million was recorded as an other-than-temporary impairment, using the illiquid market price of the underlying collateral at December 31, 2008 to determine the “fair-market” value.

        No assurance can be provided regarding the future performance of these securities. It is possible that further market deterioration would require additional impairment charges. Conversely, it is possible that one or all of these securities would be repurchased at amounts that would allow the reversal of the recorded impairment charges.

        All four issuers of these securities are rated “A” by Standard & Poor’s Corporation. Additionally, all four securities are current on all interest and dividend payments. After the impairment charge, the tax-equivalent book yield on these securities is approximately 9.9%. More information on the impairment charge can be found under “Fair Values of Financial Instruments” in the accompanying notes to the consolidated financial statements.

        The Bank also owns capital stock in the Federal Reserve Bank System (“FRB”) and the Federal Home Loan Bank of Indianapolis (“FHLBI”), which are classified as restricted investments. On January 16, 2009, FHLBI announced that they were deferring the declaration of their fourth quarter dividend. This decision was being deferred because of the need to finalize the review of their private-label mortgage-backed securities portfolio for other-than-temporary impairment. The outcome of this review resulted in the determination that none of its private label-label mortgage backed securities were other-than-temporarily impaired as of December 31, 2008. The quarterly dividend paid to the Bank was reduced by 75 basis points due to the current challenging economic environment.

Securities available-for-sale:	Amortized Cost	Fair Value	Amount Pledged

December 31, 2008	$106,186	$107,251	$54,306
December 31, 2007	$117,145	$117,627	$35,531

Schedule of Maturities of Investment Securities and Weighted Average Yields

        The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities as of December 31, 2008. The weighted average interest rates have been computed on a fully taxable equivalent basis, using a 34 percent tax rate, based on amortized cost.

	Maturing (dollars in thousands)

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years

	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield

Available for Sale:
US government securities	$6,168	2.76%	$10,163	4.24%	$6,891	4.75%	$-	-
Mortgage-backed
securities	1,421	3.65%	13,422	4.61%	3,739	4.77%	-	-
States and Political
Subdivisions	10,455	4.82%	17,060	5.87%	27,880	5.76%	5,783	6.08%

Other Securities	3,306	4.62%	-	-	-	-	963	4.00%

Total Securities	$21,350	4.12%	$40,645	5.05%	$38,510	5.48%	$6,746	5.78%

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

        Despite the slow economy and the turmoil in the financial markets, we continue to have many opportunities to grow our loan portfolio. During 2008 the Bank’s commercial real estate and commercial loan portfolios increased $63 million, or 19 percent, and $30 million, or 21 percent, respectively. The commercial and commercial real-estate loan portfolios are the primary source of growth for the Bank’s total loan portfolios and are expected to continue to be in the future. Included in the total commercial and commercial real estate loans, were $77 million in loans that were related to construction and land development. This accounted for approximately 11 percent of the Bank’s loan portfolio as of December 31, 2008. Loans secured by residential real estate increased $13 million, or 14 percent, from December 31, 2007 to December 31, 2008. The increase was primarily due to increases in the Bank’s home equity line of credit product. Consumer loans declined $1 million, or 9 percent from December 31, 2007 to December 31, 2008. The decline in total consumer loans is the result of the continued run-off of the Bank’s consumer indirect lending business.

        It is the Bank’s general practice to sell all conforming residential real estate loans. During 2008, the Bank sold loans totaling less than $1 million with the servicing rights retained and $69 million with the servicing rights released. As a result of fewer loans being sold with servicing rights retained, the Bank’s servicing portfolio continues to decline. At December 31, 2008 and 2007, the Bank was servicing loans for others totaling approximately $136 million and $158 million, respectively.

        In addition to the communities served by the Bank’s branches, principal lending markets include nearby communities and metropolitan areas. The Bank has been able to expand its services to the broader market through its Mobile Banking service. Subject to established underwriting criteria, the Bank will occasionally participate with other financial institutions to reduce the Bank’s exposure to risk on certain large commercial loans or to fund loans, which would otherwise exceed the Bank’s legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)

	Year ended December 31,

	2008		2007		2006

	Amount	%	Amount	%	Amount	%

Commercial Real Estate	$320,183	47%	$255,530	44%	$227,323	44%
Commercial	169,762	25%	140,054	24%	107,510	21%
Residential Real Estate	113,787	16%	98,219	17%	84,359	17%
Construction & Land Development	69,574	10%	73,546	13%	78,037	15%
Consumer	13,626	2%	14,947	2%	17,309	3%

Total loans	$686,932	100%	$582,296	100%	$514,538	100%

	2005		2004

	Amount	%	Amount	%

Commercial Real Estate	$205,748	45%	$185,809	45%
Commercial	87,503	19%	76,051	19%
Residential Real Estate	84,419	19%	87,954	22%
Construction & Land Development	56,294	13%	33,333	8%
Consumer	19,915	4%	25,720	6%

Total loans	$453,879	100%	$408,867	100%

        Commercial, Construction & Land Development and Commercial Real-Estate Loans: Business loans are originated for a variety of purposes, including working capital financing, machinery and equipment acquisition and the financing of commercial real-estate. The loans are generally secured by all assets of the borrower and are underwritten based on an assessment of the industry in which the borrower operates, management, economic conditions, cash flow, owners equity and collateral. Commercial real-estate loans are secured by properties located in the Bank’s primary market area.

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

Non-performing Assets (in thousands)

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition. Loans, including loans considered impaired under SFAS No. 118 and SFAS No. 114, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more or when, in the opinion of management, full collection of principal and interest is unlikely.

	December 31,

	2008	2007	2006	2005	2004

Non-accrual loans	$2,973	$4,337	$954	$1,178	$1,430

90 days or more past due & still accruing	83	1,351	-	374	65

Total non-performing loans	3,056	5,688	954	1,552	1,495

Other real estate	2,276	1,245	186	248	-

Total non-performing assets	$5,332	$6,933	$1,140	$1,800	$1,495

Non-performing loans to total loans	0.44%	0.98%	0.19%	0.34%	0.37%
Non-performing assets to total assets	0.63%	0.93%	0.17%	0.30%	0.28%
Allowance for loan losses to total loans	1.33%	1.20%	1.46%	1.58%	1.67%
Allowance for loan losses as a percentage
of non-performing loans	299%	123%	787%	461%	458%

        The Bank’s total non-performing assets decreased $1.6 million to $5.3 million at December 31, 2008. Non-accrual loans declined $1.4 million from December 31, 2007 to December 31, 2008. The balance at December 31, 2008 consists primarily of credits related to construction and real-estate development. Loans that were 90 days or more past due and still accruing interest declined $1.3 million from December 31, 2007 to December 31, 2008. The entire balance at December 31, 2007 consisted of one commercial loan, which was fully guaranteed by the USDA and was in the process of collection. Other real estate increased $1.0 million from December 31, 2007 to December 31, 2008.

        There continues to be significant economic weakness, which has made it more difficult for customers to pay their loans as originally agreed. Although non-performing loans have declined, credit quality continues to be under pressure due to the decline in real estate values and the weakening economy. As a result, the allowance for loan losses as a percentage of portfolio loans increased from 1.20 percent at December 31, 2007 to 1.33 percent at December 31, 2008. As of December 31, 2008 there were no other interest bearing assets, which required classification.

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

	For the Year Ended December 31,

	2008		2007		2006

	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$242	$2	$379	$1	$99	$-
Interest earned	110	2	213	1	5	-

Foregone interest	$132	-	$166	-	$94	$-
income

	2005		2004

	Non-accrual	Restructured	Non-accrual	Restructured

Pro forma interest	$110	$5	$136	$4
Interest earned	4	5	50	4

Foregone interest	$106	-	$86	-
income

Allowance for Loan Losses (dollars in thousands)

	Year Ended December 31,

	2008	2007	2006	2005	2004

Balance at beginning of year	$7,008	$7,510	$7,160	$6,846	$8,390

Charge-offs:
Commercial real estate	(1,471)	(149)	(55)	-	-
Residential real estate	(585)	(150)	-	(25)	-
Commercial	(434)	(1,323)	(89)	(12)	(99)
Consumer	(456)	(190)	(289)	(413)	(711)

	(2,946)	(1,812)	(433)	(450)	(810)
Recoveries:
Commercial real estate	8	-	2	2	49
Residential real estate	4	-	-	-	-
Commercial	46	11	51	76	77
Consumer	55	78	190	206	240

	113	89	243	284	366

Net charge-offs	(2,833)	(1,723)	(190)	(166)	(444)

Additions (Reductions) to allowance charged
(credited) to operations	4,955	1,221	540	480	(1,100)

Balance at end of year	$9,130	$7,008	$7,510	$7,160	$6,846

Net charge-offs as a percent of average loans..	.45%	.31%	.04%	.04%	.12%

        As discussed under “Critical Accounting Policies” the Bank establishes an allowance for loan losses including a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors. Due to deterioration in credit quality, declines in real estate market values and the weakening economy, the allowance for loan losses as a percent of total loans increased from 1.20 percent at December 31, 2007 to 1.33 percent at December 31, 2008.

        During 2008, the Bank recorded approximately $2.8 million in net loans charged off, or .45 percent of average loans outstanding. That compares to $1.7 million in net loans charged off, or .31 percent of average loans outstanding in 2007. The increase is across broad categories of loans, resulting from the increased stresses in the economy on borrowers, combined with the declines in real estate values. The Bank did not have any losses associated with “sub-prime” mortgages, as the Bank did not invest in sub-prime mortgages.

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

	Year ended December 31,

	2008		2007		2006

	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance

Commercial and
commercial real
estate	$7,589	83%	$5,608	80%	$6,130	82%
Real estate mortgages	461	5%	377	6%	333	4%
Consumer	1,080	12%	926	13%	1,008	13%
Unallocated	-	0%	97	1%	39	1%

Total	$9,130	100%	$7,008	100%	$7,510	100%

	2005		2004

	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance

Commercial and
commercial real
estate	$5,615	78%	$4,775	70%
Real estate mortgages	328	5%	301	4%
Consumer	1,082	15%	1,269	19%
Unallocated	135	2%	501	7%

Total	$7,160	100%	$6,846	100%

        In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for other adversely rated loans, (iii) an allocation based on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends. The allowance for loan losses as a percent of total loans reflects management’s assessment of the credit quality of the Bank’s loan portfolio.

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

        Considerable attention has been devoted to the national housing market and the national economy. The Michigan economy continues to struggle due to the current housing slump, the struggling auto industry and high unemployment rates. The economy in West Michigan, while stronger than the state as a whole, is influenced by the state’s economy. Although highly subjective, the economic conditions in Michigan are reflected in the amount reserved in the allowance for possible loan losses.

        Actual losses experienced in the future could vary from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could affect the adequacy of the allowance for loan losses.

Sources of Funds

        The primary sources of funding for the Bank are deposits (including brokered deposits), Federal Home Loan Bank advances, federal funds purchased and other borrowed funds. Total deposits increased $112 million, or 20 percent, from December 31, 2007 to December 31, 2008. The largest change came from a $119 million, or 87 percent increase in time deposits over $100,000, which was slightly off-set by a $18 million, or 15 percent decline in time deposits less than $100,000. The increase in time deposits over $100,000 was largely from brokered time deposits, which were used as a significant source to fund the growth of the Bank’s loan portfolio. The current economic environment has had an adverse effect on local deposit pricing. We have elected to use brokered deposits versus paying higher interest rates for local deposits. The Bank also increased its use of Federal Home Loan Bank Advances during 2008. FHLB advances increased $20 million from December 31, 2007 to December 31, 2008. The shift from core deposit sources to brokered deposits and non-deposit funding sources was in response to asset and liability management objectives and funding cost advantages. Brokered deposits and non-deposit funding sources are used by the Bank to fund loan growth, when loan growth exceeds the Bank’s ability to grow local deposits. The Bank plans to continue to use brokered deposits and alternative funding sources as part of its asset and liability management plan.

        Total non-deposit funding sources such as Fed funds purchased, repurchase agreements and Federal Home Loan Bank advances declined $14 million from December 31, 2007 to December 31, 2008. Federal funds purchased decreased $35million, repurchase agreements remained flat, and FHLB advances increased $20 million.

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

Average Deposit Balances (dollars in thousands)

        The following table lists the total average deposit balances during 2008 and 2007 and the weighted average rates paid on the funds provided:

	Average for the Year

	2008		2007

	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$75,630		$72,969
NOW Accounts	154,480	1.41%	149,417	3.32%
MMDA/Savings	87,404	0.85%	81,124	1.73%
Time - less than $100,000	107,337	3.75%	125,863	4.58%
Time - greater than $100,000	189,478	4.12%	141,210	5.05%

Total Deposits	$614,329	2.40%	$570,583	3.37%

        The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to insure that its rates are competitive with the market. The Bank also offers a wide variety of products to meet the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit with many term options. A decline in short-term market interest rates contributed to a significant decrease in the average rates paid on deposits.

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2008			December 31, 2007

	Average Balance	Average Maturity	Average Rate	Average Balance	Average Maturity	Average Rate

Repurchase agreements	$20,350	9 months	4.83%	$11,112	21 months	4.81%
FHLB Borrowings	55,662	32 months	4.82%	34,226	27 months	5.53%
Federal funds purchased	17,891	1 day	2.77%	16,348	1 day	5.27%
Other borrowings	519	1 day	1.43%	776	1 day	5.16%

	$94,422		4.41%	$62,462		5.33%

        The repurchase agreements are fixed rate borrowings arrangements that are secured by U.S. federal agency securities. These securities are being held by the counterparty to the repurchase agreement. The maximum amounts outstanding at any month end during both 2007 and 2008 were $20 million. The yield on the repurchase agreements at both December 31, 2007 and December 31, 2008 were 4.82%.

        The majority of the Bank’s FHLB borrowings have a fixed term and fixed interest rate, some of which can be called by the issuer after a lockout period. At December 31, 2008 we also had a variable rate FHLB advance, which can be pre-paid at any time.

RESULTS OF OPERATIONS

Summary

        The Company’s net income was $1.5 million in 2008, down 77 percent from the $6.7 million reported for 2007. Basic and diluted earnings per share for the full year amounted to $0.57, a decline of 77 percent from the $2.49 reported in 2007. The decline in net income can be attributed to a few significant or unusual items reflected in the results for 2008. These items include a $3.7 million increase in the loan loss provision, a $3.2 million impairment charge on investment securities, $0.8 million in impairment charges and losses on other real estate and a $0.3 million increase in loan collection expenses.

        Net interest income increased $0.9 million, or 4 percent in 2008, compared to 2007. This was due to the increase in average earning assets that occurred during the year, which was partially offset by a decline in the net interest margin from 2007 to 2008. Average earning assets increased $76 million from 2007 to 2008. The net interest margin was 3.40 percent in 2008 compared to 3.63 percent in 2007. Non-interest income declined $2.9 million, or 36 percent from 2007 to 2008. The decline can be attributed to a $3.2 million impairment charge on the Bank’s money-market preferred (MMP) auction rate securities. The impairment charge represents approximately 43% of the $7.5 million par value of these securities. While it is normal for security values to rise and fall, it was determined that the decline in market value of the MMP’s was other-than-temporary. All four securities that the company owns continue to be investment grade and are current on all interest and dividend payments. Excluding the impairment charge on investments, non-interest income increased 3 percent over the prior year. Deposit service charges increased 4 percent and mortgage banking fees increased 19 percent in 2008, compared to 2007. Total non-interest expenses increased $2.1 million, or 10 percent from 2007 to 2008. This was largely due to increases in occupancy expenses related to our new East Paris branch and the renovation of a couple of older branches, increases in FDIC fees, losses on other real estate and loan collection costs.

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

Earnings Performance (in thousands, except per share data)

	Year Ended December 31,

	2008	2007	2006

Net income	$1,536	$6,729	$7,022
Per share of common stock	$0.57	$2.49	$2.60

Earnings ratios:
Return on average assets	0.20%	0.95%	1.11%
Return on average equity	2.13%	9.85%	11.15%

        Net income declined 77 percent from 2007 to 2008. Increases in net interest income, service charges on deposit accounts and mortgage banking revenue, were offset by a significantly higher provision for loan losses, an impairment charge on investment securities, losses on other real estate and higher loan and collection expenses. This resulted in a decline in earnings per share from $2.49 in 2007 to $0.57 in 2008.

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

Net Interest Income

        The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company’s major categories of assets, liabilities, and stockholders’ equity for the periods indicated:

Interest Yields and Costs (in thousands)

	Year ended December 31,

	2008			2007			2006

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets
Federal funds sold	$1,407	$27	1.92%	$1,615	$79	4.87%	$4,793	$243	5.08%
Securities:
Taxable	57,012	2,671	4.68%	64,577	2,974	4.61%	72,290	3,196	4.45%
Tax-exempt(1)	59,810	3,509	5.87%	56,806	3,131	5.51%	40,909	2,183	5.28%
Loans and leases(2)(3)	627,748	28,098	6.07%	547,082	40,731	7.45%	483,994	36,032	7.44%

Total earning assets/	745,977	$44,305	5.94%	670,080	$46,915	7.00%	601,986	$41,654	6.92%
total interest income

Cash and due from banks	12,366			11,895			11,915
All other assets	26,204			23,995			19,343

Total assets	$784,547			$705,970			$633,244

Liabilities and
Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	$241,884	$2,927	1.21%	$230,542	$6,354	2.76%	$210,385	$4,878	2.32%
Time	296,815	11,828	3.98%	267,073	12,890	4.83%	251,690	11,370	4.52%
Securities sold under
agreements to repurchase
and federal funds purchased	38,241	1,479	3.87%	16,348	861	5.27%	5,741	288	5.02%
Other borrowed money	57,170	2,694	4.71%	46,114	2,467	5.35%	27,707	1,538	5.55%

Total interest bearing	634,110	$18,928	2.98%	560,077	$22,572	4.03%	495,523	$18,074	3.65%
liabilities/ total
interest expense

Non-interest bearing
deposits	73,177			71,164			69,244
All other liabilities	5,106			6,090			5,501

Total liabilities	712,393			637,331			570,268

Total stockholders' equity	72,154			68,639			62,976

Total liabilities and	$784,547			$705,970			$633,244
equity

Net interest income-FTE		$25,377			$24,343			$23,580

Net interest margin as a			3.40%			3.63%			3.92%
percentage of average
earning assets - FTE

(1)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.
(2)	Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $3,771,000, $2,702,000 and $1,049,000 in 2008, 2007 and 2006 respectively.
(3)	Interest on loans includes net origination fees totaling $81,000 in 2008, $102,000 in 2007, and $203,000 in 2006.

        Net interest income is our principal source of income. In the current year, tax equivalent net interest income increased $1.0 million to $25.4 million in 2008, a 4 percent increase from 2007. This resulted in a net interest margin, as a percentage of average earning assets, on a fully taxable equivalent basis, of 3.40 percent.

        In 2008, the yield on total earning assets declined 106 basis points, compared to a 105 basis point decline in the total interest-bearing liabilities cost of funds. The decline in the interest yield was primarily the result of a decline in the yield that was earned on variable rate loans, due to the decline in short term interest rates. The decline in the cost of funds was a result of decline in the interest rates paid on deposits and a shift of funds to lower cost alternative sources of funds. This resulted in the Company’s net interest margin declining 23 basis points, from 3.63 percent in 2007 to 3.40 percent in 2008.

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

        Due to the decline in short-term interest rates that occurred in late 2008, we expect that there will be continued pressure on the net interest margin in the early part of 2009. The net interest margin is also considerably affected by the monetary policies of the U.S. government, local competition and level of economic activity. There is no assurance regarding rates and the Bank’s net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2008 Compared to 2007			2007 Compared to 2006

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in interest
expense (1)
Federal funds sold	($ 9)	($ 43)	($ 52)	($ 154)	($ 10)	($ 164)
Securities:
Taxable	(353)	50	(303)	(339)	117	(222)
Tax Exempt (2)	171	207	378	853	95	948
Loans (2)	5,513	(8,146)	(2,633)	4,697	2	4,699

Total interest income	5,322	(7,932)	(2,610)	5,057	204	5,261

Increase (decrease) in interest
expense

Interest bearing deposits:

Savings/NOW Accounts	299	(3,726)	(3,427)	497	979	1,476

Time	1,338	(2,400)	(1,062)	717	803	1,520
Federal funds purchased	75	(441)	(366)	558	15	573

Other Borrowed Money	1,524	(313)	1,211	938	(9)	929

	3,236	(6,880)	(3,644)	2,710	1,788	4,498
Total Interest Expense

Net interest income (FTE)	$2,086	($1,052)	$1,034	$2,347	($1,584)	$763

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.

        Interest from loans is the primary source of interest income for the Bank. Net interest income is significantly influenced by results of the Bank’s lending activities. Fully tax equivalent interest income decreased $2.6 million from 2007 to 2008, compared to a $3.6 million decrease in interest expense for the same period, resulting in a $1.0 million increase in fully tax equivalent net interest income. The increase in net interest income that was the result of the growth in earning assets was largely offset by the decline in net interest income that was the result of the decline in interest rates.

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

Composition of Average Earning Assets and Interest Paying Liabilities

	Year ended December 31,

	2008	2007	2006

As a percent of average earning assets
Loans	84%	82%	80%
Other earning assets	16%	18%	20%

Average earning assets	100%	100%	100%

Savings and NOW accounts	32%	34%	35%
Time deposits	40%	40%	42%
Repurchase agreements, fed funds purchased and other
borrowings	13%	9%	6%

Average interest bearing liabilities	85%	83%	83%

Average earning asset to total assets	95%	95%	95%
Free funds ratio	15%	17%	17%

        The Bank’s earning asset ratio has remained at 95 percent for 2008, 2007 and 2006.

        The free funds ratio, funds on which the Bank does not pay interest, was 15 percent in 2008, compared to 17 percent in 2007 and 2006. The decline is mainly the result of the increase in interest bearing deposits.

Provision and Allowance for Loan Loss

        The provision for loan losses charged to earnings was $4,955,000 in 2008. This compares to a charge of $1,221,000 in 2007 and $540,000 in 2006. The significant increase in the provision that was charged to earnings in 2008 reflects credit deterioration in the weakening economy as well as the strong growth that the Bank has had in its loan portfolio. Due to the current state of the economy, both in Michigan and nationally, we are projecting that the provision for loan losses charged to income in 2009 will remain at an elevated level, to support anticipated loan growth, net charge-offs and changes in credit quality. The actual provision charged to income may vary from the projected amount based on changes in these factors.

        Management monitors the underwriting standards and loan administration of the Bank, to ensure that they are appropriate. Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)

	Year Ended December 31,

	2008	2007	2006

Service charges on deposit accounts	$5,416	$5,224	$3,922
Net gains on asset sales:
Loans	1,323	1,049	679
Securities	57	12	18
Impairment of investment securities	(3,231)	-	-
Amortization of mortgage servicing rights	(426)	(446)	(419)
Loan servicing fees	391	443	510
Insurance premium revenue	857	969	874
Brokerage revenue	371	356	233
Other	550	636	532

Total non-interest income	$5,308	$8,243	$6,349

        Non-interest income declined $2,935,000, or 36 percent in 2008, compared to 2007. The decline was the result of a $3,231,000 impairment charge on the Bank’s money-market preferred securities, due to deterioration in the market value of these securities. Excluding this charge, non-interest income increased $296,000, or 4 percent, in 2008, compared to 2007. Service charges on deposit accounts increased $192,000, or 4 percent in 2008, compared to 2007. The increase was due to increases in ATM fee income, resulting from the placement of several new offsite ATM’s during 2008. Net gains on the sale of loans increased $274,000, or 26 percent in 2008, compared to 2007. The increase was due to increased mortgage activity as well as income derived from the sale of the guaranteed portion of some SBA loans. Insurance premium revenue declined $112,000, or 12 percent from 2007 to 2008. This was due to a decline in annual profit-sharing income received from the insurance underwriters, which is based on the production of the insurance agency and the loss rate of the policyholders.

        Non-interest income increased $1,763,000, or 27 percent in 2007, compared to 2006. The increase was largely due to a $1,302,000, or 33 percent increase in service charges on deposit accounts. The significant increase was due to growth of deposit accounts, improved collection of overdraft fees and continued growth resulting from the introduction of the overdraft privilege product in the second half of 2006. Net gains on the sale of loans increased $323,000, or 48 percent in 2007, compared to 2006. The increase was due to increased mortgage activity that resulted from the addition of some lenders during the year. Insurance premium revenue increased $95,000, or 11 percent from 2006 to 2007. This was due to an increase in annual profit-sharing income. Brokerage revenue increased $123,000, or 53 percent from 2006 to 2007. The increase was largely due staffing additions within our investments unit.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

	Year ended December 31,

	2008	2007	2006

Total real estate mortgage loan originations	$83,091	$72,949	$51,677

Real estate mortgage loan sales, servicing retained	$426	$497	$1,867

Real estate mortgage loan sales, servicing released	$68,780	$60,692	$37,855

Net gains on the sale of real estate mortgage loans	$1,228	$1,002	$679

Net gains as a percent of real estate mortgage loan sales..	1.77%	1.64%	1.71%

        The gain on the sale of real estate loans increased 23 percent from 2007 to 2008. We experienced high volume of mortgage refinancing activity both early in 2008 and late in 2008 as interest rates on mortgages dropped for periods of time. Total real estate mortgages originated increased to $83 million in 2008, compared to $73 million in 2007 and $52 million in originations that occurred in 2006. We sell the majority of the loans that we originate with servicing rights released. Selling loans with servicing rights released reduces the Bank’s exposure to changes in the value of the servicing rights, due to changes in interest rates. Net gains as a percentage of real estate mortgage loan sales for 2008 was 1.77 percent, compared to 1.64 percent in 2007 and 1.71 percent in 2006.

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

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year ended December 31,

	Proceeds	Gains	Losses	Net

2008	$8,778	$57	$-	$57
2007	$3,844	$29	$17	$12
2006	$8,063	$73	$55	$18

        The Company recognized a net gain of $57,000 on the sale of securities in 2008, compared to a net gain of $12,000 in 2007 and a net gain of $18,000 in 2006. In addition to providing interest income and secondary liquidity, our securities portfolio is an important part of our asset and liquidity management plan. Generally, the majority of the securities in the investment portfolio are classified as available for sale to provide flexibility in managing the Bank’s liquidity and interest rate risk.

Non-interest Expense (in thousands)

	Year ended December 31,

	2008	2007	2006

Salaries	$10,194	$10,223	$9,590
Employee benefits	2,313	2,170	1,718
Occupancy	1,847	1,581	1,509
Equipment	1,305	1,134	970
Data processing and software	2,132	1,899	1,563
Professional and legal fees	864	838	521
Printing and supplies	410	377	326
Marketing	496	510	415
FDIC insurance fees	444	173	63
Loss (gain) on other real estate	591	(45)	(176)
Loan and collection	520	231	126
Other	2,473	2,428	2,248

Total non-interest expense	$23,589	$21,519	$18,873

        Non-interest expense increased $2,070,000, or 10 percent in 2008, compared to 2007. Salaries and employee benefits expenses increased $114,000 or less than 1 percent from 2007 to 2008. Increases from normal annual salary adjustments and increases in employee medical insurance costs were largely offset by the reversal of annual incentive accruals in the fourth quarter of 2008. Occupancy and equipment costs increased $437,000, or 16 percent in 2008, compared to 2007. The increase is the result of the addition of our new East Paris branch as well as the renovation of a couple of older branches. Data processing and software expenses increased $233,000, or 12 percent in 2008, compared to 2007, as we continue to invest in technology and software upgrades. FDIC insurance fees increased $271,000, or 157 percent in 2008, compared to 2007. The increase in FDIC insurance fees reflects the full utilization of the Bank’s FDIC credits during 2007. The loss on other real estate and loan and collection costs increased $925,000, or 497 percent, from 2007 to 2008. The increase is a result of a decline in credit quality and the significant decline in real estate values.

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

        On October 14, 2008 the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The new program will (1) guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies, and (2) provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC insured institutions, regardless of the dollar amount. The insurance on senior unsecured debt would be assessed an annualized fee based upon the term of the debt guaranteed under the program. The insurance on non-interest bearing transaction deposit accounts would be assessed a fee equal to 10 basis points on deposits not otherwise covered by the existing deposit insurance limit of $250,000. Both of the programs under the TLGP were optional for banks to participate in. We elected to participate in both the debt guarantee program and the transaction deposit account guarantee program. We currently do not have any debt that qualifies under the debt guarantee program, but the participation in the transaction account guarantee program will increase our FDIC insurance fees during 2009.

        On October 20, 2008, the FDIC announced a proposed rule on assessments, which would amend the system for risk based assessments and change assessment rates. For the first quarter of 2009, the FDIC is raising the current rates uniformly by 7 basis points. The FDIC also established a new initial base assessment rates that will be subject to three adjustments based on (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt, and for small institutions, a portion of Tier one capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The new rule will significantly increase our FDIC insurance fees in 2009.

Provision for Income Taxes

        The provision for income taxes was a credit of $395,000 in 2008, compared with $2,286,000 in 2007 and $2,893,000 in 2006. The Company’s effective tax rate approximated a 35 percent credit in 2008, 25 percent in 2007 and 29 percent in 2006. The significant change in the effective tax rate is the result of the percentage of income that is exempt from federal taxes in comparison to the Company’s overall income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital

        Capital provides the foundation for future growth and expansion. The major component of capital is stockholders’ equity. Stockholders’ equity was $70.4 million at December 31, 2008, a decline of $0.5 million, or 1 percent from a year ago. The decrease resulted from the dividends that were paid during 2008 being higher than the Company’s net income for the year. The recent growth of the loan portfolio, combined with the effects of the weakening economy, has resulted in a decline in our capital ratios. The Company generally funds growth from existing capital and the retention of earnings. We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate for current and projected needs at both the Bank and Corporation.

        In 2008, the Company declared cash dividends totaling $2.3 million, approximately 155 percent of earnings. In 2007, the Company declared cash dividends totaling $2.3 million, or approximately 35 percent of earnings.

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

        The Treasury Capital Purchase Program requires that participating entities have preferred securities authorized for issuance. On October 16, 2008 the Corporation’s Board of Directors adopted a resolution to amend our articles of incorporation to authorize the issuance of 500,000 shares of preferred stock. The resolution was voted on and approved at a special meeting of the shareholders that was held on December 22, 2008, which was adjourned to January 9, 2009.

        The Company applied for $20 million in funds under the Capital Purchase Program and received preliminary approval of the application from the U.S. Treasury in January, 2009. After careful consideration and evaluation, a decision was made to decline participation in the program. We believe that our capital is adequate to support our business. Furthermore, the constraints and uncertainty of participating in the CPP outweigh the expected benefits.

Capital Resources (in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company’s various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at December 31, 2008, as shown in the table below:

	Regulatory Requirements		December 31,

	Adequately Capitalized	Well Capitalized	2008	2007

Tier 1 capital			$69,551	$70,342
Tier 2 capital			9,130	7,008

Total qualifying capital			$78,681	$77,350

Tier 1 leverage ratio	4%	5%	8.53%	9.64%
Tier 1 risk-based capital	4%	6%	9.51%	11.07%
Total risk-based capital	8%	10%	10.76%	12.18%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table shows the amount of total loans outstanding as of December 31, 2008, which based on scheduled maturity dates, are due in the periods indicated:

	Maturing (in thousands)

	1 year or less	1-5 years	After 5 years	Total

Residential Real Estate	$7,640	$35,098	$64,215	$106,953
Installment	1,810	6,322	5,494	13,626
Commercial Real Estate	103,400	231,789	61,456	396,645
Other Commercial	82,668	64,950	22,090	169,708

Totals	$195,518	$338,159	$153,255	$686,932

Allowance for Loan Losses				(9,130)

Total Loans Receivable, Net				$677,802

        Below is a schedule of the amounts maturing or re-pricing as of December 31, 2008, which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity (in thousands)

	Fixed Rate	Variable Rate	Total

Due within 3 months	$19,103	$242,744	$261,847
Due after 3 months within 1 year	58,942	936	59,878
Due after one but within five years	277,157	236	277,393
Due after five years	87,814	-	87,814

Total	$443,016	$243,916	$686,932

Allowance for loan losses			(9,130)

Total loans receivable, net			$677,802

Asset/Liability Gap Position (in thousands)

	December 31, 2008

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Fed funds sold & due from time	$152	$-	$-	$-	$152
Loans	361,177	54,015	223,822	47,918	686,932
Securities (including restricted
investments)	14,086	25,068	31,569	41,629	112,352
Loans held for sale	2,762	-	-	-	2,762
Other assets, net	-	-	-	-	38,113

Total Assets	$378,177	$79,083	$255,391	$89,547	$840,311

Liabilities and Equity:
Savings & NOW	$201,392	$2,640	$14,082	$25,924	$244,038
Time	92,400	129,220	132,055	2,971	356,646
Other borrowings	9,385	27,238	43,755	6,207	87,335
Non-interest bearing deposits	-	-	-	-	76,585
Other liabilities	-	-	-	-	5,353
Stockholders' equity	-	-	-	-	70,355

Total liabilities and stockholders' equity	$303,177	$159,848	$189,892	$35,102	$840,311

Rate sensitivity gap and ratios:
Gap for period	$75,000	$($80,765)	$65,499	$54,445
Cumulative gap	$75,000	($ 5,765)	$59,734	$114,179
Period gap ratio	1.25	0.49	1.34	2.55
Cumulative gap ratio	1.25	0.99	1.09	1.17
Gap /Total Earning assets
Period	19.8%	(102.1%)	25.6%	60.8%
Cumulative	19.8%	(1.3%)	8.4%	14.2%

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

        At December 31, 2008 the cumulative one-year liability gap position was approximately 1 percent of earning assets. The previous table reflects that the Bank has a asset-repricing gap of approximately $75 million at 3 months and a liability-repricing gap of $6 million at one year. Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk. Management is comfortable with the Bank’s current GAP position and interest rate exposure and will continue to monitor the Bank’s sensitivity to changes in interest rates. Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change		Net Interest Income(2)	Percent Change

300 basis point rise	$61,038	(16.	2%)	$27,328	9.3%
200 basis point rise	$65,525	(10.	1%)	$26,572	6.3%
100 basis point rise	$69,593	(4.5%)		$25,813	3.2%
Base rate	$72,868	-		$25,005	-
100 basis point decline	$76,667	5.2%		$23,587	(5.7%)
200 basis point decline	$83,304	14.3%		$22,045	(11.	8%)
300 basis point decline	$91,721	25.9%		$20,338	(18.	7%)

(1)	Simulation analyses calculates the change in the net present value of the Company’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.
(2)	Simulation analyses calculates the change in net interest income, under parallel shifts in interest rates over the next 12 months based on a static balance sheet.

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

        Our liquidity strategy is to fund loan growth with deposits, and other borrowed funds and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity. The growth of the Bank’s loan portfolio during 2008 was primarily funded through brokered time deposits and FHLB advances. Brokered time deposits increased by $136 million and advances from the Federal Home Loan Bank increased by $20 million at December 31, 2008 compared to December 31, 2007.

        The Bank has the ability to borrow money on a daily basis through one of its correspondent banks using an established federal funds purchased lines. The Bank has established an unsecured federal funds purchased borrowing limit totaling $25 million. At December 31, 2008, the Bank had $2 million in federal funds purchased. During 2008, the Bank’s federal funds purchased position averaged $17.9 million and its federal funds sold position averaged $1.3 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), the Bank has access to FHLBI’s borrowing programs. At December 31, 2008, FHLB advances totaled $63.7 million and the Bank could borrow an additional $16.8 million without pledging any additional collateral.

        It has been our practice to use overnight federal funds lines of credit with correspondent banks as a short-term source of liquidity. The recent events, within the financial industry, have caused some of our correspondent to reduce or eliminate the lines of credit that were available to us. At December 31, 2008, we had an available federal funds line of credit totaling $25 million from one of our correspondent banks. This compares to $65 million in available lines of credit at December 31, 2007. For these reasons we have replaced over $35 million in federal funds purchased with longer term brokered deposits. We intend to maintain a more neutral federal funds position for the near future.

        We recently expanded our liquidity contingency plan by pledging collateral at the Federal Reserve Discount Window. During the fourth quarter of 2008 we pledged approximately $15 million of municipal securities, which were unable to be pledged towards other borrowings.

        Net cash flows from operating activities can fluctuate from year to year based on the amount of the Company’s earnings for the year, the provision for loan losses recorded during the year, the dollar amount of mortgage loans originated compared to the amount of mortgage loans sold, and the gain generated from the sale of those loans. The changes from 2007 to 2008 and from 2006 to 2007 are largely due to lower net income and a higher provision for loan losses being offset by higher gains from the sale of loans and the deferred tax asset that resulted from the impairment charge on investment securities.

        Cash flows from investment activities reflect cash used to fund the increase in total loans, cash received from the maturity and sale of available for sale securities and the reinvestment of that cash through the purchase of new securities. The changes in cash flows from investment activities are mainly the result of the growth of the Bank’s loan portfolio and proceeds from the maturities of available for sale securities. Total loans increased by $107 million from 2007 to 2008 compared to an increase of $69 million from 2006 to 2007. Proceeded from the maturities of investment securities were $44 million in 2007 compared to $35 million in 2007.

        Net cash flows from financing activities reflect the increases or decreases in the products used to fund the loan growth of the Bank. The change in cash flows from financing activities reflects an increase in the Bank’s total deposits of $112 million, a net increase in FHLB borrowings of $20 million and a decrease in federal funds purchased of $35 million.

        The Company’s cash and cash equivalents remained flat at $15 million at December 31, 2008. Overall liquidity is primarily determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)

	Payments Due by Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Time deposits	$221,462	$71,774	$60,280	$3,130	$356,646
Federal funds purchased	2,300	-	-	-	2,300
FHLB advances	15,000	26,783	5,338	16,534	63,655
Repurchase agreements	14,750	5,600	-	-	20,350
Other borrowed funds	1,030	-	-	-	1,030

Total contractual cash obligations	$254,542	$104,157	$65,618	$19,664	$443,981

Other Commercial Commitments

	Amount of Commitment Expiration Per Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Commitments to grant loans	$33,412	$-	$-	$-	$33,412
Unfunded commitment under commercial and
other lines of credit	143,268	10,453	9,836	6,121	169,678
Unfunded commitments under home equity
lines of credit	54,295	-	-	-	54,295
Commercial and standby letters of credit	6,060	1,793	-	-	7,853

Total commitments	$237,035	$12,246	$9,836	$6,121	$265,238

        All of the commercial commitments are underwritten using the commercial loan underwriting guidelines. The amount of unfunded commitments increased 7% from 2007 to 2008.

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

Selected Quarterly Financial Data (Unaudited):(in thousands, except per share data)

	Three Months Ended

	March 31	June 30	September 30	December 31

Periods Ended, 2008
Total Assets	$764,608	$787,055	$802,256	$840,311
Net Interest Income	6,018	6,235	6,106	6,018
Provision for Loan Losses	675	930	1,400	1,950
Net Income	$1,482	$1,199	$737	($ 1,882)

Earnings per Share	$0.55	$0.44	$0.27	($ 0.69)
Book Value per Share	$26.77	$26.37	$26.49	$26.03
Return on Average Assets	0.80%	0.62%	0.37%	(0.92%)
Return on Stockholders' Equity	8.29%	6.64%	4.06%	(10.45%)
Efficiency Ratio	66.1%	69.0%	70.0%	71.0%

Periods Ended, 2007
Total Assets	$688,634	$712,745	$731,014	$743,446
Net Interest Income	5,715	6,032	5,937	5,828
Provision for Loan Losses	160	337	162	562
Net Income	$1,740	$1,752	$1,761	$1,476

Earnings per Share	$0.64	$0.65	$0.65	$0.55
Book Value per Share	$24.83	$24.97	$25.67	$26.20
Return on Average Assets	1.04%	1.01%	0.97%	0.80%
Return on Stockholders' Equity	10.61%	10.39%	10.19%	8.32%
Efficiency Ratio	65.0%	65.0%	66.7%	67.5%

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

        Management of OAK Financial Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

        Plante & Moran, PLLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Dated: March 6, 2009

/s/ Patrick K. Gill —————————————— Patrick K. Gill President and Chief Executive Officer

/s/ James A. Luyk —————————————— James A. Luyk Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.A.K. Financial Corporation and Subsidiaries

        We have audited the accompanying balance sheets of O.A.K. Financial Corporation as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, O.A.K. Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Auburn Hill, Michigan
March 2, 2009

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,

	2008	2007

ASSETS

Cash and due from banks	$15,411	$15,342

Available-for-sale securities	107,251	117,627

Loans held for sale	2,762	3,496

Total loans	686,932	582,296
Allowance for loan losses	(9,130)	(7,008)

Net loans	677,802	575,288

Accrued interest receivable	3,967	3,580
Premises and equipment, net	16,782	16,372
Restricted investments	5,101	3,379
Other assets	11,235	8,362

Total assets	$840,311	$743,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$76,585	$74,015
Interest bearing	600,684	491,433

Total deposits	677,269	565,448

Federal funds purchased	2,300	37,600
Repurchase Agreements	20,350	20,350
FHLB advances	63,655	43,258
Other borrowed funds	1,030	436
Other liabilities	5,352	5,541

Total liabilities	769,956	672,633

Stockholders' equity
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,703,009 at December 31,
2008 and 2007	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	34,171	35,014
Accumulated other comprehensive income	703	318

Total stockholders' equity	70,355	70,813

Total liabilities and stockholders' equity	$840,311	$743,446

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)

	Year Ended December 31,

	2008	2007	2006

Interest income
Interest and fees on loans	$38,082	$40,717	$36,022
Available-for-sale securities	4,984	5,129	4,615
Restricted investments	212	158	173
Other	27	79	243

Total interest income	43,305	46,083	41,053

Interest expense
Deposits	14,755	19,244	16,248
Federal funds purchased	495	861	286
Repurchase agreements	984	535	2
FHLB advances	2,680	1,892	1,470
Other borrowed funds	14	39	68

Total interest expense	18,928	22,571	18,074

Net interest income	24,377	23,512	22,979

Provision for loan losses	4,955	1,221	540

Net interest income after provision for
loan losses	19,422	22,291	22,439

Non-interest income
Service charges on deposit accounts	5,416	5,224	3,922
Mortgage banking	1,193	999	770
Net (loss) gain on available for sale securities	(3,174)	12	18
Insurance premiums & brokerage fees	1,228	1,325	1,107
Other	645	683	532

Total non-interest income	5,308	8,243	6,349

Non-interest expenses
Salaries	10,194	10,223	9,590
Employee benefits	2,313	2,170	1,718
Occupancy (net)	1,847	1,581	1,509
Furniture and fixtures	1,305	1,134	970
Data processing and software	2,132	1,899	1,563
Professional and legal fees	864	838	521
Loss (gain) on other real estate	591	(45)	(176)
Loan and collection	520	231	126
FDIC fees	444	173	63
Other	3,379	3,315	2,989

Total non-interest expenses	23,589	21,519	18,873

Income before federal income taxes	1,141	9,015	9,915

Federal income taxes	(395)	2,286	2,893

Net income	$1,536	$6,729	$7,022

Income per common share: *
Basic	$0.57	$2.49	$2.60
Diluted	$0.57	$2.49	$2.60

* Per share data has been adjusted to reflect the 10% stock dividends on May 31, 2007 and May 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Year Ended December 31,

	2008	2007	2006

Shares of common stock issued and outstanding
Balance, beginning of year	2,703	2,458	2,235
Stock dividend	-	245	223

Balance, end of year	2,703	2,703	2,458

Common stock
Balance, beginning of year	$2,703	$2,458	$2,235
Stock dividend	-	245	223

Balance, end of year	$2,703	$2,703	$2,458

Additional paid-in-capital
Balance, beginning of year	$32,778	$23,880	$14,957
Stock dividend	-	8,898	8,923

Balance, end of year	$32,778	$32,778	$23,880

Retained earnings
Balance, beginning of year	$35,014	$39,767	$43,926
Net income	1,536	6,729	7,022
Stock dividend	-	(9,157)	(9,161)
Cash dividends declared	(2,379)	(2,325)	(2,021)

Balance, end of year	$34,171	$35,014	$39,766

Accumulated other comprehensive (loss) income
Balance, beginning of year	$318	($ 283)	($ 523)
Other comprehensive income	385	601	240

Balance, end of year	$703	$318	($ 283)

Total stockholders' equity	$70,355	$70,813	$65,821

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATAEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,

	2008	2007	2006

Cash flows from operating activities
Net income	$1,536	$6,729	$7,022
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,393	1,213	1,034
Provision for loan losses	4,955	1,221	540
Proceeds from sales of loans held for sale	70,433	62,191	40,401
Originations of loans held for sale	(68,471)	(63,065)	(40,744)
Net gain on sales of available-for-sale securities	(57)	(12)	(18)
Impairment of available-for-sale securities	3,231	-	-
Net gain on sales of loans held for sale	(1,228)	(1,002)	(679)
Net amortization of investment premiums	160	275	383
Net loss on sales of property and equipment	(10)	4	96
Deferred federal income taxes	(1,939)	19	(199)
Changes in operating assets and liabilities,
which provided (used) cash:
Accrued interest receivable	(387)	138	(565)
Other assets	(734)	(1,352)	447
Other liabilities	(385)	(80)	754

Net cash provided by operating activities	8,497	6,279	8,472
Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	43,516	35,463	9,388
Proceeds from sales	8,778	3,844	8,063
Purchases	(44,670)	(39,703)	(31,470)
Net (purchases) redemptions of restricted investments at par	(1,722)	(281)	21
Net increase in loans held for investment	(107,469)	(69,484)	(60,850)
Purchases of premises and equipment	(2,024)	(1,594)	(2,417)
Proceeds from the sale of premises and equipment	31	6	2

Net cash used in investing activities	(103,560)	(71,749)	(77,263)
Cash flows from financing activities
Net increase (decrease) in deposits	111,820	(1,558)	79,110
Net increase (decrease) in TT&L note	594	(3,564)	431
Proceeds from FHLB borrowings	63,404	23,000	-
Repayments of FHLB borrowings	(43,007)	(3,979)	(6,563)
Dividends declared	(2,379)	(2,285)	(2,036)
Net increase (decrease) repurchase agreements	-	20,350	(796)
Net (decrease) increase in fed funds purchased	(35,300)	34,550	(3,000)

Net cash provided by financing activities	95,132	66,514	70,146
Net increase in cash and cash equivalents	69	1,044	1,355
Cash and cash equivalents, beginning of year	15,342	14,298	12,943

Cash and cash equivalents, end of year	$15,411	$15,342	$14,298

Supplementary cash flows information
Interest paid	$23,863	$23,343	$17,572
Income taxes paid	$1,661	$2,719	$3,100
Non-cash activities
Loans transferred to other real estate	$4,259	$2,431	$309

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        OAK Financial Corporation (the “Corporation”) and its subsidiaries provide a variety of financial services typically provided in the commercial banking industry. The Corporation is a Bank Holding Company and owns the stock of Byron Bank (the “Bank”). The Bank’s commercial banking activities include checking and savings accounts, commercial lending, direct consumer financing, and mortgage lending. The Bank also provides mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services, as well as property and casualty, life, disability and long-term care insurance products through two subsidiary companies, Byron Investment Services and Byron Insurance Agency. The principal markets are suburban communities south and west of Grand Rapids in Kent, Ottawa and Allegan counties. The economies of these communities are relatively stable and reasonably diversified. The bank’s primary competitors include both large and local financial institutions. The Bank is State chartered and is a member of the Federal Reserve Bank (“FRB”). The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial and Insurance Services (“OFIS”) and undergoes periodic examinations by these regulatory authorities.

        The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. We have certain critical accounting policies, including accounting for the allowance for loan losses, the valuation of originated mortgage servicing rights, the fair market value of investment securities and the valuation of deferred tax assets, that require us to make material estimates and assumptions that are particularly susceptible to changes in the near term as we prepare the consolidated financial statements and report amounts for each of these items. The fair value of financial instruments is particularly sensitive to estimates and assumption. Actual results may vary from these estimates.

        Principles of Consolidation: The consolidated financial statements include the accounts of OAK Financial Corporation and its subsidiaries. The income, expense, assets and liabilities of the subsidiaries are included in the respective accounts of the consolidated financial statements, after elimination of all material intercompany transactions and accounts.

        Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from other financial institutions, and federal funds sold. We report net cash flows for customer loan and deposit transactions.

        Securities: Securities can be classified as trading, held to maturity or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value with realized and unrealized gains and losses included in earnings. We do not have any trading securities. Securities held to maturity represent those securities for which we have the positive intent and ability to hold until maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the level-yield method. We did not have any securities held to maturity at December 31, 2008 and 2007. Securities available for sale represent those securities not classified as trading or held to maturity and are reported at fair value with unrealized gains and losses, net of applicable income taxes reported in comprehensive income. We determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is recognized as a charge to non-interest income. Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Premiums and discounts are recognized in interest income computed on the level-yield method.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans: Loans are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. When the accrual of interest is discontinued, all uncollected accrued interest is reversed. Payments received on loans that are on non-accrual are generally applied to the principal balance until the loan qualifies to be returned to accrual status. A non-accrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        Allowance for Loan Losses: Some loans will not be repaid in full. Therefore, an allowance for loan losses is maintained at a level, which represents our best estimate of losses incurred. In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based on historical loan loss experience, and (iv) additional allowances based on subjective factors, including changes in lending policies and procedures, local and general economic business conditions and trends, portfolio concentrations, experience and depth of lending management, and external conditions that may effect the performance of the loan portfolios. Increases in the allowance are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the allowance to specific loans and loan portfolios, the entire allowance is available for any losses, which occur. Collection efforts continue and recoveries may occur after a loan is charged against the allowance.

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

We adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements

        Off Balance Sheet Instruments: In the ordinary course of business, the Bank enters into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, standby letters of credit, and forward contracts for the sale of mortgage loans held for sale. Unless otherwise required, these financial instruments are recorded when they are funded.

        Derivative Financial Instruments: Derivatives are required to be recorded on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting. The Bank does not currently designate the use of any derivatives as hedges.

        The fair-value of derivative financial instruments, not designated as hedges, are recorded on our balance sheet and are adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of derivative financial instruments not designated as hedges are recognized currently in earnings.

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

        Stock Compensation Plans: The Corporation accounts for stock option plans using the fair value method. No compensation cost related to stock options was recognized during 2008, 2007 or 2006, as no options were granted in those years.

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

        Reclassifications: Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the 2008 presentation.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recent Pronouncements:

        In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides clarification of the application of FASB 157 in an inactive market. FSP 157-3 is effective for the Company’s annual financial statements as of December 31, 2008. See Note 18 of these financial statements for more information on the determination of fair value used by the Corporation.

        In January 2009, the Financial Accounting Standards Board issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. EITF 99-20-1 amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. Key points addressed in the FSP include: (1) It is inappropriate to automatically conclude that a security is not OTTI because all of the scheduled payments to date have been received. (2) In making its OTTI assessment, the holder should consider all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows. FSP EITF 99-20-1 is effective for the Corporation’s annual financial statements as of December 31, 2008. The guidance was used in the determination of OTTI charges recorded for the Company’s investment securities.

NOTE 2. COMPREHENSIVE INCOME (in thousands)

        The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2008	2007	2006

Unrealized gains (losses) on available-for-sale
securities arising during the year	($2,592)	$923	$382

Reclassification adjustment for realized and unrealized
gains (losses) included in net income	(3,174)	12	18

Other comprehensive income
before income taxes	582	911	364

Income taxes related to
other comprehensive income	197	310	124

Other comprehensive income	385	601	240

Net income	1,536	6,729	7,022

Comprehensive income	$1,921	$7,330	$7,262

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to deposit certain amounts with the Federal Reserve Bank. These reserve balances vary depending upon the level of certain customer deposits in the Bank. At December 31, 2008 and 2007, those required reserve balances were $1,105,000 and $984,000, respectively.

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (in thousands)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2008
U S government securities	$22,969	$253	$-	$23,222
Mortgage-backed securities	18,316	310	44	18,582
States and political subdivisions	60,632	945	399	61,178
Other	4,269	-	-	4,269

Total	$106,186	$1,508	$443	$107,251

2007
U S government securities	$24,978	$121	$7	$25,092
Mortgage-backed securities	17,151	89	109	17,131
States and political subdivisions	64,416	540	122	64,834
Other	10,600	-	30	10,570

Total	$117,145	$750	$268	$117,627

        Investment securities with carrying values of approximately $54.3 million and $35.5 million at December 31, 2008 and 2007, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

        The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2008 is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$19,841	$19,929
Due after one year through five years	26,741	27,222
Due after five years through ten years	34,553	34,771
Due after ten years	6,735	6,747

Subtotal	87,870	88,669

Mortgage-backed securities	18,316	18,582

Total	$106,186	$107,251

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2008	2007	2006

Gross realized gains	$57	$29	$73
Gross realized losses	-	(17)	(55)

Net realized gain on sales of
available-for-sale securities	$57	$12	$18

        The unrealized losses shown in the following table resulted primarily from changes in market rates across the yield curve. The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date. The Bank has the intent and ability to hold the bonds for foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income. At December 31, 2008, the Corporation had 55 securities that were in a loss position, compared to 54 securities that were in a loss position at December 31, 2007.

December 31, 2008	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,624	28	3,049	16	4,673	44
States and political subdivisions..	11,391	348	3,337	51	14,728	399
Other	-	-	-	-	-	-

	$13,015	$376	$6,386	$67	$19,401	$443

December 31, 2007	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U S government securities	$-	$-	$5,993	$7	$5,993	$7
Mortgage-backed securities	266	1	8,666	108	8,932	109
States and political subdivisions..	3,603	75	13,472	47	17,075	122
Other	-	-	970	30	970	30

	$3,869	$76	$29,101	$192	$32,970	$268

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2008	2007

Commercial real estate	$320,183	$255,530
Commercial	169,762	140,054
Residential real estate	113,787	98,219
Construction & land development	69,574	73,546
Consumer	13,626	14,947

Total loans	$686,932	$582,296

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2008	2007	2006

Balance, beginning of year	$7,008	$7,510	$7,160
Provision for loan losses	4,955	1,221	540
Recoveries	113	89	243
Loans charged off	(2,946)	(1,812)	(433)

Balance, end of year	$9,130	$7,008	$7,510

The following is a summary of information pertaining to impaired loans as of December 31:

	2008	2007

Impaired loans without a valuation allowance	$1,606	$4,050
Impaired loans with a valuation allowance	1,367	287

Total impaired loans	$2,973	$4,337

Valuation allowance related to impaired loans	$459	$308
Total non-accrual loans	$2,973	$4,337
Total loans past due ninety days or more and
still accruing	$83	$1,351

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2008	2007	2006

Average investment in impaired loans	$3,149	$3,126	$958

Interest income recognized on impaired loans	$-	$-	$-

Interest income recognized on a cash basis on impaired
loans	$-	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

	2008	2007

Land and land improvements	$3,461	$3,461
Building and improvements	15,619	14,989
Furniture and equipment	9,723	8,731

Total premises and equipment	28,803	27,181
Less accumulated depreciation	12,021	10,809

Premises and equipment, net	$16,782	$16,372

Depreciation expense for each of the years ending December 31, 2008, 2007 and 2006 was $1.4 million, $1.2 million and $1.0 million, respectively.

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

        Loans serviced for others are not included on the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $136 million and $158 million at December 31, 2008 and 2007, respectively.

        The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2008 and 2007, was $538,000 and $960,000 respectively. The fair value of these rights was $1.4 million and $1.6 million, at December 31, 2008 and 2007, respectively. The fair value of servicing rights was determined using an average discount rate of 7.94 percent in 2008 and 8.17 percent in 2007, with prepayment speeds ranging from 0 percent to 19.3 percent in 2008 and from 0 percent to 20.7 percent in 2007.

        The following table summarizes the mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2008	2007	2006

Mortgage servicing rights capitalized	$4	$5	$16

Mortgage servicing rights amortized	$426	$446	$419

Valuation Allowances:
Balance at beginning or year	-	-	-
Net change in valuation allowance	-	-	-

Balance at end of year	$-	$-	$-

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:

	2008	2007

Noninterest-bearing demand	$76,585	$74,015
Interest-bearing checking	157,160	155,711
Money market and savings	86,878	79,684
Time deposits less than $100,000	101,455	119,610
Time deposits greater than $100,000	255,191	136,428

Total deposits	$677,269	$565,448

At December 31, 2008, scheduled maturities of certificates of deposit are as follows:

2009	$221,462
2010	39,788
2011	31,986
2012	37,849
2013	22,431
2014	1,130
2015	2,000

Total time deposits	$356,646

Brokered time deposits totaled approximately $202 million and $66 million at December 31, 2008 and 2007.

NOTE 9. FEDERAL FUNDS PURCHASED & REPURCHASE AGREEMENTS

        The Bank has the ability to borrow money on a daily basis through one of its correspondent banks using an established federal funds purchased line of credit. The Bank has established unsecured federal funds purchased borrowing limits totaling $25 million at December 31, 2008. At December 31, 2008 and 2007 the Bank had $2 million and $38 million outstanding, respectively. During 2008, the Bank’s federal funds purchased position averaged $18 million, compared to an average federal funds purchased position of $16 million for 2007. The average rate paid on federal funds purchased during 2008 and 2007 were 2.77% and 5.27%, respectively.

        Repurchase agreements are financing arrangements secured by U.S. federal agency securities. At December 31, 2008, the Bank had three repurchase agreements totaling $20.4 million. These borrowings were secured by securities that had a carrying amount of $23.2 million at December 31, 2008. At maturity, the securities underlying the arrangements are returned to the Bank.

The repurchase agreements at December 31, 2008 and their contractual maturities are as follows:

(in thousands)	Balance	Rates

Due in 2009	$14,750	4.79% - 4.83%
Due in 2010	5,600	4.62%

Total repurchase agreements	$20,350

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FHLB ADVANCES & OTHER BORROWED FUNDS

        Each Federal Home Loan Bank advance is payable at its maturity date, and may be subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Federal Home Loan Bank borrowings were collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans, consumer home equity loans, commercial real estate and U.S. government agency securities. U.S. government agency securities pledged to FHLB borrowings had carrying values of approximately $14.5 and $10.9 million, at December 31, 2008 and 2007, respectively. The total available credit for FHLB borrowings at December 31, 2008 and December 31, 2007, was $80.5 million and $46.1 million, respectively. At December 31, 2008, variable rate FHLB advances totaled $2.0 million and fixed rate FHLB advances totaled $61.7 million. The average interest rate on the FHLB borrowings was 4.74 percent and 5.53 percent, for 2008 and 2007, respectively.

The Federal Home Loan Bank advances at December 31, 2008 and their contractual maturities are as follows:

(in thousands)	Balance	Rates

Due in 2009	$15,000	0.65% - 5.28%
Due in 2010	21,800	3.47% - 5.99%
Due in 2011	4,983	3.09% - 5.09%
Due in 2012	-
Due in 2013	5,338	2.91% - 3.70%
Due in 2014	7,907	4.39% - 5.30%
Due in 2015	8,627	3.33% - 4.05%

Total FHLB advances	$63,655

        Other borrowed funds as of December 31, 2008 and December 31, 2007, were comprised entirely of TT&L notes, with balances of $1,030,000 and $436,000, respectively.

NOTE 11. FEDERAL INCOME TAXES (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2008	2007	2006

Current	$1,544	$2,267	$3,092
Deferred expense (benefit)	(1,939)	19	(199)

Federal income tax expense	($ 395)	$2,286	$2,893

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34 percent to income before taxes for the years ended December 31, is as follows:

	2008	2007	2006

Statutory rate applied to income
before income taxes	$388	$3,065	$3,371
Effect of tax-exempt interest income	(742)	(626)	(466)
Other - net	(41)	(153)	(12)

Federal income tax expense	($395)	$2,286	$2,893

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. FEDERAL INCOME TAXES (Continued)

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2008	2007

Deferred tax assets
Allowance for loan losses	$3,104	$2,383
Deferred compensation plan	395	399
Deferred loan fees	73	64
Non-accrual interest	70	87
Valuation allowance on other real estate	84	-
Valuation allowance on securities available for sale	1,099	-
Other	110	40

Total deferred tax assets	4,935	2,973

Deferred tax liabilities
Depreciation	(699)	(497)
Discount accretion	(56)	(68)
Unrealized gain on securities available for sale	(362)	(164)
Loan servicing rights	(183)	(326)
Other	(110)	(134)

Total deferred tax liabilities	(1,410)	(1,189)

Net deferred tax asset	$3,525	$1,784

        The impairment charge recorded on the Company’s auction rate securities resulted in a deferred tax asset of $1.1 million. If the Company were to sell these securities, the associated loss would be considered a capital loss, which can only be recovered through offsetting capital gains. The Company’s management has identified strategies that could be used to generate capital gains to offset the capital loss, if the value of these securities does not recover. Management has not determined if, or when, it would implement these strategies.

NOTE 12. RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features. The total loans outstanding to these customers aggregated approximately $83,000 and $106,000 at December 31, 2008 and 2007, respectively. During 2008, new loans were approximately $16,000 and repayments were approximately $39,000.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2008	2007

Commitments to grant loans	$15,404	$13,862
Unfunded commitments under commercial and other lines of credit	187,686	163,597
Unfunded commitments under home equity lines of credit	54,295	52,631
Commercial and standby letters of credit	7,853	8,623

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

        Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed. A portion of these commitments are unsecured.

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

        Mandatory forward sales commitments: The Company enters into commitments to sell loans (service released) with investors, whereby the agreed upon price for the loan or group of loans is determined prior to the sale of the loans. These commitments have expiration dates ranging from 45 to 75 days, and contain late fee provisions and pair-off fee provisions if the loans are not delivered timely. The Company does not designate these derivatives as hedging instruments and, accordingly recognize the change in their fair value in earnings. The fair value for mandatory forward sales commitments is based on current market prices versus the committed prices. At December 31, 2008 the Company had $10.9 million in mandatory forward sales commitments.

        Rate lock commitments with customers: The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. At December 31, 2008 the Company had $18.0 million in rate lock commitments with customers.

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

        Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2008 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes has changed the Bank’s category.

        The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$78,681	10.76%	$58,516	8.00%	N/A	N/A
Bank	$74,606	10.21%	$58,441	8.00%	$73,052	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$69,551	9.51%	$29,258	4.00%	N/A	N/A
Bank	$65,476	8.96%	$29,221	4.00%	$43,831	6.00%
Tier 1 capital (to average assets)
Consolidated	$69,551	8.53%	$32,611	4.00%	N/A	N/A
Bank	$65,476	8.04%	$32,577	4.00%	$40,721	5.00%

At December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$77,350	12.18%	$50,819	8.00%	N/A	N/A
Bank	$73,708	11.62%	$50,763	8.00%	$63,454	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$70,342	11.07%	$25,410	4.00%	N/A	N/A
Bank	$66,700	10.51%	$25,382	4.00%	$38,072	6.00%
Tier 1 capital (to average assets)
Consolidated	$70,342	9.64%	$29,201	4.00%	N/A	N/A
Bank	$66,700	9.24%	$28,879	4.00%	$36,099	5.00%

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REGULATORY MATTERS (Continued)

        The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained “net profit” (as defined in the Federal Reserve Act) of that year plus the retained “net profit” of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At January 1, 2009, the corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $2.1 million from retained net profits of the proceeding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2009 through the date of declaration.

        On October 16, 2008 the Corporation’s Board of Directors adopted a resolution to amend the articles of incorporation to authorize the issuance of 500,000 share of preferred stock. The resolution was voted on and approved at a special meeting of the shareholders that was held on December 22, 2008 and adjourned to January 9, 2009.

NOTE 15. EMPLOYEE BENEFIT PLANS AND POST RETIREMENT BENEFITS

        The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 4.5 percent of employees’ eligible wages. The total Corporation contributions to the 401(k) match were $353,000, $334,000, and $275,000 for 2008, 2007 and 2006 respectively. The Corporation does not offer any other pension or retirement plans.

        The Bank offers a deferred compensation plan for all directors who elect to participate. The cost of the plan was $89,000, $120,000 and $152,000 in 2008, 2007, and 2006, respectively. The accrued benefit obligation for this plan was $1,161,000 and $1,173,000 as of December 31, 2008 and 2007, respectively, and is included in other liabilities. The Bank has purchased life insurance policies on the participating directors to fund the deferred compensation. The cash surrender value of the policies was $2,508,000 and $2,342,000 at December 31, 2008 and 2007, respectively, and is included in other assets.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK OPTIONS

        The Corporation maintains stock option plans for non-employee directors (the Director’s Plan) and employees and officers of the Corporation and its subsidiary (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. The 1999 Employees’ Stock Option Plan expired on January 28, 2009. Stock options granted prior to the expiration of the plan can be exercised for a period of 10 years from the date granted.

        Generally options under both plans become exercisable after the first anniversary of the award date. The option exercise price is at least 100 percent of the market value of the common stock at the grant date. No options have been granted during the periods presented below.

The following tables summarize information about stock option transactions:

	2008		2007		2006

	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price

Outstanding, beginning of year	34,055	$36.73	34,055	$36.73	36,755	$36.64
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/expired	(2,662)	37.47	-	-	(2,701)	35.47

Outstanding, end of year	31,393	$36.67	34,055	$36.73	34,055	$36.73

Exercisable, end of year	31,393	$36.67	34,055	$36.73	34,055	$36.73

Exercise Price	Number Outstanding December 31, 2008	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2008	Weighted Average Exercise Price December 31, 2008

$33.43	9,933	3.1 years	9,933	$33.43
$33.81	1,331	5.2 years	1,331	$33.81
$34.71	1,815	6.4 years	1,815	$34.71
$37.57	12,190	1.3 years	12,190	$37.57
$41.32	6,124	1.0 years	6,124	$41.32

Total	31,393	2.3 years	31,393	$36.67

        All options expire 10 years after the date of the grant; 192,539 shares are reserved for future issuance under the Employee Stock Option Plan and 41,261 shares are reserved for future issuance under the Directors Stock Option Plan for non-employee directors.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER SHARE (in thousands, except earnings per share)

        A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2008	2007	2006

Net income	$1,536	$6,729	$7,022

Average common shares outstanding	2,703	2,703	2,703
Assumed exercise of dilutive stock options	-	1	1

Average common shares outstanding, including the	2,703	2,704	2,704
assumed exercise of dilutive stock options

Net income per share:
Basic	$0.57	$2.49	$2.60
Diluted	$0.57	$2.49	$2.60

Note: Per share data has been adjusted to reflect a 10% stock dividend on May 31, 2007 and May 31, 2006.

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008 (dollars in thousands)

	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008

Assets
Available-for-sale securities	$41,804	$65,447	$-	$107,251

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

Investment securities available for sale

Balance at December 31, 2007	$9,620
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	-
Net purchases, sales, calls and maturities	($2,120)
Net transfers in/out of Level 3	(7,500)

Balance at December 31, 2008	$-

        In determining fair value for financial assets the use of assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available. In some cases an entity may determine that observable inputs require significant adjustment based on unobservable data and thus would be considered a Level 3 fair value measurement. The company had no investment securities available for sale at December 31, 2008, for which it utilized significant Level 3 inputs to determine fair value. This compares to $9.6 million in assets for which it utilized Level 3 inputs to determine fair value as of December 31, 2007. During the twelve months ended December, 31, 2008, the Company had sales of $2.1 million of Level 3 investment securities available for sale.

        During 2008 the Company held four auction rate money market preferred securities with a par value totaling $7.5 million. The auction facility for all auction rate securities has stopped, resulting in an illiquid market. These securities were being valued using Level 3 inputs, due to the illiquid nature of the auction rate securities market. Due to the failure of the auction facility, these securities have begun to be converted into the preferred stocks that were the underlying collateral for these securities. On November 14, 2008 one of the securities converted to preferred stock and another security converted to preferred stock on January 26, 2009. A third security is scheduled to be converted to preferred stock in the first quarter of 2009. Due to the conversion of the securities to preferred stock, in the fourth quarter of 2008, the Company transferred $7.5 million of MMP and preferred stock investment securities, which had previously been classified as Level 3 assets, to Level 2 assets. The Level 2 inputs, used to determine the fair value of these securities, included market prices on preferred stock with similar characteristics to the underlying assets. These securities were then written down to the fair values. This resulted in a $3.2 million impairment charge during the fourth quarter.

        During the twelve month period ended December, 31, 2008, we moved our municipal securities portfolio from Level 1 assets to level 2 assets. This was due to the significantly reduced trading activity in the municipals market, resulting from the current economic slowdown. This required us to use a significant amount of other observable data to determine the fair value of our municipal securities portfolio.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

        The Company also has certain assets that are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).   The following table presents the Company’s assets carried at fair value on a nonrecurring basis as of December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis at December 31, 2008 (dollars in thousands)

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in Fair Value for the period ended December 31, 2008

Assets
Loans (net) accounted for under FAS 114	$2,513	$-	$-	$2,513	$1,638

        The fair value of impaired loans accounted for under SFAS No. 118 and SFAS No. 114 is estimated using either discounted cash flows or collateral value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Impaired loans are categorized as Level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 5).

        Other assets, that under certain conditions, are subject to measurement at fair value, include mortgage servicing rights and loans held for sale. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2008, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

        The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$15,411	$15,411	$15,342	$15,342
Available-for-sale securities	107,251	107,251	117,627	117,627
Loans receivable, net	677,802	696,278	575,288	577,230
Loans held for sale	2,762	2,804	3,496	3,538
Accrued interest receivable	3,967	3,967	3,580	3,580
Restricted investments	5,101	5,101	3,379	3,379

Financial liabilities
Deposits	677,269	675,008	565,448	567,420
FHLB advances and other borrowed funds	64,685	64,575	43,694	43,726
Repurchase Agreements	20,350	20,901	20,350	21,254
Federal funds purchased	2,300	2,300	37,600	37,600

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

NOTE 19. OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

        The following summarizes parent company only condensed balance sheets as of December 31, 2008 and 2007 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2008, 2007 and 2006:

Condensed Balance Sheets

	2008	2007

Assets
Cash	$2,368	$2,291
Investment in subsidiary	66,306	67,185
Available-for-sale securities	2,316	1,959
Other Assets	41	37

Total assets	$71,031	$71,472

Other liabilities	$676	$659
Stockholders' equity	70,355	70,813

Total liabilities and stockholders' equity	$71,031	$71,472

Condensed Statements of Income

	2008	2007	2006

Income
Dividends from subsidiary	$2,900	$3,400	$3,000
Interest from available-for-sale securities..	92	87	55

Total income	2,992	3,487	3,055

Other expenses	288	216	196

Income before income taxes and equity in
undistributed net income of subsidiary	2,704	3,271	2,859
Applicable income tax provision (benefit)	(98)	(68)	(59)

	2,802	3,339	2,918
(Distributions in excess of earnings) Equity in
undistributed earnings of subsidiary	(1,266)	3,390	4,104

Net income	$1,536	$6,729	$7,022

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	2008	2007	2006

Cash flows from operating activities
Net income	$1,536	$6,729	$7,022

Adjustments to reconcile net income
to net cash provided by operating activities
Distributions in excess of earnings (Undistributed	1,266	(3,390)	(4,104)
earnings) of subsidiary
Amortization of available-for-sale securities	7	4	2
Changes in other assets	(1)	10	(34)
Changes in other liabilities	16	52	97

Net cash provided by operating activities	2,824	3,405	2,983

Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	125	550	-
Purchases	(493)	(703)	(776)

Net cash provided by investing activities	(368)	(153)	(776)

Cash flows from financing activities
Dividends paid	(2,379)	(2,305)	(2,036)

Net cash used in financing activities	(2,379)	(2,305)	(2,036)

Net (decrease) increase in cash and cash
equivalents	77	947	171

Cash and cash equivalents, beginning of year	2,291	1,344	1,173

Cash and cash equivalents, end of year	$2,368	$2,291	$1,344

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

        The Corporation’s management report on internal control over financial reporting is included in Item 8 on page 44 of this Annual Report and is incorporated herein by reference. The attestation report of Plante & Moran, PLLC, the Corporation’s independent registered public accounting firm, on the effectiveness of the Corporation’s internal control over financial reporting is included in Item 8 on page 45 of this Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Controls.

        During the fourth quarter ended December 31, 2008, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

        The information with respect to Directors and Nominees of the Corporation, set forth under the caption “Information About Directors and Director Nominees” on pages 4 through 7 and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 16 of the Corporation’s definitive proxy statement, as filed with the Commission, relating to the April 16, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Item 11. Executive Compensation.

        The information set forth under the caption “Director Compensation” on pages 6 and 7, “Human Resource (Compensation) Committee Report” on page 11, “Human Resource (Compensation) Committee Interlocks and Insider Participation” on page 11, and “Summary Executive Compensation Table” on pages 12 thru 15 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 16, 2009 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Executive Compensation – Compensation Discussion and Analysis” on pages 10 and 11 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The information set forth under the caption “Voting Securities and Principal Holders Thereof” on page 2 and “Beneficial Ownership” on page 16 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 16, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by
security holders	31,393	$36.67	236,462
Equity compensation plans not
approved by security holders	-	-	-

Total	31,393	$36.67	236,462

        These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence.

        The information set forth under the caption “Related Party Transactions” on page 16 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 16, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.

        Each of the Corporation’s directors, other than Patrick Gill, are independent under Nasdaq listing standards. See the information under “Information About Directors and Director Nominees” on pages 4 and 5 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 16, 2009 Annual Meeting of Shareholders, for a list of our directors.

Item 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Fees of Independent Accountants” on page 17 of the Company’s definitive proxy statement, as filed with the Commission, relating to the April 16, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

		Independent Auditors' Report
		Consolidated Financial Statements
		Consolidated Balance Sheets as of
		December 31, 2008 and 2007
		Consolidated Statements of Income for the Years Ended
		December 31, 2008, 2007 and 2006
		Consolidated Statements of Comprehensive Income for the
		Years Ended December 31, 2008, 2007 and 2006
		Consolidated Statements of Changes in Stockholders' Equity
		for the Years Ended December 31, 2008, 2007 and 2006
		Consolidated Statements of Cash Flows for each of the Years Ended
		December 31, 2008, 2007 and 2006
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
		Not applicable

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit
		Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 6, 2009.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill President, Chief Executive Officer (Principal Executive Officere)

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

Signature	Date

/s/ Robert F. Dentzman ——————————————— Robert F. Dentzman	March 6, 2009

/s/ Norm J. Fifelski ——————————————— Norm J. Fifelski	March 6, 2009

/s/ Patrick K. Gill ——————————————— Patrick K. Gill	March 6, 2009

/s/ Stephanie L. Leonardos ——————————————— Stephanie L. Leonardos	March 6, 2009

/s/ James B. Meyer ——————————————— James B. Meyer	March 6, 2009

/s/ Grace O. Shearer ——————————————— Grace O. Shearer	March 6, 2009

/s/ David G. Van Solkema ——————————————— David G. Van Solkema	March 6, 2009

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

Exhibit
Number

3.1	Articles of Incorporation of the Registrant, as amended.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

4	Form of Registrant’s Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, as amended.

10.1	Form of Employee Stock Option Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-K for the year ended December 31, 2004.

10.2	Form of Non-employee Director Stock Option Agreement is incorporated by reference to Exhibit 10.2 of Registrant’s Report on Form 10-K for the year ended December 31, 2004.

10.3	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.4	1999 Directors’ Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.5	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form 10, as amended.

10.6	Byron Bank Deferred Compensation Plan for Directors, effective January 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2008.

10.7	Income Protection Agreement between Registrant and James Luyk is incorporated by reference to Exhibit 10 of Registrant’s Report on Form 10-K for the year ended December 31, 2001.

10.8	Employment Agreement between Byron Center State Bank and Patrick K. Gill is incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.9	Form of Indemnity Agreement executed between OAK Financial Corporation and each of Grace O. Shearer and Robert F. Dentzman is incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

14	Code of Ethics is incorporated by reference to Exhibit 14 to Registrant’s Report on Form 10-K for the year ended December 31, 2003.