Form 10-Q
period 2009-03-31
O A K FINANCIAL CORP
filed 2009-05-08
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [ X ]         No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [__]         No [__]

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

Yes [__]         No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of May 8, 2009.

INDEX

		Page Number(s)
Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3 - 6
	Notes to Consolidated Financial Statements	7 - 12

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13 - 22

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.
	Controls and Procedures	24

Part II.	Other Information

	Item 1.
	Legal Proceedings	24

	Item 1A.
	Risk Factors	24

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.
	Defaults Upon Senior Securities	24

	Item 4.
	Submission of Matters to a Vote of Security Holders	24

	Item 5.
	Other Information	24

	Item 6.
	Exhibits	24

Signatures		25

Exhibit Index		26

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) ASSETS	March 31, 2009 (Unaudited)	December 31, 2008
Cash and cash equivalents	$9,341	$15,411

Available-for-sale securities	95,254	107,251

Loans held for sale	9,283	2,762

Total loans	695,950	686,932
Allowance for loan losses	(9,859)	(9,130)
Net Loans	686,091	677,802

Accrued interest receivable	3,904	3,967
Premises and equipment, net	15,942	16,782
Restricted investments	5,101	5,101
Other assets	11,829	11,235

Total assets	$836,745	$840,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$73,656	$76,585
Interest bearing	608,246	600,684
Total deposits	681,902	677,269

Federal funds purchased	-	2,300
Repurchase agreements	20,350	20,350
Federal Home Loan Bank Advances	57,613	63,655
Other borrowed funds	1,227	1,030
Other liabilities	6,051	5,352
Total liabilities	767,143	769,956

Stockholders' equity
Preferred stock, no par value, 500,000 share authorized	-	-
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	34,827	34,171
Accumulated other comprehensive (loss) income	(706)	703
Total stockholders' equity	69,602	70,355

Total liabilities and stockholders' equity	$836,745	$840,311

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)	Three Months ended March 31, (Unaudited)
	2009	2008
Interest Income
Interest and fees on loans	$8,868	$9,814
Available-for-sale securities	1,099	1,285
Restricted investments	53	45
Other interest income	-	2
Total interest income	10,020	11,146

Interest expense
Deposits	3,110	4,050
Federal funds purchased	5	263
Repurchase agreements	242	245
FHLB advances	674	568
Other borrowed funds	4	2
Total interest expense	4,035	5,128

Net interest income	5,985	6,018

Provision for loan losses	975	675

Net interest income after provision for loan losses	5,010	5,343

Non-interest income
Service charges on deposit accounts	1,229	1,252
Mortgage banking	1,060	404
Net gain on sales of available for sale securities	335	2
Insurance premiums and brokerage fees	289	339
Other	158	188
Total non-interest income	3,071	2,185

Non-interest expenses
Salaries	2,816	2,547
Employee benefits	632	622
Occupancy (net)	502	431
Furniture and fixtures	326	294
Net loss (gain) on other real estate owned	270	(1)
Other	1,923	1,699
Total non-interest expenses	6,469	5,592

Income before federal income taxes	1,612	1,936

Federal income taxes	362	454

Net income	$1,250	$1,482

Income per common share:
Basic	$0.46	$0.55
Diluted	$0.46	$0.55

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Three Months ended March 31, (Unaudited)
	2009	2008
Balance, beginning of year	$70,355	$70,813
Net income	1,250	1,482
Net change in accumulated other comprehensive income	(1,408)	667
Dividends declared	(595)	(595)
Balance, end of period	$69,602	$72,367

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months ended March 31, (Unaudited)
	2009	2008
Net income	$1,250	$1,482
Change in unrealized gain/(loss) on securities, net of tax	(1,408)	667
Comprehensive income	($ 158)	$2,149

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months ended March 31, (Unaudited)
	2009	2008
Cash flows from operating activities
Net income	$1,250	$1,482
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	365	326
Provision for loan losses	975	675
Proceeds from sales of loans held for sale	53,594	25,828
Originations of loans held for sale	(59,036)	(25,634)
Net gain on sales of available-for-sale securities	(335)	(2)
Net gain on sales of loans held for sale	(1,079)	(414)
Net amortization of investment premiums	110	52
Net gain on sales of premises and equipment	(1)	(16)
Deferred federal income tax benefit	(393)	(40)
Changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	63	(187)
Other assets	(201)	(158)
Other liabilities	1,427	(951)
Net cash (used) provided by operating activities	(3,261)	961

Cash flows from investing activities
Available-for-sale securities:
Proceeds from calls, maturities and pay-downs	9,020	13,571
Proceeds from sales	13,621	2,100
Purchases	(12,555)	(14,542)
Purchases of restricted investments	-	(191)
Net increase in loans held for investment	(9,265)	(22,065)
Purchases of premises and equipment	(91)	(628)
Proceeds from sale of premises and equipment	568	29
Net cash provided (used) in investing activities	1,298	(21,726)

Cash flows from financing activities
Net increase in deposits	4,633	18,561
Net increase (decrease) in TT&L note	197	(12)
Proceeds from FHLB borrowings	38,000	9,404
Repayments of FHLB borrowings	(44,042)	(5,437)
Dividends paid	(595)	(595)
Net (decrease) increase in federal funds purchased	(2,300)	(2,300)
Net cash (used) provided by financing activities	(4,107)	19,621

Net decrease in cash and cash equivalents	(6,070)	(1,144)

Cash and cash equivalents, beginning of period	15,411	15,342
Cash and cash equivalents, end of period	$9,341	$14,198

Supplementary cash flows information
Interest paid	$6,003	$5,971
Income taxes paid	$-	$-

Non-cash activities
Loans transferred to other real estate	$925	$2,747

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and year-to-date periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

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

	Three Months ended March 31,
	2009	2008
Average shares outstanding for basic earnings per share	2,703	2,703
Dilutive shares from stock option plans	-	-
Shares for dilutive earnings per share	2,703	2,703

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At March 31, 2009, there were 196,243 shares available for future issuance under the Employees’ Plan and 42,592 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first three months of 2009 or 2008. The following tables summarize information about stock option transactions:

	Three Months ended March 31, 2009
	Shares	Average Option Price
Outstanding, beginning of period	31,393	$36.67
Granted	-	-
Exercised	-	-
Forfeited/expired	(5,036)	$37.57
Outstanding, end of period	26,357	$36.49
Exercisable, end of period	26,357	$36.49

Exercise Price	Number of Options Outstanding March 31, 2009	Weighted Average Remaining Contractual Life	Number of Options Exercisable March 31, 2009
$33.43	9,933	2.8 years	9,933
$33.81	1,331	5.0 years	1,331
$34.71	1,815	6.2 years	1,815
$37.57	7,154	1.9 years	7,154
$41.32	6,124	0.8 years	6,124
Total	26,357	2.4 years	26,357

        All options expire 10 years after the date of the grant.

Note 8 – Fair Value Measurements

        The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Corporation to determine such fair value.

        In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation has the ability to access.

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

        In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Available-for-sale securities	$37,224	$58,030	$-	$95,254

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment securities available for sale
Balance at December 31, 2008	$-
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	-
Net purchases, sales, calls and maturities	-
Net transfers in/out of Level 3	-
Balance at March 31, 2009	$-

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

        As of March 31, 2009, the Corporation had no investment securities for which it utilized significant Level 3 inputs to determine fair value. The Corporation Level 1 securities consisted primarily of U.S. government agency notes and mortgage backed securities, as well as our money market preferred auction rate security and preferred stock. Level 2 securities consisted primarily of municipal securities.

        The Corporation also has certain assets that are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).   The following table presents the Corporation’s assets carried at fair value on a nonrecurring basis as of March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis at March 31, 2009
(dollars in thousands)

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in Fair Value for the period ended March 31, 2009
Assets
Loans (net) accounted for under FAS 114	$3,123	$-	$-	$3,123	$610
Other real estate	$2,453	$-	$-	$2,453	$177

        The fair value of impaired loans accounted for under SFAS No. 118 and SFAS No. 114 is estimated using either discounted cash flows or collateral value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Impaired loans are categorized as Level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (See Note 5).

        The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include mortgage servicing rights and loans held for sale. The Corporation estimated the fair values of these assets utilizing Level 3 inputs, specifically, the discounted present value of expected future cash flows. At March 31, 2009, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Note 9 – Recent Accounting Pronouncements

        In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

        FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Corporation’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Corporation’s financial statements.

        FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Corporation’s financial statements.

        FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Corporation’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Corporation’s financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        OAK Financial Corporation (the “Corporation”) is a single bank holding company, which owns OAK ELC (which is discussed above under Special Purpose Entities), and Byron Bank (the “Bank”). The Bank has fourteen banking offices serving communities in Kent, Ottawa and Allegan Counties. The Bank owns a subsidiary, Byron Investment Services. Byron Investment Services offers mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services. Byron Investment Services owns Byron Insurance Agency, which sells property, casualty, life, disability and long-term health care insurance products. Byron Investment Services also owns OAK Title Insurance Agency, which sells title insurance for residential and commercial mortgages.

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter ended March 31, 2009. The discussion should be read in conjunction with the Corporation’s 2008 annual report on Form 10-K and the audited financial statements and notes contained therein.

Critical Accounting Policies

        The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in: interest rates, local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements on pages 50 through 54 in the Corporation’s Report on Form 10-K for the year ended December 31, 2008 (“10-K Report”). Management believes that its most significant accounting policies include determining the allowance for loan losses, assessing the risk of individual loans, and the valuation of available-for-sale securities. These are discussed on pages 18 and 19 of the 10-K Report.

FINANCIAL CONDITION

Summary

        Total assets declined $4 million during the first quarter of 2009, ending at $837 million at March 31, 2009. This was an increase in total assets of $72 million, or 9 percent increase, over March 31, 2008 totals. The decline during the quarter was primarily due to the sale of $12 million of investment securities, which was offset by an increase in total loans. Total loans increased $9 million during the first quarter and have increased $92 million over the last 12 months.

        The allowance for loan losses as a percentage of total loans increased from 1.33 percent at the end of 2008 to 1.42 percent at March 31, 2009. Total non-performing assets increased from $5.3 million at December 31, 2008 to $7.5 million at March 31, 2009.

        Total deposits increased $5 million during the first quarter of 2009, which allowed us to reduce other borrowings by $8 million during the quarter. Since March 31, 2008 total deposits have increased $98 million. We continue to be well capitalized, with an equity-to-asset ratio of 8.3 percent at March 31, 2009, compared to 8.4 percent at December 31, 2008.

Securities (dollars in thousands)

        We maintain a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and money market preferred auction rate securities and preferred stock. Our investment securities portfolio serves as a source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of our securities are classified as available-for-sale. Our total holdings declined $12 million from December 31, 2008 to March 31, 2009, ending the quarter at $95 million. The decline in the portfolio was due to the sale of investment securities. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The sale of securities in the first quarter of 2009 was primarily due to an effort to reduce our exposure to certain groups of mortgage back securities.

        The modified duration of the portfolio in years at March 31, 2009 was 3.92, compared to 3.40 at December 31, 2008. The tax-equivalent yield on the securities portfolio decreased from 4.99% at December 31, 2008 to 4.81% at March 31, 2009. The increase in the duration and the decrease in the tax equivalent yield of the securities portfolio are the result of the normal process of selling and purchasing investment securities as part of the interest rate risk management process. During the first quarter of 2009, we also had $6 million in callable securities that were called and were replaced with lower yielding securities. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged
March 31, 2009	$96,324	$95,254	$43,124
December 31, 2008	$106,186	$107,251	$54,306

        At March 31, 2009, $43 million, or 45 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is down $11 million from what was pledged at December 31, 2008. The majority of the securities that were sold during the first quarter had been pledged as excess collateral for FHLB borrowings.

        At March 31, 2009, we had unrealized gains on available-for-sale securities of $1.0 million and unrealized losses of $2.1 million, compared to unrealized gains of $1.5 million and unrealized losses of $0.4 million, at December 31, 2008. The shift from a net unrealized gain of $1.1 million at December 31, 2008 to an unrealized loss of $1.1 million was primarily the result of a decline in the market values of our money market preferred auction rate securities, preferred stock and the sale of several mortgage-backed securities that resulted in gains from the sales. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.

        The Bank owned four money market preferred “MMP” securities, which it had purchased in 2007 with an original par value totaling $7.5 million. The market for MMP securities, a type of auction-rate-securities, (“ARS”), froze in February 2008 when all the ARS market-maker, (broker-dealer) firms ceased making a market. As a result, three of the MMP securities have now converted to preferred stock in the issuing companies of these securities. At March 31, 2009, the carrying value of these securities was $2.8 million. This value reflects the $3.2 million impairment charge that was taken on these securities in the fourth quarter of 2008.

        All four securities are current on all interest and dividend payments. The underlying asset of our money market preferred auction rate security and one of our preferred stocks were recently downgraded below “A” rating. Although the market price for these securities has continued to decline during the first quarter, no credit loss has been deemed to have occurred and therefore no additional impairment charges have been recorded. Changes in market value have been recorded in other comprehensive income.

        No assurance can be provided regarding the future performance of these securities. It is possible that further market deterioration would require additional impairment charges. Conversely, it is possible that one or all of these securities would be repurchased at amounts that would allow the reversal of the recorded impairment charges. More information on the auction rate securities and the impairment charge taken in the fourth quarter of 2008 can be found in the Corporation’s 2008 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

Loan Portfolio Composition (dollars in thousands)

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial real estate	$328,679	47%	$320,183	47%
Commercial	168,682	24%	169,762	25%
Residential real estate	116,777	17%	113,787	16%
Construction and land development	68,264	10%	69,574	10%
Consumer	13,548	2%	13,626	2%
Total loans	$695,950	100%	$686,932	100%

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

        Total portfolio loans were $696 million at the end of the first quarter of 2009, compared to $687 million at December 31, 2008 and $604 million at March 31, 2008. The increase in the first quarter was primarily from the growth of our commercial real estate portfolio. During the first three months of 2009, commercial real estate loans increased $8 million, or 3 percent. The current economic environment and the turmoil in the banking industry, continues to provide tremendous opportunity to obtain new high quality commercial credits in our marketplace. We continue to be prudent in our underwriting standards to ensure that the credit quality of our loan portfolio remains at a high level. At March 31, 2009, our loan portfolio included $68 million in construction and land development related loans. We are closely monitoring these loans for any signs of weakness. We remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the difficult economic conditions that we are facing in our market.

        Our current practice is to sell the majority of the residential real estate loans that we originate to secondary market buyers. Recent activity by the U.S. government and the Federal Reserve has resulted in a historically low mortgage interest rate environment, which has resulted in a significant surge in mortgage refinance activity. During the first three months of 2009, we sold loans totaling $53 million, compared to $25 million in sold mortgage loans during the first quarter of 2008. All of the residential real estate loans that were originated in the first quarter of 2009 were sold with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the dollar amount of loans that we are servicing for others continues to decline. At March 31, 2009 and December 31, 2008, we were servicing loans for secondary market entities totaling approximately $125 million and $136 million, respectively. Mortgage servicing rights were valued at approximately $1.1 million at March 31, 2009 and $1.4 million at December 31, 2008, and had a carrying value of $0.4 million and $0.5 million, respectively. There was no reserve for impairment at March 31, 2009 or December 31, 2008.

Non-performing Assets (dollars in thousands)

	March 31, 2009	December 31, 2008
Non-accrual loans	$4,515	$2,973
90 days or more past due & still accruing	524	83
Total Non-performing Loans	5,039	3,056
Other real estate	2,453	2,276
Total Non-performing Assets	$7,492	$5,332

Non-performing loans to total loans	0.72%	0.44%
Non-performing assets to total assets	0.90%	0.63%
Allowance for loan losses to total loans	1.42%	1.33%
Allowance for loan losses as a % of non-performing loans	196%	299%
Allowance for loan losses as a % of non-performing assets	132%	171%

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

        Our non-performing assets increased $2.2 million during the first quarter of 2009 to $7.5 million, or 0.90 percent of total assets at March 31, 2009, compared to $5.3 million, or 0.63 percent of total assets at December 31, 2008. The increase came from non-accrual loans, which increased $1.5 million during the quarter. The increase was due to three commercial credits and one residential credit being placed on non-accrual status in the first quarter.

        There continues to be significant economic weakness, which has made it more difficult for customers to pay their loans as originally agreed. Despite these challenges, we have been able to contain the levels of our non-performing assets and remain optimistic about the quality of the Bank’s loan portfolio. Non-performing loans have increased and credit quality continues to be under pressure due to the decline in real estate values and the weakening economy. As a result, the allowance for loan losses as a percentage of portfolio loans increased from 1.33 percent at December 31, 2008 to 1.42 percent at March 31, 2009.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$9,130	$7,008
Loans charged-off	(258)	(579)
Recoveries of loans previously charged off	12	21
Additions to allowance charged to operations	975	675
Balance at end of period	$9,859	$7,125

Net loans charged-off to average loans outstanding [annualized]	0.14%	0.37%

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

        Economic conditions in Michigan continue to be weaker than the national economy and Michigan continues to struggle with the loss of jobs associated with the transportation equipment manufacturing industry. Although highly subjective, the economic condition in Michigan is reflected in the amount reserved in the allowance for possible loan losses, because it is one of the factors considered by management in establishing the allowance.

        Impaired loans, including loans on non-accrual, were $4.1 million at March 31, 2009, compared to $3.0 million at December 31, 2008. The allowance for loan losses attributable to impaired loans was $932,000 at March 31, 2009, compared to $459,000 at December 31, 2008.

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

	March 31, 2009		December 31, 2008
	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance
Specific allocations	$1,440	15%	$919	10%
Other adversely rated loans	2,119	21%	2,162	24%
Historical loss allocations	2,757	28%	2,514	28%
Additional allocations based on subjective factors	3,543	36%	3,535	38%
Total	$9,859	100%	$9,130	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	March 31, 2009		December 31, 2008
	Balance	%	Balance	%
Non-interest bearing demand	$73,656	11%	$76,585	11%
Interest bearing checking	157,046	23%	157,160	23%
Money market and savings	90,004	13%	86,878	13%
Time deposits less than $100,000	97,230	14%	101,455	15%
Time deposits greater than $100,000	263,966	39%	255,191	38%
Total deposits	$681,902	100%	$677,269	100%

        Total deposits increased $5 million from December 31, 2008 to March 31, 2009. The primary increases were money market and savings accounts as well as in time deposits greater than $100,000, which increased $3 million and $9 million respectively. These increases were partially offset by a decline in time deposits less than $100,000 of $4 million, during the first quarter. The increase in time deposits greater than $100,000 was mostly due to an increase in deposits from local schools and municipalities. Brokered deposits also increased during the first quarter of 2009.

        The current economic and competitive conditions in our market have made it difficult to grow core deposits, resulting in the need to fund much of our loan growth with alternative funding sources. Alternative funding sources such as federal funds, brokered time deposits, repurchase agreements and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as our compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth continues to exceed core deposit growth in the future, we will continue to use alternative funding sources to meet the funding needs of the Bank. Brokered deposits increased $4 million during the first quarter of 2009, FHLB advances declined $6 million, Federal funds purchased declined $2 million and repurchase agreements remained flat.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        Mandatory forward sales commitments: We enter into commitments to sell loans (service released) with investors, whereby the agreed upon price for the loan or group of loans is determined prior to the sale of the loans. These commitments have expiration dates ranging from 45 to 75 days, and contain late fee provisions and pair-off fee provisions if the loans are not delivered timely. We do not designate these derivatives as hedging instruments and, accordingly recognize the change in their fair value in earnings. The fair value for mandatory forward sales commitments is based on current market prices versus the committed prices. At March 31, 2009 the we had $38.3 million in mandatory forward sales commitments.

        Rate lock commitments with customers: We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. At March 31, 2009 we had $38.7 million in rate lock commitments with customers.

        We also have other various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the overall level of these financial obligations since December 31, 2008 and that any changes in the obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 42 of the Corporation’s 2008 Form 10-K Annual Report, and in Note 13, on page 62, of the audited financial statements, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        Net income for the first quarter of 2009 was $1,250,000, compared to $1,482,000 for the first quarter of 2008. Basic and diluted earnings per share in the first quarter of 2009 were $0.46, compared to $0.55 in the first quarter of 2008. The decline in net income and earnings per share reflects an increase in the provision for loan losses and higher operating expenses, which were partially offset by gains from the sale of investment securities and mortgage loans.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Net Income	$1,250	$1,482

Basic income per share	$0.46	$0.55
Diluted income per share	$0.46	$0.55

Earnings ratios:
Return on average assets	0.60%	0.80%
Return on average equity	7.14%	8.29%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended March 31,
	2009	2008

Average earning assets	$805,531	$709,524
Tax equivalent net interest income	$6,235	$6,275

Tax equivalent yield on earning assets	5.17%	6.46%
Interest cost on liabilities	2.36%	3.42%
Interest spread as a percent of average earning assets	2.81%	3.04%

Tax equivalent net interest income as a percentage
of average earning assets	3.14%	3.56%

Average earning assets as a percentage of average assets	95.7%	94.7%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income declined slightly for the three-month period ended March 31, 2009, compared to the same period in 2008. An increase in average earning assets of $96 million was offset by a decline in the net interest margin of 42 basis points. Despite the decline in our net interest margin, the compression of our margin has begun to show signs of improvement as our cost of funds continues to decline, as fixed rate funding sources re-price at lower costs, while loan yields are beginning to steady.

Provision for Loan Losses

        The provision for loan losses was $975,000 in the first quarter of 2009, compared to $675,000 in the first quarter of 2008. The higher provision for loan losses reflects the increase in non-performing loans, net loans charged off, declines in real estate property values and the growth of our loan portfolio. Also contributing to the increase is the continued overall weakness in the local, state and national economy. Net loans charged off during the first quarter of 2009 were $246,000, or 0.14 percent of total average loans, compared to $558,000, or 0.37 percent of total average loans during the first quarter of 2008. The amount charged to the provision for loan losses is the result of establishing the allowance for loan losses at a level that is deemed necessary, based on our methodology for determining the adequacy of the allowance for loan losses. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists primarily of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $886,000, or 41 percent, for the three month period ended March 31, 2009, compared to the same period in 2008. The majority of the increase came from gains on the sale of mortgage loans and gains on the sale of investment securities. Gains on the sale of mortgage loans increased $665,000 in the first quarter of 2009, compared to the first quarter of 2008. This was the result of the high volumes of mortgage refinance activity due to historically low interest rates. Gains from the sale of investment securities increased $333,000 for the first quarter of 2009, compared to the first quarter of 2008. The higher gains were the result of repositioning the investment portfolio for asset-liability purposes. Non-interest income represented 34 percent of total revenue during the first quarter of 2009, compared to 27 percent in the first quarter of 2008.

Non-interest Expense

        Non-interest expense increased $877,000, or 16 percent, for the three month period ended March 31, 2009, compared to the same period in 2008. Total salary and benefits costs increased $279,000, or 9 percent, for the three month period ended March 31, 2009, compared to 2008. The increase in salary and benefits expense reflects higher mortgage commissions expense related to the increase in mortgage refinance activity and higher incentive accruals in the first quarter of 2009. Occupancy and equipment expenses increased $103,000 or 14 percent in the first quarter of 2009, compared to 2008. The increase reflects the additional costs related to our new East Paris office, which was opened in the second quarter of 2008, as well as the costs from several new offsite ATMs. Total non-interest expense in the first quarter of 2009 also includes $270,000 of expense resulting from valuation adjustments and losses on the sale of other real estate, $147,000 increase in FDIC insurance assessments and higher costs associated with loan collection efforts.

        On October 20, 2008, the FDIC announced a proposed rule on assessments, which would amend the system for risk based assessments and change assessment rates. For the first quarter of 2009, the FDIC proposed raising the current rates uniformly by 7 basis points. The FDIC also proposed to establishing a new initial base assessment rates that will be subject to three adjustments based on (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt, and for small institutions, a portion of Tier one capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The rule was approved by the FDIC resulting in a significant increase in our FDIC insurance assessments in 2009.

        On February 27, 2009, the FDIC adopted an interim rule imposing a 10 — 20 basis point emergency special assessment on all institutions on June 30, 2009. The assessment is to be collected September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. If approved, the rule would result in an additional charge estimated to be between $600,000 and $1,300,000 in the third quarter of this year.

Provision for Federal Income Tax

        The provision for federal income tax was $362,000 for the three month period ended March 31, 2009, compared to $454,000 for the same period in 2008. This equates to an effective tax rate of 22 for the three month period ended March 31, 2009, compared to an effective tax rate of 23 percent, for the same period in 2008.

        The difference between the effective tax rate and statutory tax rate is primarily due to the percentage increase in the total income that is derived from loan and investment interest income that is exempt from federal taxation. The percentage increase in tax-exempt interest income is due to the lower income before federal income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity declined by $753,000 from December 31, 2008, to March 31, 2009. The change in the total stockholders’ equity is the net result of the net income for the three-month period, the decline in the market value of the investment securities portfolio and the reduction due to the payment of quarterly dividends. The change in the market value of the investment securities portfolio caused a $1.4 million decline in accumulated other comprehensive income, from December 31, 2008 to March 31, 2009.

        On March 19, 2009, we announced a quarterly dividend in the amount of $0.22, which was paid on April 30, 2009, to shareholders of record on April 9, 2009.

        We regularly review the capital level of the Bank and the Corporation. We believe that the current level of capital is adequate to support our business. However, the effects that the current economic conditions have had on our earnings, as well as the recent growth that we have enjoyed, continue to put strain on our capital position. Management is evaluating alternatives to increase our capital levels.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board. The Corporation’s and the Bank’s actual capital amounts and ratios as of March, 31 2009 are presented in the table below:

At March 31, 2009	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$78,425	10.66%	$58,859	8.00%	N/A	N/A
Bank	$74,986	10.21%	$58,780	8.00%	$73,475	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$69,232	9.41%	$29,429	4.00%	N/A	N/A
Bank	$65,793	8.95%	$29,390	4.00%	$44,085	6.00%
Tier 1 capital (to average assets)
Consolidated	$69,232	8.22%	$33,681	4.00%	N/A	N/A
Bank	$65,793	7.82%	$33,662	4.00%	$42,078	5.00%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the three-month period ended March 31, 2009, total portfolio loans increased $9 million and deposits increased $5 million. Federal funds purchased declined $2 million, brokered deposits increased $4 million, repurchase agreements remained flat and Federal Home Loan Bank advances declined $6 million from December 31, 2008 to March 31, 2009. We expect that it will continue to be difficult to fully fund the growth of our loan portfolio with retail deposits during 2009 and will most likely fund a portion of the growth through the use of alternative funding sources.

        It has been our practice to use overnight federal funds lines of credit with correspondent banks as a short-term source of liquidity. The recent events, within the financial industry, have caused some of our correspondent to reduce or eliminate the lines of credit that were available to us. At March 31, 2009, we had an available federal funds line of credit totaling $25 million from one of our correspondent banks. We intend to maintain a neutral federal funds position for the near future.

        As another measure to ensure that we have adequate liquidity available to us, we have collateral pledged at the Federal Reserve Discount Window. At March 31, 2009 we had approximately $12 million of municipal securities that were pledged at the discount window that can be used for future borrowings.

        Cash and due from banks declined $6 million from December 31, 2008 to March 31, 2009. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2009.

        Operating activities used net cash of $3 million during the first three months of 2009, compared to $1 million that was provided by operating activities in the first three months of 2008. The decline was primarily due to the origination of mortgage loans that have not yet been delivered to the purchasing institution. Investing activities provided net cash of $1 million for the first three months of 2009, compared to $22 million that was used by investing activities for the same period in 2008. The variance from the prior year was largely due to the decline in the Bank’s investment portfolio. Financing activities during the first three months of 2009 used net cash of $4 million, compared to $20 million that was provided by financing activities in the same period of 2008. The difference is primarily the result of the significant increase in deposits that occurred in the first quarter of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the potential for losses in the fair value of the Corporation’s assets and liabilities due to changes in interest rates, exchange rates and securities pricing. Our exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk represents our primary component of market risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Tools used by management to manage these risks include an interest modeling and simulation model. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize these risks.

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet at March 31, 2009.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
200 basis point rise	$45,418	(15.2%)	$28,227	7.6%
100 basis point rise	$50,045	(6.6%)	$27,353	4.3%
Base rate	$53,585	-	$26,228	-
100 basis point decline	$60,549	13.0%	$24,793	(5.5%)
200 basis point decline	$69,269	29.3%	$23,187	(11.6%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 16, 2009. At the meeting the shareholders elected two directors, each to a three-year term:

		Votes
Director Nominee	Term Expires	For	Withheld
Patrick K. Gill	2012	1,771,528	391,193
Robert F. Dentzman	2012	1,606,499	556,222

Item 5.	Other Information - None

Item 6.	Exhibits

(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer) /s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: May 8, 2009

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