Form 10-Q
period 2009-06-30
O A K FINANCIAL CORP
filed 2009-08-10
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
                                                                                                       Yes  [_]      No  [_]

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
                                                                                                       Yes  [_]      No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of August 7, 2009.

INDEX

		Page Number(s)

Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3 - 6
	Notes to Consolidated Financial Statements	7 - 12

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13 - 22

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.
	Controls and Procedures	24

Part II.	Other Information

	Item 1.
	Legal Proceedings	24

	Item 1A.
	Risk Factors	24

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.
	Defaults Upon Senior Securities	24

	Item 4.
	Submission of Matters to a Vote of Security Holders	24

	Item 5.
	Other Information	25

	Item 6.
	Exhibits	28

Signatures		29

Exhibit Index		30

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS

Cash and cash equivalents	$11,558	$15,411

Available-for-sale securities	96,175	107,251

Loans held for sale	4,759	2,762

Total loans	701,514	686,932
Allowance for loan losses	(10,539)	(9,130)

Net Loans	690,975	677,802

Accrued interest receivable	3,821	3,967
Premises and equipment, net	15,603	16,782
Restricted investments	5,101	5,101
Other assets	12,895	11,235

Total assets	$840,887	$840,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$83,096	$76,585
Interest bearing	604,094	600,684

Total deposits	687,190	677,269

Federal funds purchased	3,950	2,300
Repurchase agreements	14,850	20,350
Federal Home Loan Bank Advances	56,556	63,655
Other borrowed funds	1,188	1,030
Other liabilities	6,120	5,352

Total liabilities	769,854	769,956

Stockholders' equity
Preferred stock, no par value, 500,000 share authorized	-	-
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	35,242	34,171
Accumulated other comprehensive income	310	703

Total stockholders' equity	71,033	70,355

Total liabilities and stockholders' equity	$840,887	$840,311

        The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)

	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$9,018	$9,533	$17,886	$19,347
Available-for-sale securities	947	1,223	2,046	2,508
Restricted investments	26	50	79	95
Other interest income	2	1	2	3

Total interest income	9,993	10,807	20,013	21,953

Interest expense
Deposits	2,836	3,529	5,946	7,579
Federal funds purchased	6	151	11	414
Repurchase agreements	207	244	449	489
FHLB advances	653	644	1,327	1,212
Other borrowed funds	1	4	5	6

Total interest expense	3,703	4,572	7,738	9,700

Net interest income	6,290	6,235	12,275	12,253

Provision for loan losses	1,375	930	2,350	1,605

Net interest income after provision for loan losses	4,915	5,305	9,925	10,648

Non-interest income
Service charges on deposit accounts	1,298	1,387	2,527	2,639
Mortgage banking	973	303	2,033	707
Net gain on sales of available for sale securities ..	7	50	342	52
Insurance premiums and brokerage fees	276	286	565	625
Other	170	191	328	379

Total non-interest income	2,724	2,217	5,795	4,402

Non-interest expenses
Salaries	2,574	2,697	5,390	5,244
Employee benefits	601	575	1,233	1,197
Occupancy (net)	463	464	965	895
Furniture and fixtures	337	326	663	620
Net loss on other real estate owned	54	85	324	84
FDIC fees	689	110	941	215
Other	1,678	1,738	3,349	3,332

Total non-interest expenses	6,396	5,995	12,865	11,587

Income before federal income taxes	1,243	1,527	2,855	3,463

Federal income taxes	233	328	595	782

Net income	$1,010	$1,199	$2,260	$2,681

Income per common share:
Basic	$0.38	$0.44	$0.84	$0.99
Diluted	$0.38	$0.44	$0.84	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Six Months Ended June 30, (Unaudited)

	2009	2008

Balance, beginning of year	$70,355	$70,813
Net income	2,260	2,681
Net change in accumulated other comprehensive income	(393)	(1,015)
Dividends declared	(1,189)	(1,190)

Balance, end of period	$71,033	$71,289

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)

	2009	2008	2009	2008

Net income	$1,010	$1,199	$2,260	$2,681
Change in unrealized gain/(loss) on securities, net of tax	1,016	(1,682)	(393)	(1,015)

Comprehensive income	$2,026	($ 483)	$1,867	$1,666

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended June 30, (Unaudited)

	2009	2008

Cash flows from operating activities
Net income	$2,260	$2,681
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	722	661
Provision for loan losses	2,350	1,605
Proceeds from sales of loans held for sale	112,932	45,449
Originations of loans held for sale	(112,855)	(43,539)
Net gain on sales of available-for-sale securities	(342)	(52)
Net gain on sales of loans held for sale	(2,074)	(730)
Net amortization of investment premiums	247	97
Net gain on sales of premises and equipment	(1)	(11)
Deferred federal income tax benefit	(573)	(236)
Changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	146	(9)
Other assets	(1,086)	(1,071)
Other liabilities	971	60

Net cash provided by operating activities	2,697	4,905

Cash flows from investing activities
Available-for-sale securities:
Proceeds from calls, maturities and pay-downs	18,100	22,724
Proceeds from sales	13,621	6,778
Purchases	(21,145)	(25,212)
Purchases of restricted investments	-	(1,082)
Net increase in loans held for investment	(15,524)	(47,449)
Purchases of premises and equipment	(111)	(1,196)
Proceeds from sale of premises and equipment	569	30

Net cash used in investing activities	(4,490)	(45,407)

Cash flows from financing activities
Net increase in deposits	9,921	24,572
Net increase (decrease) in TT&L note	158	(314)
Proceeds from FHLB borrowings	55,000	37,404
Repayments of FHLB borrowings	(62,100)	(15,965)
Dividends paid	(1,189)	(1,190)
Net decrease in repurchase agreements	(5,500)	-
Net increase (decrease) in federal funds purchased	1,650	(2,100)

Net cash (used) provided by financing activities	(2,060)	42,407

Net (decrease) increase in cash and cash equivalents	(3,853)	1,905

Cash and cash equivalents, beginning of period	15,411	15,342

Cash and cash equivalents, end of period	$11,558	$17,247

Supplementary cash flows information
Interest paid	$7,828	$9,743
Income taxes paid	$466	$560

Non-cash activities
Loans transferred to other real estate	$3,305	$3,130

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and year-to-date periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform with the 2009 presentation.

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Average shares outstanding for basic earnings per share	2,703	2,703	2,703	2,703
Dilutive shares from stock option plans	-	-	-	-

Shares for dilutive earnings per share	2,703	2,703	2,703	2,703

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At June 30, 2009, there were 196,243 shares available for future issuance under the Employees’ Plan and 42,592 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first six months of 2009 or 2008. The following tables summarize information about stock option transactions:

	Six Months Ended June 30, 2009

	Shares	Average Option Price

Outstanding, beginning of period	31,393	$36.67
Granted	-	-
Exercised	-	-
Forfeited/expired	(5,036)	$37.57

Outstanding, end of period	26,357	$36.49

Exercisable, end of period	26,357	$36.49

Exercise Price	Number of Options Outstanding June 30, 2009	Weighted Average Remaining Contractual Life	Number of Options Exercisable June 30, 2009

$33.43	9,933	2.6 years	9,933
$33.81	1,331	4.7 years	1,331
$34.71	1,815	5.9 years	1,815
$37.57	7,154	1.6 years	7,154
$41.32	6,124	0.5 years	6,124

Total	26,357	2.2 years	26,357

        All options expire 10 years after the date of the grant.

Note 8 – Fair Value Measurements

        The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Corporation to determine such fair value.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009

Assets
Available-for-sale securities	$34,777	$61,398	$-	$96,175

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment securities available for sale

Balance at December 31, 2008	$-
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	-
Net purchases, sales, calls and maturities	-
Net transfers in/out of Level 3	-

Balance at June 30, 2009	$-

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

        As of June 30, 2009, the Corporation had no investment securities for which it utilized significant Level 3 inputs to determine fair value. The Corporation Level 1 securities consisted primarily of U.S. government agency notes and mortgage backed securities, as well as our money market preferred auction rate security and preferred stock. Level 2 securities consisted primarily of municipal securities.

        The Corporation also has certain assets that are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).   The following table presents the Corporation’s assets carried at fair value on a nonrecurring basis as of June 30, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis at June 30, 2009
(dollars in thousands)

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in Fair Value for the period ended June 30, 2009

Assets
Loans (net) accounted for under FAS 114	$3,110	$-	$-	$3,123	($731)
Other real estate	$3,883	$-	$-	$3,883	($266)

        The fair value of impaired loans accounted for under SFAS No. 118 and SFAS No. 114 is estimated using either discounted cash flows or collateral value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Impaired loans are categorized as Level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (See Note 5).

        The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include mortgage servicing rights and loans held for sale. The Corporation estimated the fair values of these assets utilizing Level 3 inputs, specifically, the discounted present value of expected future cash flows. At June 30, 2009, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

        The carrying amount and estimated fair values of financial instruments are as follows:

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$11,558	$11,558	$15,411	$15,411
Available-for-sale securities	96,175	96,175	107,251	107,251
Loans receivable, net	690,975	689,653	677,802	696,278
Loans held for sale	4,759	4,767	2,762	2,804
Accrued interest receivable	3,821	3,821	3,967	3,967
Restricted investments	5,101	5,101	5,101	5,101

Financial liabilities
Deposits	687,190	696,732	677,269	675,008
FHLB advances and other borrowed funds	57,744	59,733	64,685	64,575
Repurchase Agreements	14,850	14,846	20,350	20,901
Federal funds purchased	3,950	3,950	2,300	2,300

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

Note 9 – Recent Accounting Pronouncements

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. We have complied with the disclosure requirements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will comply with the requirements of the Statement beginning in the third quarter of 2009.

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter ended June 30, 2009. The discussion should be read in conjunction with the Corporation’s 2008 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

FINANCIAL CONDITION

Summary

        Total assets increased $4 million during the second quarter of 2009, ending at $841 million at June 30, 2009. This was an increase in total assets of $54 million over June 30, 2008 totals. Total loans increased $6 million during the second quarter and have increased $73 million over the last 12 months.

        The allowance for loan losses as a percentage of total loans increased from 1.33 percent at the end of 2008 to 1.50 percent at June 30, 2009. Total non-performing assets totaled $7.8 million at June 30, 2009, up $0.3 million from the prior quarter and $1.1 million from June 30, 2008.

        Total deposits increased $5 million during the second quarter of 2009, and $97 million for the last 12 months. We continue to be well capitalized, with an equity-to-asset ratio of 8.45 percent at June 30, 2009, compared to 8.37 percent at December 31, 2008.

Securities (dollars in thousands)

        We maintain a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities, money market preferred auction rate securities and preferred stock. Our investment securities portfolio serves as a source of earnings and contributes to the management of interest rate risk and liquidity risk.

        All of our securities are classified as available-for-sale. Our total holdings declined $11 million from December 31, 2008 to June 30, 2009, ending the quarter at $96 million. The decline in the portfolio was due to the sale of investment securities that occurred during the first quarter of 2009. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The sale of securities in the first quarter was primarily due to an effort to reduce our exposure to certain groups of mortgage back securities.

        The modified duration of the portfolio in years at June 30, 2009 was 3.71, compared to 3.40 at December 31, 2008. The tax-equivalent yield on the securities portfolio decreased from 4.99% at December 31, 2008 to 4.76% at June 30, 2009. The increase in the duration and the decrease in the tax equivalent yield of the securities portfolio are the result of the normal process of selling and purchasing investment securities as part of the interest rate risk management process. During the first six months of 2009, we had $12 million in callable securities that were called and were replaced with lower yielding securities. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale	Amortized Cost	Fair Value	Amount Pledged

June 30, 2009	$95,705	$96,175	$35,705
December 31, 2008	$106,186	$107,251	$54,306

        At June 30, 2009, $36 million, or 37 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is down $19 million from what was pledged at December 31, 2008. The majority of the securities that were sold during the first quarter had been pledged as excess collateral for FHLB borrowings. We also had a repurchase agreement mature in the second quarter of 2009, which had approximately $6 million in securities pledged against the borrowing.

        At June 30, 2009, we had net unrealized gains on available-for-sale securities of $470,000, compared to net unrealized losses of $1,070,000 at March 31, 2009 and net unrealized gains of $1,065,000, at December 31, 2008. The fluctuation in the net unrealized gains and losses on the securities portfolio was primarily the result of the changing market values of our money market preferred auction rate securities and preferred stock. No assurance can be provided regarding the future performance of these securities. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized gains & losses on the securities are considered temporary and have not been recognized into income. More information on the auction rate securities that we hold can be found in the Corporation’s 2008 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

Loan Portfolio Composition (dollars in thousands)

	June 30, 2009		December 31, 2008

	Amount	%	Amount	%

Commercial real estate	$330,224	47%	$320,183	47%
Commercial	169,789	24%	169,762	25%
Residential real estate	115,695	17%	113,787	16%
Construction and land development	72,461	10%	69,574	10%
Consumer	13,345	2%	13,626	2%

Total loans	$701,514	100%	$686,932	100%

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

        Total portfolio loans were $702 million at the end of the second quarter of 2009, compared to $687 million at December 31, 2008 and $629 million at June 30, 2008. The increase in the first six months of 2009 was primarily from the growth of our commercial real estate portfolio. During the first six months of 2009, commercial real estate loans increased $10 million, or 3 percent. The current economic environment and the turmoil in the banking industry continue to provide tremendous opportunity to obtain new high quality commercial credits in our marketplace. We continue to be prudent in our underwriting standards to ensure that the credit quality of our loan portfolio remains at a high level. At June 30, 2009, our loan portfolio included $72 million in construction and land development related loans. The slight increase in these loans was the result of the funding of previously established available lines of credit. We are closely monitoring these loans for any signs of weakness.

        Our current practice is to sell the majority of the residential real estate loans that we originate to secondary market buyers. The historically low interest rate environment, triggered by the activities of the U.S. government and Federal Reserve, has resulted in significant mortgage refinance activity. During the first six months of 2009, we sold loans totaling $110 million, compared to $45 million in sold mortgage loans during the first six months of 2008. The majority of the residential real estate loans that were originated in the first six months of 2009 were sold with servicing rights released to reduce our exposure to interest rate risk on those loans. As a result, the dollar amount of loans that we are servicing for others continues to decline. At June 30, 2009 and December 31, 2008, we were servicing loans for secondary market entities totaling approximately $114 million and $136 million, respectively. Mortgage servicing rights were valued at approximately $0.9 million at June 30, 2009 and $1.4 million at December 31, 2008, and had a carrying value of $0.3 million and $0.5 million, respectively. There was no reserve for impairment at June 30, 2009 or December 31, 2008.

Non-performing Assets (dollars in thousands)

	June 30, 2009	December 31, 2008

Non-accrual loans	$3,569	$2,973
90 days or more past due & still accruing	375	83

Total non-performing loans	3,944	3,056
Other real estate	3,883	2,276

Total non-performing assets	$7,827	$5,332

Non-performing loans to total loans	0.56%	0.44%
Non-performing assets to total assets	0.93%	0.63%
Allowance for loan losses to total loans	1.50%	1.33%
Allowance for loan losses as a % of non-performing loans	267%	299%
Allowance for loan losses as a % of non-performing assets	135%	171%

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

        Our non-performing assets increased $2.5 million during the first six months of 2009 to $7.8 million, or 0.93 percent of total assets at June 30, 2009. This compares to $5.3 million, or 0.63 percent of total assets at December 31, 2008 and $6.7 million, or 0.85 percent of total assets at June 30, 2008. The increase in non-performing assets has been a result of the strain that has been placed on many of the Bank’s customers during this sustained economic downturn.

        There continues to be significant economic weakness, which has made it more difficult for customers to pay their loans as originally agreed. Despite these challenges, we have been able to contain the levels of our non-performing assets and remain optimistic about the quality of the Bank’s loan portfolio. Non-performing loans have increased and credit quality continues to be under pressure due to the decline in real estate values and the weakening economy. As a result, the allowance for loan losses as a percentage of portfolio loans increased from 1.33 percent at December 31, 2008 to 1.50 percent at June 30, 2009.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Balance at beginning of period	$9,859	$7,125	$9,130	$7,008
Loans charged-off	(830)	(221)	(1,088)	(800)
Recoveries of loans previously charged off	135	26	147	47
Additions to allowance charged to operations	1,375	930	2,350	1,605

Balance at end of period	$10,539	$7,860	$10,539	$7,860

Net loans charged-off to average loans [annualized]	0.40%	0.06%	0.27%	0.25%

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

        The weak national economy and difficult economic conditions in Michigan, which have been magnified due to the loss of jobs associated with the automotive industry, continue to have a large effect on the West Michigan market area. Although highly subjective, these economic conditions are reflected in the amount reserved in the allowance for possible loan losses, because it is one of the factors considered by management in establishing the allowance.

        Impaired loans, including loans on non-accrual, were $3.6 million at June 30, 2009, compared to $3.0 million at December 31, 2008. The allowance for loan losses attributable to impaired loans was $538,000 at June 30, 2009, compared to $459,000 at December 31, 2008.

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

	June 30, 2009		December 31, 2008

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Specific allocations	$1,500	14%	$919	10%
Other adversely rated loans	2,463	23%	2,162	24%
Historical loss allocations	3,046	29%	2,514	28%
Additional allocations based on subjective factors	3,530	34%	3,535	38%

Total	$10,539	100%	$9,130	100%

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

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	June 30, 2009		December 31, 2008

	Balance	%	Balance	%

Non-interest bearing demand	$83,096	12%	$76,585	11%
Interest bearing checking	151,913	22%	157,160	23%
Money market and savings	98,568	14%	86,878	13%
Time deposits less than $100,000	96,551	14%	101,455	15%
Time deposits greater than $100,000	257,062	38%	255,191	38%

Total deposits	$687,190	100%	$677,269	100%

        Total deposits increased $10 million from December 31, 2008 to June 30, 2009. Increases in non-interest bearing demand deposits, money market deposits and savings deposits were partially offset by declines in interest bearing checking accounts and time deposits. Approximately $5 million in time deposit balances shifted from under $100,000 to greater than $100,000. This shift has been partially driven by the FDIC’s recent actions to temporarily increase insurance amounts on deposit accounts from $100,000 to $250,000.

        The current economic and competitive conditions in our market have made it difficult to grow core deposits, resulting in the need to fund much of our loan growth with alternative funding sources. Alternative funding sources such as federal funds, brokered time deposits, repurchase agreements and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as our compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth exceeds core deposit growth in the future, we will continue to use alternative funding sources to meet the funding needs of the Bank. Brokered deposits increased $12 million during the first six months of 2009, FHLB advances declined $7 million, federal funds purchased increased $2 million and repurchase agreements declined $6 million.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        Mandatory forward sales commitments: We enter into commitments to sell loans (service released) with investors, whereby the agreed upon price for the loan or group of loans is determined prior to the sale of the loans. These commitments have expiration dates ranging from 45 to 75 days, and contain late fee provisions and pair-off fee provisions if the loans are not delivered timely. We do not designate these derivatives as hedging instruments and do not recognize the change in their fair value in earnings. The fair value for mandatory forward sales commitments is based on current market prices versus the committed prices. At June 30, 2009 we had $3.4 million in mandatory forward sales commitments.

        Rate lock commitments with customers: We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. At June 30, 2009 we had $3.1 million in rate lock commitments with customers.

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

RESULTS OF OPERATIONS

Summary

        Net income for the second quarter of 2009 was $1,010,000, compared to $1,199,000 for the second quarter of 2008. Basic and diluted earnings per share in the second quarter of 2009 were $0.38, compared to $0.44 in the second quarter of 2008. Net income for the first six months of 2009 was $2,260,000, compared to $2,681,000 for the first six months of 2008. Basic and diluted earnings per share in the first six months of 2009 were $0.84, compared to $0.99 in the first six months of 2008. The decline in net income and earnings per share for both the quarterly and year-to-date periods reflects a significant increase in the provision for loan losses, higher FDIC insurance expense and higher operating expenses related to the administration and disposition of non-performing assets. These higher expenses were partially offset by gains from the sale mortgage loans in both the first and second quarters of 2009 and gains from the sale of investment securities during the first quarter of 2009.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net Income	$1,010	$1,199	$2,260	$2,681

Basic income per share	$0.38	$0.44	$0.84	$0.99
Diluted income per share	$0.38	$0.44	$0.84	$0.99

Earnings ratios:
Return on average assets	0.48%	0.62%	0.54%	0.71%
Return on average equity	5.68%	6.64%	6.43%	7.46%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Average earning assets	$802,146	$732,789	$803,830	$721,157
Tax equivalent net interest income	$6,541	$6,480	$12,776	$12,755

Tax equivalent yield on earning assets	5.12%	6.07%	5.15%	6.26%
Interest cost on liabilities	2.17%	2.96%	2.27%	3.19%

Interest spread as a percent of average earning assets	2.95%	3.11%	2.88%	3.07%

Tax equivalent net interest income as a percentage
of average earning assets	3.27%	3.56%	3.21%	3.56%

Average earning assets as a percentage of average assets	95.2%	94.6%	95.4%	94.6%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income in the second quarter of 2009 increased $61,000, when compared to the same period in 2008. Tax equivalent net interest income increased $21,000 for the year-to-date period ended June 30, 2009, when compared to the same period in 2008. Increases in average earning assets for both periods were offset by declines in the net interest margin of 29 basis points and 35 basis points for the three and six month periods ended June 30, 2009, respectively. The compression that we saw in our net interest margin during the second half of 2008 and the first quarter of 2009 began to turn around in the second quarter of 2009. Our net interest margin increased 13 basis points from the first quarter of 2009 to the second quarter of 2009 as our cost of funds continued to decline, as fixed rate funding sources re-price at lower costs, while loan yields remained steady.

Provision for Loan Losses

        The provision for loan losses was $1,375,000 in the second quarter of 2009, compared to $975,000 in the first quarter of 2009 and $930,000 in the second quarter of 2008. The provision for loan losses was $2,350,000 for the six month period ended June 30, 2009, compared to $1,605,000 for the same period in 2008. The higher provision for loan losses reflects the increase in non-performing loans, net loans charged off, declines in real estate property values and the growth of our loan portfolio. Also contributing to the increase is the continued overall weakness in the local, state and national economy. Net loans charged off during the second quarter of 2009 were $695,000, or 0.40 percent of total average loans, compared to $195,000, or 0.06 percent of total average loans during the second quarter of 2008. Net loans charged off during the first six months of 2009 were $941,000, or 0.27 percent of total average loans, compared to $753,000, or 0.25 percent of total average loans during the first six months of 2008. The amount charged to the provision for loan losses is the result of establishing the allowance for loan losses at a level that is deemed necessary, based on our methodology for determining the adequacy of the allowance for loan losses. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists primarily of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $507,000, or 23 percent, for the three month period ended June 30, 2009, compared to the same period in 2008 and increased $1,393,000, or 32 percent, for the six month period ended June 30, 2009, compared to the same period in 2008. The majority of the increase came from gains on the sale of mortgage loans, which increased $670,000 in the second quarter of 2009, compared to the second quarter of 2008 and increased $1,326,000 for the first six months of 2009, compared to the first six months of 2008. This was the result of the high volumes of mortgage refinance activity due to the historically low interest rate environment. Mortgage interest rates have recently increased and as a result, the high volume of mortgage refinancing is not expected to continue through the remainder of 2009. Gains from the sale of investment securities, which occurred in the first quarter of 2009, also contributed to the increase in non-interest income for the first half of 2009. The higher gains were the result of repositioning the investment portfolio for asset-liability purposes. The increases were partially offset by declines in service charge income, Insurance premiums and brokerage fees. Non-interest income represented 30 percent of total revenue during the second quarter of 2009, compared to 26 percent in the second quarter of 2008.

Non-interest Expense

        Non-interest expense increased $401,000, or 7 percent, for the three month period ended June, 2009, and increased $1,278,000, or 11 percent, for the six month period ended June 30, 2009, compared to the same periods in 2008. Increases in salary and benefits costs resulting from higher commissions on mortgage refinancing activities were offset by the reversal of all management bonuses in the second quarter of 2009. Increases in occupancy and equipment expenses reflects the additional costs related to our new East Paris office, which was opened in the second quarter of 2008, as well as the costs from several new offsite ATMs. FDIC insurance assessments increased by $579,000 in the second quarter and $726,000 for the year-to-date period, compared to the same periods in 2008. The increase is the result of higher assessment rates implemented by the FDIC and an industry-wide special assessment, which amounted to $386,000 for the Bank. Due to the current state of the overall banking industry, FDIC insurance expenses are expected to remain high for the foreseeable future and it is anticipated that an additional special assessment will be imposed on all banks before the end of this year. Total non-interest expense for both the second quarter and year-to-date periods also includes higher expenses resulting from valuation adjustments and losses on the sale of other real estate as well as the costs associated with the administration and disposition of non-performing assets and loan collection efforts.

Provision for Federal Income Tax

        The provision for federal income tax was $233,000 for the three month period ended June 30, 2009, compared to $328,000 for the same period in 2008 and was $595,000 for the six month period ended June 30, 2009, compared to $782,000 for the same period in 2008. This equates to an effective tax rate of 19 for the three month period ended June 30, 2009, compared to an effective tax rate of 21 percent, for the same period in 2008, and an effective tax rate of 21 percent for the six month period ended June 30, 2009, compared to 23 percent for the same period in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased by $678,000 from December 31, 2008, to June 30, 2009. The change in the total stockholders’ equity is the net result of the net income for the six-month period, a slight decline in the market value of the investment securities portfolio and the reduction due to the payment of quarterly dividends.

        On June 23, 2009, we announced a quarterly dividend in the amount of $0.22, which was paid on July 31, 2009, to shareholders of record on July 10, 2009.

        The Corporation and the Bank continue to be well-capitalized. Furthermore, the capital ratios of the Corporation and the Bank improved modestly during the second quarter of 2009, when compared to the first quarter of 2009 and fourth quarter of 2008. Net income has been sufficient to pay the regular dividend and provide the capital to support growth.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board. The Corporation’s and the Bank’s actual capital amounts and ratios as of June 30, 2009 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions

At June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$81,104	10.96%	$59,196	8.00%	N/A	N/A
Bank	$76,982	10.44%	$59,018	8.00%	$73,773	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$70,565	9.54%	$29,598	4.00%	N/A	N/A
Bank	$67,744	9.18%	$29,509	4.00%	$44,264	6.00%
Tier 1 capital (to average assets)
Consolidated	$70,565	8.40%	$33,621	4.00%	N/A	N/A
Bank	$67,744	8.07%	$33,568	4.00%	$41,960	5.00%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the six-month period ended June 30, 2009, total portfolio loans increased $15 million and deposits increased $10 million. Federal funds purchased increased $2 million, brokered deposits increased $16 million, repurchase agreements declined $6 million and Federal Home Loan Bank advances declined $7 million from December 31, 2008 to June 30, 2009. We expect that it will continue to be difficult to fully fund the growth of our loan portfolio with retail deposits during 2009 and will most likely fund a portion of the growth through the use of alternative funding sources.

        At June 30, 2009, we had an available federal funds line of credit totaling $25 million from one of our correspondent banks. We intend to maintain a neutral federal funds position for the near future.

        As another measure to ensure that we have adequate liquidity available to us, we have collateral pledged at the Federal Reserve Discount Window. At June 30, 2009 we had approximately $12 million of municipal securities that were pledged at the discount window that can be used for future borrowings.

        Cash and due from banks declined $4 million from December 31, 2008 to June 30, 2009. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2009.

        Operating activities provided net cash of $3 million during the first six months of 2009, compared to $5 million that was provided by operating activities in the first six months of 2008. The slight decline was primarily due to the use of funds for the origination of mortgage loans. Investing activities provided net cash of $4 million for the first six months of 2009, compared to $45 million that was used by investing activities for the same period in 2008. The variance from the prior year was largely due to the decline in the Bank’s investment portfolio. Financing activities during the first six months of 2009 used net cash of $2 million, compared to $42 million that was provided by financing activities in the same period of 2008. The difference is primarily the result of the significant increase in deposits that occurred in the first half of 2008.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet at June 30, 2009.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Markete Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

200 basis point rise	$51,484	(1.6%)	$30,010	7.8%
100 basis point rise	$53,072	1.5%	$29,070	4.4%
Base rate	$52,296	-	$27,845	-
100 basis point decline	$58,384	11.6%	$26,355	(5.4%)
200 basis point decline	$67,605	29.3%	$24,590	(11.7%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

        On August 10, 2009, the Corporation entered into an amended and restated Employment Agreement and Management Continuity Agreement with each of Mr. Patrick K. Gill (President and Chief Executive Officer) and with Mr. Luyk (Chief Operating Officer and Chief Financial Officer). In addition, the Corporation entered into an Employment Agreement and a Management Continuity Agreement with its Chief Lending Officer, Joel F. Rahn.

        A summary of the material terms of the agreements are set forth below. This summary is qualified in its entirety by reference to the Employment Agreements and Management Continuity Agreements, copies of which are attached as exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

        The Corporation had previously entered into an employment agreement with Mr. Gill dated October 17, 2002, which was filed as Exhibit 10.1 to the Corporation’s Form 10-K for the year ended December 31, 2002. The Corporation had previously entered into an Income Protection Agreement with its Chief Operating Officer and Chief Financial Officer, James A. Luyk, dated October 19, 2000, and filed as Exhibit 10 to the Corporation’s Form 10-K for the year ended December 31, 2001. Mr. Gill’s and Mr. Luyk’s previous agreements are being superseded by their respective August 10, 2009 Employment Agreement and Management Continuity Agreement. Prior to August 10, 2009, Mr. Rahn did not have an employment agreement.

Employment Agreements

        The Employment Agreements state that base salary, incentive and equity incentive compensation will be set and paid as determined by the Corporation’s board of directors from time to time. The Corporation retains the right to dismiss or otherwise terminate the executive’s employment at any time with or without cause.

        The Employment Agreements have an initial term ending December 31, 2011, subject to earlier termination as provided in the Employment Agreements. Beginning on December 31, 2009, and on each December 31 thereafter, the term of the Employment Agreements will be extended for a period of one year in addition to the then-remaining term.

        The Employment Agreements provide that in the event of a termination of employment by the Corporation without “Cause” or by the Executive for “Good Reason”, the Corporation is required to pay severance compensation to the Executive. The severance compensation includes the following: (i) a cash amount equal to the Executive’s annual base salary paid in bi-weekly installments over a 12 month period; (ii) for a period of 12 months, health insurance coverage, life and accidental death and dismemberment insurance coverage and disability insurance coverage; and (iii) the payment of fees for outplacement services for the Executive up to a maximum of $10,000.

        The Employment Agreements contain detailed definitions of “Change of Control”, “Cause” and “Good Reason”.

        The Employment Agreements provide that in the event of a termination of employment for any reason within six months before or thirty-six months after a “Change of Control”, the eligibility for severance benefits will be determined under the Management Continuity Agreement. Eligibility for severance benefits in the case of any other termination of employment is determined under the Employment Agreement.

Management Continuity Agreements

        Each of the Management Continuity Agreements provides that the executive is entitled to severance benefits if the executive’s employment is terminated during the term of the Management Continuity Agreement and if (i) the executive’s employment is terminated within thirty-six months after a “Change of Control” (unless the termination is due to death, disability, by the Corporation for “Cause” or by the executive other than for “Good Reason”) or if (ii) the Corporation terminates the executive’s employment within six months before a “change of control”, in contemplation of a “change of control” and with the purpose of avoiding the effect of the Management Continuity Agreement. In addition, if the executive terminates employment for any reason during the period beginning 180 days after a “Change of Control” and ending 210 days after a “Change of Control”, the executive is entitled to severance benefits.

        The Management Continuity Agreement for Mr. Gill provides that if he is entitled to severance benefits as described above, he will receive a cash amount equal to 2.99 multiplied by the sum of (i) his annual base salary plus (ii) his highest actual annual bonus during the five full calendar years immediately preceding the Change of Control, paid in equal bi-weekly installments (without interest) over a thirty-six (36) month period. For a period of 36 months, Mr. Gill would also receive health insurance coverage, life and accidental death and dismemberment insurance coverage and disability insurance coverage.

        The Management Continuity Agreement for Mr. Luyk provides that if he is entitled to severance benefits as described above, he will receive a cash amount equal to 2.75 multiplied by the sum of (i) his annual base salary plus (ii) his highest actual annual bonus during the five full calendar years immediately preceding the Change of Control, paid in equal bi-weekly installments (without interest) over a thirty (30) month period. For a period of 30 months, Mr. Luyk would also receive health insurance coverage, life and accidental death and dismemberment insurance coverage and disability insurance coverage.

        The Management Continuity Agreement for Mr. Rahn provides that if he is entitled to severance benefits as described above, he will receive a cash amount equal to 2.50 multiplied by the sum of (i) his annual base salary plus (ii) his highest actual annual bonus during the five full calendar years immediately preceding the Change of Control, paid in equal bi-weekly installments (without interest) over a thirty (30) month period. For a period of 30 months, Mr. Rahn would also receive health insurance coverage, life and accidental death and dismemberment insurance coverage and disability insurance coverage.

        In addition, the Management Continuity Agreement for each of the three executives provides for the payment of fees for outplacement services for the executive up to a maximum of $10,000.

        The Management Continuity Agreements contain detailed definitions of “Change of Control”, “Cause” and “Good Reason”.

        The Management Continuity Agreements state that if the aggregate present value of all severance payments and benefits exceeds 2.99 times the executive’s respective “base amount” as defined in Section 280G of the Internal Revenue Code, then the benefits will be reduced to the extent necessary so that the severance payments and benefits is equal to 2.99 times the executive’s base amount.

Other Terms of the Agreements

        The Employment Agreements and Management Continuity Agreements provide that during the term of the Executive’s employment with the Corporation or any successor and for a period of 12 months after termination of employment, the Executive will not compete with the Corporation, solicit customers of the Corporation or solicit employees of the Corporation within a fifty mile radius of 2445 84th Street SW, Byron Center, Michigan 49315.

        The Employment Agreements and Management Continuity Agreements provide that, if at the time the Executive’s employment terminates the Executive is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code, no payment will be made under the agreement before the date that is six months after the termination of employment (or, if earlier, the date of death of the Executive).

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement between Patrick K. Gill and O.A.K. Financial Corporation dated August 10, 2009.

10.2	Management Continuity Agreement between Patrick K. Gill and O.A.K. Financial Corporation dated August 10, 2009.

10.3	Employment Agreement between James A. Luyk and O.A.K. Financial Corporation dated August 10, 2009.

10.4	Management Continuity Agreement between James A. Luyk and O.A.K. Financial Corporation dated August 10, 2009.

10.5	Employment Agreement between Joel F. Rahn and O.A.K. Financial Corporation dated August 10, 2009.

10.6	Management Continuity Agreement between Joel F. Rahn and O.A.K. Financial Corporation dated August 10, 2009.

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

O.A.K. FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

/s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: August 10, 2009

EXHIBIT INDEX

Exhibit	Description

10.1	Employment Agreement between Patrick K. Gill and O.A.K. Financial Corporation dated August 10, 2009.

10.2	Management Continuity Agreement between Patrick K. Gill and O.A.K. Financial Corporation dated August 10, 2009.

10.3	Employment Agreement between James A. Luyk and O.A.K. Financial Corporation dated August 10, 2009.

10.2	Management Continuity Agreement between James A. Luyk and O.A.K. Financial Corporation dated August 10, 2009.

10.5	Employment Agreement between Joel F. Rahn and O.A.K. Financial Corporation dated August 10, 2009.

10.6	Management Continuity Agreement between Joel F. Rahn and O.A.K. Financial Corporation dated August 10, 2009.

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.