Form 10-Q
period 2009-09-30
O A K FINANCIAL CORP
filed 2009-11-09
CIK 1038459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
                                                                                                    Yes  [_]   No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,703,009 shares of the Corporation’s Common Stock ($1 par value) were outstanding as of November 9, 2009.

INDEX

		Page Number(s)

Part I.	Financial Information (unaudited):

	Item 1.
	Consolidated Financial Statements	3 - 6
	Notes to Consolidated Financial Statements	7 - 12

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13 - 22

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.
	Controls and Procedures	24

Part II.	Other Information

	Item 1.
	Legal Proceedings	24

	Item 1A.
	Risk Factors	24

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.
	Defaults Upon Senior Securities	24

	Item 4.
	Submission of Matters to a Vote of Security Holders	24

	Item 5.
	Other Information	24

	Item 6.
	Exhibits	24

Signatures		25

Exhibit Index		26

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

Cash and cash equivalents	$22,728	$15,411

Available-for-sale securities	94,704	107,251

Loans held for sale	5,592	2,762

Total loans	692,677	686,932
Allowance for loan losses	(14,078)	(9,130)

Net Loans	678,599	677,802

Accrued interest receivable	3,771	3,967
Premises and equipment, net	15,300	16,782
Restricted investments	5,261	5,101
Other assets	14,140	11,235

Total assets	$840,095	$840,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$78,652	$76,585
Interest bearing	622,533	600,684

Total deposits	701,185	677,269

Federal funds purchased	-	2,300
Repurchase agreements	5,600	20,350
Federal Home Loan Bank Advances	55,485	63,655
Other borrowed funds	1,198	1,030
Other liabilities	5,310	5,352

Total liabilities	768,778	769,956

Stockholders' equity
Preferred stock, no par value, 500,000 share authorized	-	-
Common stock, $1 par value; 4,000,000 shares authorized;
2,703,009 shares issued and outstanding	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	33,339	34,171
Accumulated other comprehensive income	2,497	703

Total stockholders' equity	71,317	70,355

Total liabilities and stockholders' equity	$840,095	$840,311

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)

	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$8,994	$9,528	$26,880	$28,875
Available-for-sale securities	938	1,245	2,984	3,753
Restricted investments	50	60	129	155
Other interest income	1	22	3	25

Total interest income	9,983	10,855	29,996	32,808

Interest expense
Deposits	2,648	3,695	8,594	11,274
Federal funds purchased	2	56	13	470
Repurchase agreements	110	247	559	736
FHLB advances	645	750	1,972	1,962
Other borrowed funds	9	1	14	7

Total interest expense	3,414	4,749	11,152	14,449

Net interest income	6,569	6,106	18,844	18,359

Provision for loan losses	4,500	1,400	6,850	3,005

Net interest income after provision for loan losses	2,069	4,706	11,994	15,354

Non-interest income
Service charges on deposit accounts	1,343	1,414	3,870	4,053
Mortgage banking	614	210	2,647	917
Net gain on sales of available for sale securities ..	54	-	396	52
Insurance premiums and brokerage fees	294	328	859	953
Other	152	137	480	516

Total non-interest income	2,457	2,089	8,252	6,491

Non-interest expenses
Salaries	2,682	2,568	8,072	7,812
Employee benefits	608	537	1,841	1,734
Occupancy (net)	471	471	1,436	1,366
Furniture and fixtures	309	341	972	961
Net loss on other real estate owned	473	313	797	397
FDIC fees	305	114	1,246	329
Other	1,951	1,627	5,300	4,959

Total non-interest expenses	6,799	5,971	19,664	17,558

Income before federal income taxes	(2,273)	824	582	4,287

Federal income taxes (benefit)	(965)	87	(370)	869

Net income (loss)	($1,308)	$737	$952	$3,418

Income (loss) per common share:
Basic	($ 0.49)	$0.27	$0.35	$1.26
Diluted	($ 0.49)	$0.27	$0.35	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Nine Months Ended September 30, (Unaudited)

	2009	2008

Balance, beginning of year	$70,355	$70,813
Net income	952	3,418
Net change in accumulated other comprehensive income	1,794	(851)
Dividends declared	(1,784)	(1,784)

Balance, end of period	$71,317	$71,596

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)

	2009	2008	2009	2008

Net income (loss)	($1,308)	$737	$952	$3,418
Change in unrealized gain/(loss) on securities, net of tax	2,187	164	1,794	(851)

Comprehensive income	$879	$901	$2,746	$2,567

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended September 30, (Unaudited)

	2009	2008

Cash flows from operating activities
Net income	$952	$3,418
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	1,074	1,026
Provision for loan losses	6,850	3,005
Proceeds from sales of loans held for sale	136,478	55,796
Originations of loans held for sale	(136,627)	(53,115)
Net gain on sales of available-for-sale securities	(396)	(52)
Net gain on sales of loans held for sale	(2,681)	(943)
Net amortization of investment premiums	372	127
Net gain on sales of premises and equipment	(2)	(12)
Deferred federal income tax benefit	(1,987)	(704)
Changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	196	(532)
Other assets	(919)	(964)
Other liabilities	(966)	399

Net cash provided by operating activities	2,344	7,449

Cash flows from investing activities
Available-for-sale securities:
Proceeds from calls, maturities and pay-downs	22,745	27,331
Proceeds from sales	15,678	6,778
Purchases	(23,135)	(29,017)
Purchases of restricted investments	(160)	(1,082)
Net increase in loans held for investment	(7,647)	(69,121)
Purchases of premises and equipment	(160)	(1,431)
Proceeds from sale of premises and equipment	571	31

Net cash provided (used) by investing activities	7,892	(66,511)

Cash flows from financing activities
Net increase in deposits	23,917	74,854
Net increase (decrease) in TT&L note	168	487
Proceeds from FHLB borrowings	91,000	37,404
Repayments of FHLB borrowings	(99,170)	(19,979)
Dividends paid	(1,784)	(1,784)
Net decrease in repurchase agreements	(14,750)	-
Net decrease in federal funds purchased	(2,300)	(34,700)

Net cash (used) provided by financing activities	(2,919)	56,282

Net increase (decrease) in cash and cash equivalents	7,317	(2,780)

Cash and cash equivalents, beginning of period	15,411	15,342

Cash and cash equivalents, end of period	$22,728	$12,562

Supplementary cash flows information
Interest paid	$11,573	$17,995
Income taxes paid	$1,082	$1,160

Non-cash activities
Loans transferred to other real estate	$4,815	$3,769

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and year-to-date periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform with the 2009 presentation.

        In accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), FASB ASC 855, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

Note 2 – Calculation of Earnings per Share (in thousands)

        All earnings per share amounts have been presented to conform to the requirements of FASB ASC 260, Earnings Per Share. Basic earnings per share exclude any dilutive effect of stock options. The basic earnings per share for the Corporation are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation are computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options. The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

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

Note 7 – Stock Compensation and Stock Option Plans (dollars in thousands, except per share data)

        The Corporation maintains stock option plans for non-employee directors (the Directors’ Plan) and employees and officers of the Corporation and its subsidiaries (the Employees’ Plan). The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan. At September 30, 2009, there were 196,243 shares available for future issuance under the Employees’ Plan and 42,592 shares available for issuance under the Directors’ Plan.

        Options under both plans typically become exercisable on the first anniversary of the grant date. The option exercise price is at least 100% of the market value of the common stock at the grant date. No options were awarded during the first nine months of 2009 or 2008. The following tables summarize information about stock option transactions:

	Nine Months Ended September 30, 2009

	Shares	Average Option Price

Outstanding, beginning of period	31,393	$36.67
Granted	-	-
Exercised	-	-
Forfeited/expired	(5,036)	$37.57

Outstanding, end of period	26,357	$36.49

Exercisable, end of period	26,357	$36.49

Exercise Price	Number of Options Outstanding September 30, 2009	Weighted Average Remaining Contractual Life	Number of Options Exercisable September 30, 2009

$33.43	9,933	2.3 years	9,933
$33.81	1,331	4.5 years	1,331
$34.71	1,815	5.7 years	1,815
$37.57	7,154	1.4 years	7,154
$41.32	6,124	0.3 years	6,124

Total	26,357	1.9 years	26,357

        All options expire 10 years after the date of the grant.

Note 8 – Fair Value Measurements

        The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Corporation to determine such fair value.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009

Assets
Available-for-sale securities	$34,267	$60,437	$-	$94,704

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment securities available for sale

Balance at December 31, 2008	$-
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	-
Net purchases, sales, calls and maturities	-
Net transfers in/out of Level 3	-

Balance at September 30, 2009	$-

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

        As of September 30, 2009, the Corporation had no investment securities for which it utilized significant Level 3 inputs to determine fair value. The Corporation Level 1 securities consisted primarily of U.S. government agency notes and mortgage backed securities, as well as our money market preferred auction rate security and preferred stock. Level 2 securities consisted primarily of municipal securities.

        The Corporation also has certain assets that are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).   The following table presents the Corporation’s assets carried at fair value on a nonrecurring basis as of September 30, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis at September 30, 2009
(dollars in thousands)

Assets	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in Fair Value for the nine month period ended September 30, 2009

Loans (net) accounted for under FASB ASC 310	$12,103	$-	$-	$12,103	($2,828)
Other real estate	$4,918	$-	$-	$4,918	($ 456)

        The fair value of impaired loans accounted for under FASB ASC 310-10-35-2, Loan Impairment, is estimated using either discounted cash flows or collateral value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820-10-50, Fair Value Measurements and Disclosures, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Impaired loans are categorized as Level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (See Note 5).

        The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include mortgage servicing rights and loans held for sale. The Corporation estimated the fair values of these assets utilizing Level 3 inputs, specifically, the discounted present value of expected future cash flows. At September 30, 2009, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

        The carrying amount and estimated fair values of financial instruments are as follows:

	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$22,728	$22,728	$15,411	$15,411
Available-for-sale securities	94,704	94,704	107,251	107,251
Loans receivable, net	678,599	680,883	677,802	696,278
Loans held for sale	5,592	5,693	2,762	2,804
Accrued interest receivable	3,771	3,771	3,967	3,967
Restricted investments	5,261	5,261	5,101	5,101

Financial liabilities
Deposits	$701,185	$711,039	$677,269	$675,008
FHLB advances and other borrowed funds	56,683	58,737	64,685	64,575
Repurchase Agreements	5,600	5,606	20,350	20,901
Federal funds purchased	-	-	2,300	2,300

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

Note 9 – Recent Accounting Pronouncements

        Financial Accounting Standards Board Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification TM (Codification) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162". SFAS 168 establishes the Codification as the single authoritative reference for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. SFAS 168 divides nongovernmental U.S. GAAP into two levels; that considered authoritative under the Codification and guidance that is non-authoritative. SFAS 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

        Measuring Liabilities at Fair Value: In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides guidance for valuing liabilities within the FASB Codification’s fair value hierarchy. ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair value measurements of liabilities and that the liability’s nonperformance risk would be the same both before and after the hypothetical transfer on which the fair-value measurement is based. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-05 on October 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

        The following is management’s discussion and analysis of the factors that influenced OAK Financial Corporation’s financial performance during the quarter ended September 30, 2009. The discussion should be read in conjunction with the Corporation’s 2008 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

FINANCIAL CONDITION

Summary

        Total assets declined just under $1 million during the third quarter of 2009, ending at $840 million at September 30, 2009. This was an increase of $38 million over September 30, 2008 and remained flat, when compared to December 31, 2008. Total loans declined $9 million during the third quarter and increased $42 million over the last 12 months.

        The allowance for loan losses as a percentage of total loans increased from 1.33 percent at the end of 2008 to 2.03 percent at September 30, 2009. Total non-performing assets totaled $18.3 million at September 30, 2009, up $10.5 million from the prior quarter and $13.0 million from December 31, 2008.

        Total deposits increased $14 million during the third quarter of 2009, and $61 million for the last 12 months. We continue to be well capitalized, with an equity-to-asset ratio of 8.49 percent at September 30, 2009, compared to 8.37 percent at December 31, 2008.

Securities

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

        All of our securities are classified as available-for-sale. Our total holdings declined $13 million from December 31, 2008 to September 30, 2009, ending the quarter at $95 million. The decline in the portfolio was primarily due to the sale of investment securities that occurred during the first quarter of 2009. Fluctuations in the investment portfolio are considered normal and intended to manage our interest rate risk and short–term liquidity needs. The sale of securities in the first quarter was primarily due to an effort to reduce our exposure to certain groups of mortgage back securities.

        The modified duration of the portfolio in years at September 30, 2009 was 4.63, compared to 3.40 at December 31, 2008. The tax-equivalent yield on the securities portfolio decreased from 4.99% at December 31, 2008 to 4.95% at September 30, 2009. The increase in the duration and the decrease in the tax equivalent yield of the securities portfolio are the result of the normal process of selling and purchasing investment securities as part of the interest rate risk management process. During the first nine months of 2009, we had $16 million in callable securities that were called, which resulted in them being replaced with securities at a lower yield. The following table summarizes our holdings of securities available-for-sale:

Securities available-for-sale (dollars in thousands)

	Amortized Cost	Fair Value	Amount Pledged

September 30, 2009	$90,922	$94,704	$30,542
December 31, 2008	$106,186	$107,251	$54,306

        At September 30, 2009, $31 million, or 32 percent, of the securities were pledged to secure FHLB borrowings, repurchase agreements and other purposes as required or permitted by law. This is down $24 million from what was pledged at December 31, 2008. The majority of the securities that were sold during the first quarter had been pledged as excess collateral for FHLB borrowings. We also had two repurchase agreements mature in the first nine months of 2009, which had approximately $16 million in securities pledged against the borrowings.

        At September 30, 2009, we had net unrealized gains on available-for-sale securities of $3.8 million, compared to net unrealized gains of $0.5 million at June 30, 2009 and net unrealized gains of $1.1 million, at December 31, 2008. The fluctuation in the net unrealized gains and losses on the securities portfolio was primarily the result of the changing market values of our money market preferred auction rate securities and preferred stock and increases in the values of our municipal securities. No assurance can be provided regarding the future performance of these securities. We have the ability and intent to hold the bonds for the foreseeable future and therefore the unrealized losses on the securities are considered temporary and have not been recognized into income. More information on our auction rate securities can be found in the Corporation’s 2008 annual report on Form 10-K and the audited financial statements and notes contained therein.

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

Loan Portfolio Composition (dollars in thousands)

	September 30, 2009		December 31, 2008

	Amount	%	Amount	%

Commercial real estate	$326,980	47%	$317,276	47%
Commercial	164,045	24%	169,762	25%
Residential real estate	111,561	16%	113,787	16%
Construction and land development	76,888	11%	72,481	10%
Consumer	13,203	2%	13,626	2%

Total loans	$692,677	100%	$686,932	100%

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

        Total portfolio loans were $693 million at the end of the third quarter of 2009, compared to $687 million at December 31, 2008 and $650 million at September 30, 2008. The increase in the first nine months of 2009 was primarily from the growth of our commercial real estate portfolio. During the first nine months of 2009, commercial real estate loans increased $10 million, or 3 percent. The current economic environment and the turmoil in the banking industry continue to provide tremendous opportunity to obtain new high quality commercial credits in our marketplace. We continue to be prudent in our underwriting standards to ensure that the credit quality of our loan portfolio remains at a high level. At September 30, 2009, our loan portfolio included $77 million in construction and land development related loans. The slight increase in these loans was primarily the result of the funding of previously established available lines of credit. We are closely monitoring these loans for any signs of weakness.

        Our current practice is to sell the majority of the residential real estate loans that we originate to secondary market buyers. The historically low interest rate environment, triggered by the activities of the U.S. government and Federal Reserve, has resulted in significant mortgage refinance activity. During the first nine months of 2009, we sold loans totaling $134 million, compared to $55 million in sold mortgage loans during the first nine months of 2008. The majority of the residential real estate loans that were originated in the first nine months of 2009 were sold with servicing rights released. As a result, the dollar amount of loans that we are servicing for others continues to decline. At September 30, 2009 and December 31, 2008, we were servicing loans for secondary market entities totaling approximately $108 million and $136 million, respectively. Mortgage servicing rights were valued at approximately $0.8 million at September 30, 2009 and $1.4 million at December 31, 2008, and had a carrying value of $0.3 million and $0.5 million, respectively. There was no reserve for impairment at September 30, 2009 or December 31, 2008.

Non-performing Assets (dollars in thousands)

	September 30, 2009	December 31, 2008

Non-accrual loans	$12,689	$2,973
90 days or more past due & still accruing	680	83

Total non-performing loans	13,369	3,056
Other real estate	4,918	2,276

Total non-performing assets	$18,287	$5,332

Non-performing loans to total loans	1.93%	0.44%
Non-performing assets to total assets	2.18%	0.63%
Allowance for loan losses to total loans	2.03%	1.33%
Allowance for loan losses as a % of non-performing loans	105%	299%
Allowance for loan losses as a % of non-performing assets	77%	171%

        Non-performing assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and collateral for loans and other real estate, which have been acquired primarily through foreclosure and are awaiting disposition. Loans, including loans considered to be impaired under FASB ASC 310-10-35-2, Subsequent Measurement, are generally placed on a non-accrual basis when principal or interest is past due 90 days or more or when, in the opinion of management, full collection of principal and interest is unlikely.

        Non-performing assets totaled $18.3 million at September 30, 2009, up $10.5 million from the prior quarter and $9.4 million from September 30, 2008. The increase in non-performing assets is primarily the result of placing two residential construction and development projects and several commercial loans secured by real estate on non-accrual. Total non-performing assets represent 2.18% of total assets compared to 0.63% at December 31, 2008 and 1.10% at September 30, 2008. At September 30, 2009, total non-performing assets consist of $4.9 million of other real estate, $12.7 million of loans that are not accruing interest and $0.7 million of loans that are past due 90 days or more and still accruing interest.

        There continues to be significant economic weakness, which has made it more difficult for customers to pay their loans as originally agreed. Non-performing loans have increased and credit quality continues to be under pressure due to the decline in real estate values and the weakening economy. As a result, the allowance for loan losses as a percentage of portfolio loans increased from 1.33 percent at December 31, 2008 to 2.03 percent at September 30, 2009.

Allowance for Loan Losses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Balance at beginning of period	$10,539	$7,860	$9,130	$7,008
Loans charged-off	(977)	(258)	(2,065)	(1,058)
Recoveries of loans previously charged off	16	51	163	98
Additions to allowance charged to operations	4,500	1,400	6,850	3,005

Balance at end of period	$14,078	$9,053	$14,078	$9,053

Net loans charged-off to average loans [annualized]	0.55%	0.13%	0.37%	0.21%

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

        The weak national economy and difficult economic conditions and high unemployment rate in Michigan continue to have a large effect on the West Michigan market area. Although highly subjective, these economic conditions are reflected in the amount reserved in the allowance for possible loan losses, because it is one of the factors considered by management in establishing the allowance.

        Net loans charged-off as a percent of total average loans was 0.55% in the third quarter of 2009, compared to .40% in the second quarter of 2009 and 0.13% in the third quarter of 2008. Net loans charged-off in the third quarter totaled $961,000 compared to $207,000 during the third quarter of 2008. Year-to-date 2009, net loans charged-off totaled $1,902,000 compared to $960,000 for the same period in 2008.

        Impaired loans, including loans on non-accrual, were $12.1 million at September 30, 2009, compared to $3.0 million at December 31, 2008. The allowance for loan losses attributable to impaired loans was $3.8 million at September 30, 2009, compared to $459,000 at December 31, 2008.

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

	September 30, 2009		December 31, 2008

	Allowance Amount	% of total allowance	Allowance Amount	% of total allowance

Specific allocations	$3,839	27%	$459	5%
Other adversely rated loans	3,854	27%	2,700	30%
Historical loss allocations	3,068	22%	2,509	27%
Additional allocations based on subjective factors	3,317	24%	3,462	38%

Total	$14,078	100%	$9,130	100%

        Actual losses experienced in the future could vary significantly from the estimated allocation of the loan loss reserve. Changes in local and national economic factors could significantly affect the adequacy of the allowance for loan losses. While amounts are allocated to various portfolios as directed by FASB ASC 310-10-35, the entire allowance for loan losses is available to absorb losses from any portfolio segment.

Deposits and Borrowed Funds (dollars in thousands)

The following table sets forth the deposit balances and the portfolio mix:

	September 30, 2009		December 31, 2008

	Balance	%	Balance	%

Non-interest bearing demand	$78,652	11%	$76,585	11%
Interest bearing checking	198,376	28%	157,160	23%
Money market and savings	102,417	15%	86,878	13%
Time deposits less than $100,000	89,883	13%	101,455	15%
Time deposits greater than $100,000	231,857	33%	255,191	38%

Total deposits	$701,185	100%	$677,269	100%

        Total deposits increased $24 million from December 31, 2008 to September 30, 2009 and increased $14 million over June 30, 2009. The largest increase came from seasonal increases in public funds from municipalities, due to the collection of summer tax bill payments. This allowed for a reduction in our brokered deposit balances, which led to the lower time deposit balances.

        Shifts in consumer savings rates have helped us to grow our core deposits over the past year, which has allowed us to reduce our use of alternative funding sources. Alternative funding sources such as federal funds, brokered time deposits, repurchase agreements and FHLB advances supplement our core deposits and are integral components of the asset/liability management effort. Our ability to borrow additional funds is contingent upon, but not limited to, the availability of funds in the market and our financial condition at the time of each request, as well as our compliance with all applicable collateral requirements, regulations, laws, and policies. If loan growth exceeds core deposit growth in the future, we will use alternative funding sources to meet the funding needs of the Bank. Brokered deposits declined $31 million during the first nine months of 2009, FHLB advances declined $8 million, federal funds purchased declined $2 million and repurchase agreements declined $15 million.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        Mandatory forward sales commitments: We occasionally enter into commitments to sell loans (service released) with investors, whereby the agreed upon price for the loan or group of loans is determined prior to the sale of the loans. These commitments have expiration dates ranging from 45 to 75 days, and contain late fee provisions and pair-off fee provisions if the loans are not delivered timely. We do not designate these derivatives as hedging instruments and do not recognize the change in their fair value in earnings. The fair value for mandatory forward sales commitments is based on current market prices versus the committed prices. At September 30, 2009 we did not have any mandatory forward sales commitments.

        Rate lock commitments with customers: We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. We do not designate these derivatives as hedging instruments. At September 30, 2009 we had $12.8 million in rate lock commitments with customers and 100 percent of our locked pipeline was placed with our investors on “Best Efforts” contracts.

        We also have other various financial obligations, including contractual obligations and commitments that may require future cash payments. We believe that there have been no material changes in the overall level of these financial obligations since December 31, 2008 and that any changes in the obligations, which have occurred, are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 42 of the Corporation’s 2008 Form 10-K Annual Report, and in Note 13, on page 62, of the audited financial statements, and is incorporated herein by reference.

RESULTS OF OPERATIONS

Summary

        The third quarter of 2009 resulted in a net loss of $1,308,000, compared to net income of $737,000 for the third quarter of 2008. Basic and diluted earnings per share in the third quarter of 2009 were a loss of $0.49, compared to a gain of $0.27 in the third quarter of 2008. Net income for the first nine months of 2009 was $952,000, compared to $3,418,000 for the first nine months of 2008. Basic and diluted earnings per share in the first nine months of 2009 were $0.35, compared to $1.26 in the first nine months of 2008.

        The decline in net income and earnings per share for both the quarterly and year-to-date periods reflects a significant increase in the provision for loan losses, higher FDIC insurance expense and higher operating expenses related to the administration and disposition of non-performing assets. These higher expenses were partially offset by increases in gains from the sale mortgage loans.

Earnings Performance (dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net income (loss)	($ 1,308)	$737	$952	$3,418

Basic income (loss) per share	($ 0.49)	$0.27	$0.35	$1.26
Diluted income (loss) per share	($ 0.49)	$0.27	$0.35	$1.26

Earnings ratios:
Return on average assets	(0.62%)	0.37%	0.15%	0.59%
Return on average equity	(7.18%)	4.06%	1.78%	6.32%

Net Interest Income (dollars in thousands)

        The following schedule presents the average daily balances, interest income on a fully taxable equivalent basis (“FTE”) and interest expense and average rates earned and paid for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Average earning assets	$788,271	$762,889	$798,531	$735,153
Tax equivalent net interest income	$6,830	$6,356	$19,606	$19,111

Tax equivalent yield on earning assets	5.16%	5.79%	5.15%	6.10%
Interest cost on liabilities	2.00%	2.91%	2.18%	3.09%

Interest spread as a percent of average earning assets	3.16%	2.88%	2.97%	3.01%

Tax equivalent net interest income as a percentage
of average earning assets	3.44%	3.31%	3.28%	3.47%

Average earning assets as a percentage of average assets	94.3%	95.5%	95.1%	95.0%

        Net interest income is our principal source of income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowed funds. Tax equivalent net interest income in the third quarter of 2009 increased $474,000, when compared to the same period in 2008. Tax equivalent net interest income increased $495,000 for the year-to-date period ended September 30, 2009, when compared to the same period in 2008. The compression that we saw in our net interest margin during the second half of 2008 and the first quarter of 2009 began to turn around in the second quarter of 2009 and continued during the third quarter of 2009. Our net interest margin increased 17 basis points in the third quarter of 2009, compared to the previous quarter and increased 13 basis points, compared to the third quarter of 2008. Our cost of funds continues to decline, as fixed rate funding sources re-price at lower costs, while loan yields remained steady.

Provision for Loan Losses

        The provision for loan losses was $4,500,000 in the third quarter of 2009, compared to $1,375,000 in the second quarter of 2009 and $1,400,000 in the third quarter of 2008. The provision for loan losses was $6,850,000 for the nine month period ended September 30, 2009, compared to $3,005,000 for the same period in 2008. The higher provision for loan losses reflects the increase in non-performing loans, higher net loans charged off, and increases in specific reserves on impaired loans, due to declines in real estate property values. Also contributing to the increase is the continued overall weakness in the local, state and national economy. Net loans charged off during the third quarter of 2009 were $961,000, or 0.55 percent of total average loans, compared to $207,000, or 0.13 percent of total average loans during the third quarter of 2008. Net loans charged off during the first nine months of 2009 were $1,902,000, or 0.37 percent of total average loans, compared to $960,000, or 0.21 percent of total average loans during the first nine months of 2008. The amount charged to the provision for loan losses is the result of establishing the allowance for loan losses at a level that is deemed necessary, based on our methodology for determining the adequacy of the allowance for loan losses. For more information about our allowance for loan losses and the methodology for establishing its level, and specific reserves included in the allowance for loan losses, see the discussion above under Allowance for Loan Losses.

Non-interest Income

        Non-interest income consists primarily of service charges on deposit accounts, insurance fees, brokerage fees, gains or losses on the sales of investments, gains from the sales of mortgage loans and servicing fees on the loans sold with the servicing rights retained. Non-interest income increased $368,000, or 18 percent, for the three month period ended September 30, 2009, compared to the same period in 2008 and increased $1,761,000, or 27 percent, for the nine month period ended September 30, 2009, compared to the same period in 2008. The majority of the increase came from mortgage banking revenue, which increased $404,000 in the third quarter of 2009, compared to the third quarter of 2008 and increased $1,730,000 for the first nine months of 2009, compared to the first nine months of 2008. This was the result of the high volumes of mortgage refinance activity due to the historically low interest rate environment. Gains from the sale of investment securities, which occurred in the first quarter of 2009, also contributed to the increase in non-interest income for the first nine months of 2009. The higher gains were the result of repositioning the investment portfolio for asset-liability purposes. The increases were partially offset by declines in service charge income, Insurance premiums and brokerage fees, for both the three and nine month periods ended September 30, 2009.

Non-interest Expense

        Non-interest expense increased $828,000, or 14 percent, for the three month period ended September, 2009, and increased $2,106,000, or 12 percent, for the nine month period ended September 30, 2009, compared to the same periods in 2008. Increases in salary and benefits costs, for both the quarterly and year-to-date periods, were primarily the result of higher commissions on mortgage refinancing activities and higher costs associated with employee medical insurance. Occupancy and equipment expenses declined $31,000 in the third quarter of 2009, compared to the third quarter of 2008 and increased $81,000 for the nine month period ended September 30, 2009, compared to the same period in 2008. The year-to-date increase over the prior year reflects additional costs related to our new East Paris office, which was opened in the second quarter of 2008, as well as the costs from several new offsite ATMs. FDIC insurance assessments increased by $191,000 in the third quarter and $917,000 for the year-to-date period, compared to the same periods in 2008. The increase is the result of higher assessment rates implemented by the FDIC and an industry-wide special assessment in the second quarter of 2009, which amounted to $386,000 for the Bank. Due to the current state of the overall banking industry, FDIC insurance expenses are expected to remain high for the foreseeable future. Total non-interest expense for both the third quarter and year-to-date periods also includes higher expenses resulting from valuation adjustments and losses on the sale of other real estate as well as the costs associated with the administration and disposition of non-performing assets and loan collection efforts.

Provision for Federal Income Tax

        The provision for federal income tax was a benefit of $965,000 for the three month period ended September 30, 2009, compared to a cost of $87,000 for the same period in 2008 and was a benefit of $370,000 for the nine month period ended September 30, 2009, compared to a cost of $869,000 for the same period in 2008.

        The effective tax rate of the Corporation is affected by percentage of income that is derived from loan and investment interest income that is exempt from federal taxation. The percentage increase in tax-exempt interest income in 2009 is due to the lower income before federal income taxes, which has primarily been due to the higher provision for loan losses during 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital

        The capital of the Corporation consists of common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income. Total stockholders’ equity increased by $962,000 from December 31, 2008, to September 30, 2009. The change in the total stockholders’ equity is the net result of the net income for the nine-month period, an increase in the market value of the investment securities portfolio and the reduction due to the payment of quarterly dividends.

        On September 18, 2009, we announced a quarterly dividend in the amount of $0.22, which was paid on October 30, 2009, to shareholders of record on October 9, 2009.

        The Corporation and the Bank continue to be well-capitalized. Furthermore, the capital ratios of the Corporation and the Bank improved modestly during the first nine months of 2009.

Capital Resources (dollars in thousands)

        Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the various asset categories. These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board. The Corporation’s and the Bank’s actual capital amounts and ratios as of September 30, 2009 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions

At September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$78,375	10.75%	$58,329	8.00%	N/A	N/A
Bank	$76,190	10.46%	$58,263	8.00%	$72,829	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$68,759	9.43%	$29,165	4.00%	N/A	N/A
Bank	$66,574	9.14%	$29,131	4.00%	$43,697	6.00%
Tier 1 capital (to average assets)
Consolidated	$68,759	8.23%	$33,424	4.00%	N/A	N/A
Bank	$66,574	7.98%	$33,389	4.00%	$41,736	5.00%

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

        Our liquidity strategy is to fund loan growth with deposits, and borrowed funds as needed. During the nine-month period ended September 30, 2009, total portfolio loans increased $6 million and deposits increased $24 million. Federal funds purchased declined $2 million, brokered deposits declined $31 million, repurchase agreements declined $15 million and Federal Home Loan Bank advances declined $8 million from December 31, 2008 to September 30, 2009. We expect that it will be difficult to fully fund future loan growth with retail deposits and will most likely fund a portion of the growth through the use of alternative funding sources.

        At September 30, 2009, we had an available federal funds line of credit totaling $25 million from one of our correspondent banks. We intend to maintain a neutral federal funds position for the near future.

        As another measure to ensure that we have adequate liquidity available to us, we have collateral pledged at the Federal Reserve Discount Window. At September 30, 2009 we had approximately $12 million of municipal securities that were pledged at the discount window that can be used for future borrowings.

        Cash and due from banks increased $7 million from December 31, 2008 to September 30, 2009. The level of cash and due from banks is deemed to be acceptable and is not expected to change significantly during 2009.

        Operating activities provided net cash of $2 million during the first nine months of 2009, compared to $7 million that was provided by operating activities in the first nine months of 2008. The slight decline was primarily due to the use of funds for the origination of mortgage loans. Investing activities provided net cash of $8 million for the first nine months of 2009, compared to $67 million that was used by investing activities for the same period in 2008. The variance from the prior year was largely due to the decline in the Bank’s investment portfolio and slower growth of the Bank’s loan portfolio. Financing activities during the first nine months of 2009 used net cash of $3 million, compared to $56 million that was provided by financing activities in the same period of 2008. The difference is primarily the result of the significant increase in deposits that occurred in the first nine months of 2008.

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

Simulation Model

        Simulations models require numerous assumptions that have a significant impact on the measured interest rate risk. Simulation models attempt to predict customer reaction to interest rate changes, changes in the competitive environment, and other economic factors. In running our Interest Rate Scenario Analysis (“IRSA”) simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The IRSA model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the ALCO, which evaluates the results in conjunction with acceptable interest rate risk parameters. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of the Corporation’s assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities. The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet at September 30, 2009.

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change

200 basis point rise	$57,217	(1.1%)	$30,114	8.0%
100 basis point rise	$58,789	1.6%	$29,134	4.4%
Base rate	$57,873	-	$27,894	-
100 basis point decline	$63,773	10.2%	$26,392	(5.4%)
200 basis point decline	$73,428	26.9%	$24,620	(11.	7%)

(1)	Simulation analyses calculate the change in the net present value of the Corporation’s assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculate the change in net interest income, under parallel shifts in interest rates over the next 12 months, based on a static balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q quarterly report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes in the Corporation’s risk factors from those disclosed in its Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended.

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

OAK FINANCIAL CORPORATION /s/ Patrick K. Gill —————————————— Patrick K. Gill (Chief Executive Officer)

/s/ James A. Luyk —————————————— James A. Luyk (Chief Financial Officer)

Date: November 9, 2009

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of the Registrant, as amended.

31.1	Certificate of the President and Chief Executive Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of OAK Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.