Form 10-K
period 2009-12-31
O A K FINANCIAL CORP
filed 2010-02-12
CIK 1038459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $1.00 par value

(Title of Class)

___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No _X_.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.  Yes        No   X  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.          .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer____       Accelerated Filer               Non-Accelerated Filer____     Smaller Reporting Company_ X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X  .

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second quarter.

Aggregate Market Value of Common Stock Held by Non-Affiliates as of June 30, 2009:  $41,618,100

As of February 1, 2010, there were outstanding 2,703,009 shares of the Company's Common Stock ($1.00 par value).

Documents Incorporated by Reference:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in 2010 are incorporated by reference into Part III of this report, or alternatively, will be filed as an amendment to this Annual Report on Form 10-K..

PART I

Item 1.   Business.

The Company

OAK Financial Corporation (the "Company") was incorporated under the laws of the State of Michigan on October 13, 1988, for the purpose of becoming a bank holding company.  The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns the outstanding stock of Byron Bank (the “Bank”), which is organized under the laws of the State of Michigan.  Aside from the Bank, the Company has no other substantial assets.  The Company conducts no business except for the provision of certain management and operational services to the Bank, the collection of dividends from the Bank and the payment of dividends to the Company's stockholders.  The executive office of the Company is located at 2445 84th Street, S.W., Byron Center, Michigan 49315.  While the Company's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis.  Accordingly, all of the Company's operations are considered by Management to be aggregated in one reportable operating segment.

The Company and all its subsidiaries are provided staff resources through OAK ELC, an affiliated employee leasing company.  OAK ELC provides staffing solely to the Company and its subsidiaries.

Recent Development – Proposed Merger with Chemical Financial Corporation

On January 7, 2010, Chemical Financial Corporation ("Chemical") and the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Chemical (the "Merger").  Following the Merger, Byron Bank, the wholly owned subsidiary of the Company, will be consolidated with and into Chemical Bank, a wholly owned subsidiary of Chemical.  Under the terms of the Merger Agreement, included as Exhibit 2.1 to this Annual Report on Form 10-K, as of the effective time of the Merger shareholders of the Company will receive 1.306 shares of Chemical stock for each share of common stock they own, subject to adjustments under certain specified situations (the "Merger Consideration").

                The Merger Agreement contains customary representations, warranties and covenants of the Company and Chemical, including, among others, the Company's covenant to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the completion of the Merger and not to engage in certain transactions during such period without the consent of Chemical in writing.

                Consummation of the Merger is subject to approval by the Company's shareholders, receipt of appropriate regulatory approvals, and certain other closing conditions.  Subject to the terms and conditions of the Merger Agreement, the transaction is expected to be completed in the second quarter of 2010.

Chemical will file a registration statement with the SEC to register the securities that the Company's shareholders will receive if the Merger is consummated. The registration statement will contain a prospectus and proxy statement and other relevant documents concerning the Merger. Shareholders are urged to read the registration statement, the prospectus and proxy statement, and any other relevant documents when they become available because they will contain important information about Chemical, the Company, and the Merger. Shareholders will be able to obtain the documents free of charge at the SEC's website, www.sec.gov.

In addition, in connection with the proposed transaction, the Company will be filing a proxy statement and other relevant documents to be distributed to the shareholders of the Company. Shareholders are urged to read the proxy statement regarding the Merger when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.  Shareholders will be able to obtain a free copy of the proxy statement, as well as other filings containing information about Chemical and the Company, free of charge from the SEC's website (www.sec.gov), by contacting Chemical Financial Corporation, 333 East Main Street, P.O. Box 569, Midland, MI 48640-0569, Attention: Ms. Lori A. Gwizdala, Investor Relations, telephone 800-867-9757, or by contacting O.A.K. Financial Corporation, 2445 84th Street, SW, Byron Center, MI 49315, Attention: Mr. James A. Luyk, Investor Relations, telephone 616-588-7419.  SHAREHOLDERS SHOULD READ THE PROXY STATEMENT AND OTHER DOCUMENTS TO BE FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE MERGER.

The Company and its directors, executive officers, and certain other members of management and employees may be soliciting proxies from the Company's shareholders in favor of the Merger.  Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Company's shareholders in connection with the Merger will be set forth in the proxy statement when it is filed with the SEC.  Shareholders can find information about the Company's executive officers and directors in its most recent proxy statement filed with the SEC, which is available at the SEC’s website (www.sec.gov).  You can also obtain free copies of these documents from Chemical or the Company, as appropriate, using the contact information above.

The Bank

The Bank was organized in 1921 as a Michigan banking corporation.  The executive office of the Bank is located at 2445 84th Street, S.W., Byron Center, Michigan 49315.  The Bank's main office is located in Byron Center and it serves other communities with a total of 14 offices.  The Bank's offices are located in Kent County, Ottawa County and the northern portion of Allegan County.  The area in which the Bank's offices are located, which is primarily south and west of the city of Grand Rapids, has historically been rural in character but now has a growing suburban population as the Grand Rapids Metropolitan Area expands.

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

Effect of Government Monetary Policies

Earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Bank Competition

The Bank has 14 offices, one within each of the communities it serves.  Within these communities, its principal competitors are Comerica Bank, JP Morgan Chase, Fifth-Third Bank, Flagstar Bank, PNC Bank, Huntington National Bank, Macatawa Bank, Mercantile Bank of Michigan, United Bank of Michigan, and various credit unions.  Additional competition comes from internet based financial services companies and other national banks offering web based services.  The Bank’s products, services, and pricing are competitive within the markets served.

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

Source of Revenue

The Bank's principal sources of revenue include net interest income and non-interest income.  The net interest revenue is the difference between the interest the Bank earns on loans and investments and the interest the Bank pays on deposits and other interest bearing borrowed funds.  Non-interest revenue includes deposit service charges, insurance premium income, brokerage fees, mortgage banking revenue, and other fees collected for services provided.  Mortgage banking revenue includes the gains resulting from the origination and sale of mortgage loans and fees received for servicing mortgage loans for others.  The sources of income for the three most recent years are as follows:

Percent of total revenue:	2009	2008*	2007
Net interest revenue	70.3%	74.1%	73.9%
Non-interest revenue	17.7%	18.6%	18.8%
Insurance premiums & brokerage fees	3.1%	3.7%	4.2%
Mortgage banking revenue	8.9%	3.6%	3.1%

* 2008 revenue totals exclude the impairment charge on investment securities.

Employees

As of December 31, 2009, the Company and its subsidiaries employed 157 full-time and 95 part-time persons.  Management believes that relations with employees are good.

SUPERVISION AND REGULATION

The following is a summary of certain statutes and regulations affecting the Company and the Bank.  This summary is qualified in its entirety by such statutes and regulations.  A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Michigan Office of Financial and Insurance Regulation ("OFIR"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends.  The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance fund, the depositors of the Bank, and the public, rather than stockholders of the Bank or the Company.  Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

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

Federal Deposit Insurance Corporation (FDIC).  EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and on May 20, 2009, this temporary increase in the insurance limit was extended until December 31, 2013. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through June 30, 2010.

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

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in light of the significant economic downturn.  ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided financial institutions.  Under ARRA, an institution will be subject to a number of restrictions and standards through-out the period in which any obligation arising from financial assistance provided under TARP remains outstanding.

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

In addition, the U.S. Government, the Federal Reserve, the Treasury, the FDIC and other governmental and regulatory bodies have taken, or may be considering taking, other actions to address the financial crisis.  There can be no assurance, however, as to the actual impact of these actions on the financial markets and their potential impact on our business.

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

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy.  In addition, if OFIR deems the Bank's capital to be impaired, OFIR may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder.  If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

Investments and Activities.  In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5 percent of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA.

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

Securities Regulation.  The Company's common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law.  The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.  The Company is generally subject to these requirements as well as SEC rules and regulation that implement the provisions of the Act.  At June 30, 2009, the Company’s aggregate market value dropped below $50 million and as a result the Company is now a “smaller reporting company” under SEC rules and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

Capital Requirements.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies.  If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.  The Federal Reserve Board's capital guidelines for bank holding companies are essentially the same as those described below for the Bank.

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

Our merger agreement with Chemical Financial Corporation limits our quarterly dividend to a maximum of $0.22 per share.

The Bank

General.  The Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.  As a Federal Reserve System member and a Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator and OFIR, as the chartering authority for Michigan banks.  These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund (the "SAIF"), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund's reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels.  On September 9, 2009, the FDIC approved a rule to finalize the deposit insurance coverage regulations to reflect an extension of the temporary increase in standard maximum deposit insurance amount to $250,000 through December 31, 2013.

On October 14, 2008 the FDIC announced the Temporary Liquidity Guarantee Program (TLGP).  The program (1) guarantees newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (the Debt Guarantee Program), and (2) provides full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC insured institutions, regardless of the dollar amount (the Transaction Account Guarantee Program).  The insurance on senior unsecured debt, under the Transaction Account Guarantee Program, would be assessed an annualized fee based upon the maturity of the debt.  The fee will be lower for shorter-term debt and higher for longer-term debt.  The insurance on non-interest bearing transaction deposit accounts, under the Transaction Account Guarantee Program, would be assessed a fee equal to 10 basis points on deposits not otherwise covered by the existing deposit insurance limit of $250,000.  On August 29, 2009, the FDIC announced that the deposit insurance coverage under the Transaction Account Guarantee Program, which was scheduled to expire December 31, 2009, has been extended through June 30, 2010.  The fee will be equal to 15 basis points, 20 basis points, or 25 basis points, depending on the Risk Category assigned to the institution under the FDIC’s risk-based premium system.  Debt, under the Debt Guarantee Program, must have been issued by October 31, 2009 and is guaranteed until its maturity date or June 30, 2012, whichever comes first.  Participation in both the Transaction Account Guarantee and Debt Guarantee Program were optional.  The Bank elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program.  The Bank did not issue any debt under the Debt Guarantee Program.

On November 12, 2009, the FDIC adopted a final rule on assessment regulations to require depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  The projected assessment base for each quarter represents the September 31, 2009, assessment base increased quarterly by a 5 percent annual growth rate.  This rule resulted in a prepaid assessment totaling $4.3 million for the Bank.

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

OFIR Assessments.  Michigan banks are required to pay supervisory fees to OFIR to fund the operations of OFIS.  The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to OFIR.

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

As of December 31, 2009 the Bank's ratios exceeded minimum requirements for the well capitalized category. (See "Liquidity and Capital Resources.")

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

The USA Patriot Act.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws.  Under the Act and implementing regulations, among other requirements financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.  Financial institutions must also implement a risk-based customer identification program in connection with opening new accounts.  The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists, and notice to customers.  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the investor relations link on our website, at www.BankAtByron.com.  The reports are also available through the SEC website.

Item 1A.  Risk Factors.

You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

Risks Relating to Our Proposed Merger with Chemical Financial Corporation

Our proposed merger with Chemical Financial Corporation ("Chemical") may be delayed or may not occur at all for a variety of reasons.

The merger agreement with Chemical may be terminated at any time before the completion of the merger, by either us or Chemical, under certain circumstances described in the merger agreement, including, but not limit to, if:

•	the merger has not been completed by August 31, 2010, if the failure to consummate the merger is not caused by the breach of the merger agreement by the terminating party;
•	our shareholders do not approve the merger by the required vote;
•	Chemical does not receive all the required regulatory approvals; or
•	either we or Chemical are subject to any order, decree, or injunction of a court or agency that enjoins or prohibits consummation of the merger.

In addition, the merger agreement may be terminated by Chemical at any time before the completion of the merger if, among other things:

•	if certain conditions to closing have not been satisfied or waived by Chemical;
•	if there has occurred one or more events that shall have caused or are reasonably likely to cause a "Material Adverse Effect" on us, as that term is defined in the merger agreement;
•	if the required cost of certain environmental remediation exceeds certain levels specified in the merger agreement; or
•

if our representations and warranties to Chemical are not true, correct and complete when made and at the effective time of the merger, except where the failure of such representations to be true, correct or complete, individually or in the aggregate, has not had and would not reasonably be expected to have a "Material Adverse Effect" on us.

Even if our proposed merger with Chemical is completed, our stockholders may receive less consideration than 1.306 shares of Chemical common stock for each share of our common stock, depending on certain adjustment provisions in the Merger Agreement.

The terms of our merger agreement with Chemical provide that the amount of the merger consideration that our stockholders will be entitled to receive for each share of our common stock upon completion of the merger is 1.306 shares of Chemical common stock, subject to certain adjustments.

If our shareholders' equity falls below a certain level and/or we experience loan losses, impairments and charge-offs beyond certain specified levels, the number of Chemical shares we receive will be reduced as provided in the merger agreement.  Beyond certain levels, Chemical has the right to terminate the merger agreement.

Accordingly, our shareholders may receive an amount of merger consideration that is less than 1.306 shares of Chemical common stock for each share of our common stock upon completion of the merger.  The dollar value of the Chemical common stock to be received by our shareholders upon consummation of the merger will vary depending on the market price of Chemical common stock upon completion of the merger.

During the pendency of the merger with Chemical, we may not be able to enter into a business combination with another party because of restrictions in the merger agreement.

Covenants in the merger agreement limit our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger with Chemical. While the merger agreement is in effect, and subject to limited exceptions, we are prohibited from soliciting, initiating or encouraging alternative transactions with a third party.

Risks Relating to Our Business

The Company has credit risk inherent in its asset portfolio, and its allowance for loan losses may not be sufficient to cover actual loan losses.

The Bank's loan customers may not repay their loans according to their respective terms, and any collateral securing the payment of these loans may be insufficient to assure repayment. As a result, the Bank may experience significant credit losses, which could have a material adverse effect on the Company.

To offset this risk, the Company makes various assumptions and judgments about the collectibility of the Bank's loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets that may serve as collateral for the repayment of loans.  In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of current economic conditions.  However, if its assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses inherent in the Bank's loan portfolio, and adjustments may be necessary to account for changing economic conditions or adverse developments in the loan portfolio. Material additions to the allowance would materially decrease net income.

The allowance for loan losses is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts.  The Company does not view the allowance for loan losses as being divisible among the various categories of loans.  The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.  In addition, federal and state regulators periodically review the Company's allowance for loan losses and may require the Company to increase the provision for loan losses or recognize additional loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition of the Company.

Fluctuations in interest rates and economic conditions could reduce the Company's profitability and negatively affect its capital and liquidity.

The Company realizes income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  The Company's interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities.  While the Company has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.  The Company expects that it will periodically experience "gaps" in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa.  In either event, if market interest rates should move contrary to its position, this "gap" will work against it, and its earnings may be negatively affected.

The Company is unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:

•	inflation or deflation rates;
•	levels of business activity;
•	recession;
•	unemployment levels;
•	money supply;
•	domestic or foreign events; and
•	instability in domestic and foreign financial markets.

In addition, substantially all of the Bank's loans are to businesses and individuals in West Michigan, and any decline in the economy of West Michigan could adversely affect the Bank.

The Company relies heavily on its management team.  The loss of key managers may adversely affect its operations.

The success of the Company depends in large part on its ability to attract and to retain senior management experienced in banking and financial services.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

Competition with other financial institutions could adversely affect the Company's profitability.

The Company faces vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, mortgage banking companies, credit unions, and other financial organizations.  A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services.  To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on the Bank.  As a result, these non-bank competitors may have an advantage over the Company in providing certain services, and this competition may reduce or limit the Company's margins on banking services, reduce its market share, and adversely affect its results of operations and financial condition.

The Company's operations may be affected by its ability to adapt to and take advantage of technological changes.

The banking industry continues to experience rapid technological changes with frequent introductions of new technology-driven products and services.  The success of the Company will depend in part on its ability to invest in technology resources and/or negotiate favorable contracts with third-party service providers to provide certain back office functions that benefit from technologically advanced resources.  Many of the Company's competitors have substantially greater resources to invest in technological improvements or to do so at a lower cost than is available to the Company.  In addition, improvements in the ability to deliver financial products and services over the internet may continue to expand the Bank's field of competition to institutions located outside of the Bank's geographic market.  There can be no assurance that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

Changes in economic conditions could adversely affect the Company's loan portfolio.

The Company's success depends to a great extent upon general economic conditions.  The economy in the State of Michigan has generally been slow within the past five years or more.  While general economic conditions appear to have stabilized in recent months, the unemployment rate in Michigan remains to be the highest in the nation and continues to contribute to the decline in the real estate market.

The Company provides banking services to customers primarily in West Michigan.  The Company's loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is therefore impacted by local economic conditions.

A continued deterioration in economic conditions could have many adverse consequences, including the following:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the Company' products and services may decline; and
•	Collateral for the Company's loans may decline in value, in turn reducing customers' borrowing power and reducing the value of assets and collateral associated with existing loans.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

The Company is subject to extensive regulation, supervision, and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on it and the Bank and its operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect its powers, authority, and operations, which could increase its costs of doing business and, as a result, give an advantage to its competitors who may not be subject to similar legislative and regulatory requirements.  Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  The exercise of regulatory power may have a negative impact on the Company's results of operations and financial condition.  The effect of this regulation can be significant and cannot be predicted with a high degree of certainty.

The Company's ability to pay dividends on its common stock is limited not only by its profitability, but also by bank regulation and by contract.

Most of the Company's revenues are received in the form of dividends paid to it by its subsidiary Bank.  Thus, its ability to pay dividends to the holders of its common stock is indirectly limited by statutory restrictions on the ability of its subsidiary Bank to pay dividends to it.  Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.  In addition, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  The FDIC has similar enforcement powers over the Bank.  Federal law has "prompt corrective action" provisions that authorize the Federal Reserve Board to restrict its payment of dividends for an insured bank that fails to meet specified capital levels.

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

Our merger agreement with Chemical Financial Corporation limits our quarterly dividend to a maximum of $0.22 per share.

There is a limited trading market for the Company's common stock.

The Company's common stock is reported on the OTC Bulletin Board under the symbol "OKFC."  The development and maintenance of an active trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond the Company's control or the control of any market maker.  Although the Company is publicly traded and files reports with the SEC, the volume of trading activity in its stock is relatively limited.  Even if a more active market develops, there can be no assurance that such a market will continue.

The value of certain securities in our investment portfolio may be negatively affected by disruptions in the market for those securities and future declines or other-than-temporary impairments could materially adversely affect our future earnings and regulatory capital.

Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities.  During the fourth quarter of 2008, the Corporation recorded an impairment charge on certain money market preferred and preferred stock securities in our portfolio.  In addition, changes in accounting resulting from changes in and interpretations of applicable accounting standards may affect how we account for certain investment securities in our portfolio.  The valuation and accounting for our investment securities could have a material adverse impact on our net income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults could result in future classifications as other than temporarily impaired. This could have a material impact on our future earnings and financial condition.

The state of financial markets and the economy may adversely affect our sources of liquidity and capital.

There has been significant turmoil and volatility in worldwide financial markets over the past couple of years. These conditions resulted in a disruption in the liquidity of financial markets.  If similar situations were to occur in the future it could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, it could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

Item 1B.  Unresolved Staff Comments.

There are no unresolved SEC comments with respect to reports filed by the Company under the Securities Exchange Act of 1934.

Item 2.   Properties.

The Company and the Bank own a total of 13 facilities and lease 1 facility in West Michigan.  The facilities are located in Kent, Ottawa, and Allegan Counties.  The individual properties are not material to the Company's or the Bank's business or to the consolidated financials.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered adequate for current and anticipated needs.

In addition to the facilities described above, at December 31, 2008, the Bank owned another facility, which was previously occupied by the Bank’s mortgage lending operations, which were consolidated into the main office in Byron Center.  This property was sold in the first quarter of 2009.

Item 3.   Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 4.   Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Company

The Board of Directors appoints the executive officers of the Bank.  There are no family relationships among the officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.  The following table sets forth certain information with respect to the Company's executive officers (included for information purposes only) as of December 31, 2009:

Name	Age	Position with Company	Year Became an Executive Officer
Patrick K. Gill	58	President, Chief Executive Officer and Director of the Company and the Bank	2002
James A. Luyk	47	Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company and the Bank	2000
Joel F. Rahn	43	Executive Vice President and Chief Lending Officer of the Company and the Bank	2006

Prior to being named President and Chief Executive Officer in 2002, Mr. Gill served as President and Chief Executive Officer of Pavilion Bancorp, Inc. for more than five (5) years.

Prior to being named Executive Vice President and Chief Financial Officer in 2000, Mr. Luyk served as regional controller for Huntington National Bank.

Prior to being named Executive Vice President and Chief Lending Officer in 2006, Mr. Rahn served as Vice President, in charge of commercial lending, at the Bank for more than three years.  Prior to joining the Bank Mr. Rahn served as Senior Vice President in charge of the Traverse City, Michigan region, at Irwin Union Bank, which is now First Financial Bank.

PART II

Item 5.   Market Price and Dividends for Registrant's Common Equity and Related Stockholder Matters.

The following table sets forth the range of high and low sales prices of the Company's common stock during 2009 and 2008, based on information available to the Company, as well as per share cash dividends declared during those periods.

			Cash
	Sales Prices		Dividends Declared
2009	High	Low
First Quarter	$19.99	$15.25	$0.22
Second Quarter	$18.95	$15.75	$0.22
Third Quarter	$21.25	$17.50	$0.22
Fourth Quarter	$21.50	$17.00	$0.22

2008	High	Low
First Quarter	$31.50	$29.05	$0.22
Second Quarter	$30.10	$27.00	$0.22
Third Quarter	$28.28	$20.50	$0.22
Fourth Quarter	$22.75	$18.90	$0.22

At February 1, 2010, the Company has 731 record holders of our common stock.  In addition to these record holders, we estimate that there were approximately 450 beneficial owners of our common stock who own their shares through brokers or banks.  The common stock is traded and quoted on the Over-the-Counter Bulletin Board under the symbol "OKFC".

The Company is a holding company and substantially all of its assets are held by its subsidiaries. The Company’s ability to pay dividends to its shareholders depends primarily on the Bank's ability to pay dividends to the Company.  Dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

The Company’s merger agreement with Chemical Financial Corporation limits the Company’s quarterly dividend to a maximum of $0.22 per share.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's common stock with that of the cumulative total return on the Hemscott Group Index and the NASDAQ Market Index for the five-year period ended December 31, 2009.  The Hemscott Group Index is an index composed of over 100 banks and bank holding companies located in the Midwest.  The following information is based on an investment of $100, on December 31, 2004, in the Company’s common stock, the Hemscott Group Index, and the NASDAQ Stock Market Index, with dividends reinvested.  The Company's Common Stock is thinly traded on the OTC Bulletin Board.  Accordingly, the returns reflected in the following graph and table is based on sale prices of the Company's stock of which management is aware.  There may have been sales at higher or lower prices, of which management is not aware.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG O.A.K. FINANCIAL CORP., NASDAQ MARKET INDEX

AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2009

	2004	2005	2006	2007	2008	2009
OAK Financial Corp.	$100.00	$107.86	$106.28	$103.62	$61.15	$57.23
Hemscot Group Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
NASDAQ Market Index	$100.00	$96.02	$111.31	$87.18	$58.81	$46.45

             Source: HEMSCOTT, Inc., Richmond, Virginia

Unregistered Sales of Common Stock

The Company did not sell any shares of its common stock during 2009 that were not registered under the Securities Act of 1933, as amended, except as may have been previously reported by the Company in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Repurchases of Common Stock

The Company did not repurchase any shares of its common stock during the fourth quarter of 2009.

Item 6.   Selected Financial Data (dollars in thousands, except per share data).

                                            SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Results of Operations:
Interest income	$39,810	$43,305	$46,083	$41,053	$32,052
Interest expense	14,298	18,928	22,571	18,074	10,884
Net interest income	25,512	24,377	23,512	22,979	21,168
Provision for loan losses	10,050	4,955	1,221	540	480
Non-interest income	10,798	5,308	8,243	6,349	5,479
Non-interest expenses	26,592	23,589	21,519	18,873	17,631
Income before federal income taxes	(332)	1,141	9,015	9,915	8,536
Federal income taxes	(872)	(395)	2,286	2,893	2,478
Net income	$540	$1,536	$6,729	$7,022	$6,058

Per Share Data:
Net income	$0.20	$0.57	$2.49	$2.60	$2.24
Cash dividends declared	$0.88	$0.88	$0.86	$0.75	$0.59
Book Value	$25.78	$26.03	$26.20	$24.35	$22.42
Weighted average shares outstanding	2,703	2,703	2,703	2,703	2,705

Consolidated Balance Sheet Data:
Total assets	$821,773	$840,311	$743,446	$669,372	$591,085
Loans, net of unearned income	692,713	686,932	582,296	514,538	453,879
Allowance for loan losses	12,973	9,130	7,008	7,510	7,160
Deposits	690,120	677,269	565,448	567,007	487,797
Stockholders' equity	69,672	70,355	70,813	65,821	60,595

Consolidated Financial Ratios:
Tax equivalent net interest income to average earning assets	3.34%	3.40%	3.63%	3.92%	4.04%
Return on average equity	0.76%	2.13%	9.85%	11.15%	10.28%
Return on average assets	0.06%	0.20%	0.95%	1.11%	1.07%
Non-performing assets	1.68%	0.63%	0.93%	0.17%	0.30%
Efficiency ratio	72.50%	69.10%	66.10%	63.30%	64.80%
Dividend payout ratio	440.22%	154.88%	33.82%	26.15%	21.47%
Equity to asset ratio	8.48%	8.37%	9.53%	9.84%	10.25%
Tier 1 leverage ratio	8.16%	8.04%	9.64%	9.97%	10.40%

FORWARD LOOKING STATEMENTS

This report includes "forward‑looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward‑looking statements. In addition, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify forward‑looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on its operations and its future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward‑looking statements and undue reliance should not be placed on such statements. Further information concerning the Company, including additional factors that could materially affect financial results, is included in the Company’s other filings with the Securities and Exchange Commission.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following financial review presents management's discussion and analysis of consolidated financial condition and results of operations during the period of 2007 through 2009.  The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance.  This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies.  Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral values and other subjective factors.

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

Fair value of securities available-for-sale - Securities available-for-sale represent those securities not classified as trading or held to maturity and are reported at fair value with unrealized gains and losses, net of applicable income taxes reported in comprehensive income. The Company determines whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is recognized as a charge to non-interest income.  In determining fair value for financial assets the use of assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available.  In some cases an entity may determine that observable inputs require significant adjustment based on unobservable data.  More information on the specific methods used to determine fair values of the Company’s securities available-for-sale at December 31, 2009 can be found under “Fair Values of Financial Instruments” in the accompanying notes to the consolidated financial statements.

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Premiums and discounts are recognized in interest income computed on the level-yield method.

FINANCIAL CONDITION

Summary

Total assets declined $19 million, or 2 percent during 2009 to $822 million.  For the year, available for sale securities declined $27 million, or 25 percent, total loans outstanding increased $6 million, or 1 percent and total deposits increased $13 million, or 2 percent.  The decline in available for sale securities was the result of the sale of investment securities, primarily for asset and liability management purposes.  The increase in total loans was due to an increase in commercial loans, which increased $4 million, or 1 percent, in 2009 and commercial real estate, which increased $2 million, or 1 percent, in 2009.  The increase in total deposits was due to increases in checking and savings accounts of $42 million, or 13 percent, which were partially offset by declines in time deposits of $29 million, or 8 percent.  A discussion of changes in balance sheet amounts by major categories follows.

Securities (in thousands)

We maintain a diversified securities portfolio, which includes obligations of government sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities, money market preferred stocks, and preferred stocks.  The primary objective of our investing activities is to provide a source of liquidity, provide for safety of the principal invested and manage our exposure to changes in interest rates.

	Amortized	Fair	Amount
Securities available-for-sale:	Cost	Value	Pledged
December 31, 2009	$77,771	$80,585	$28,221
December 31, 2008	$106,186	$107,251	$54,306

We pledge some of our securities to secure Federal Home Loan Bank borrowings, to secure repurchase agreements and for other purposes as required or permitted by law.  During 2009 we reduced the amount of pledged securities as part of our overall liquidity and asset and liability management activities.  We also have securities pledged at the Federal Reserve Bank Discount Window as part of our liquidity contingency plan.

All of our securities are classified as available-for-sale.  As a result, changes in market value are recognized as adjustments to the carrying amount on the balance sheet and gains or losses are reported, net of tax, as an adjustment to the Bank’s stockholders’ equity.  Our total holdings declined approximately $27 million from December 31, 2008 to December 31, 2009.  The decrease is largely the result of the asset liability management of the Bank in relation to the loan and deposit growth experienced in 2009.  The tax equivalent yield on our investment portfolio was 5.10 percent for 2009, compared to 5.29 percent for 2008.

We owned four money market preferred “MMP” securities, which we had purchased in 2007 with an original par value totaling $7.5 million.  These securities were marketed and sold as liquid, short-term investments in highly rated corporations.  The market for MMP securities, a type of auction-rate-securities, (“ARS”), froze in February 2008 when all the ARS market-maker, (broker-dealer) firms ceased making a market.  Most of the broker-dealers have reached settlement agreements with the State Attorney Generals and / or the Securities and Exchange Commission.

Due to the high level of uncertainty surrounding the ARS, management applied a conservative approach to account for these securities.  An unrealized loss of $3.2 million was recorded in 2008 as an other-than-temporary impairment, using the illiquid market price of the underlying collateral at December 31, 2008 to determine the “fair-market” value.

At December 31, 2009, three of the four auction rate securities had converted to their underlying collateral of preferred stock and the four securities had a combined unrealized gain of $1.9 million.  All four issuers of these securities continue to be highly rated by Standard & Poor’s Corporation.  Additionally, all four securities are current on all interest and dividend payments.  After the impairment charge, the tax-equivalent book yield on these securities is approximately 10.3 percent.

No assurance can be provided regarding the future performance of these securities.  It is possible that further market deterioration would require additional impairment charges.  Conversely, it is possible that one or all of these securities would be repurchased at amounts that would allow the reversal of the recorded impairment charges.

We also own capital stock in the Federal Reserve Bank System (“FRB”) and the Federal Home Loan Bank of Indianapolis (“FHLBI”), which are classified as restricted investments.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of contractual maturities and their weighted average yield of each category of investment securities at December 31, 2009.  The weighted average interest rates have been computed on a fully taxable equivalent basis, using a 34 percent tax rate, based on amortized cost.

	Maturing (dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
Available for Sale:	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield	Fair Value	Avg. Yield
US government securities	$2,816	5.71%	$13,403	2.20%	$2,978	3.60%	$ -	-
Mortgage-backed securities	773	3.62%	3,823	3.68%	438	2.99%	239	3.68%
States and Political Subdivisions	7,054	5.82%	12,853	5.60%	27,568	5.94%	2,438	6.23%
Other Securities	-	-	-	-	-	-	6,202	10.33%
Total Securities	$10,643	5.63%	$30,079	3.84%	$30,984	5.67%	$8,879	9.02%

The Loan Portfolio

Our lending policy is intended to reduce credit risk, enhance earnings and guide the lending officers in making credit decisions.  The Board of Directors of the Bank approves the loan authority for each lender and has appointed a Chief Lending Officer who is responsible for the supervision of the lending activities of the Bank.  We use the services of an independent third party, to periodically review the credit quality of the loan portfolio, separate from the loan approval process.  These reviews are submitted to the Risk Management Officer and to the Audit Committee.

Requests for credit are considered on the basis of the creditworthiness of each applicant, without consideration of race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs.  Consideration is given to the applicant's capacity for repayment based on cash flow, collateral, capital and alternative sources of repayment.  Loan applications are accepted at all of our offices and are approved within the limits of each lending officer's authority.  Loan requests in excess of specific lending officers’ authority, are required to be presented to the Commercial Loan Committee, the Director’s Loan Committee or the Board of Directors for review and approval.

We do not have any foreign loans and there were no large concentrations of loans that are not disclosed as a separate category.  Our largest concentration of loans is to businesses in the form of commercial loans and real estate mortgages.   Management reviews the concentration, and changes in concentrations of loans, using the method of coding the commercial loan portfolio by North American Industry Classification System (NAICS) code.

During 2009 our commercial real estate and commercial loan portfolios increased $4 million and $2 million, respectively.  The commercial and commercial real-estate loan portfolios are the primary source of growth for the Bank’s total loan portfolios and are expected to continue to be in the future.  Loans for construction and land development increased $5 million in 2009, due largely to advances on existing lines of credit.  Loans secured by residential real estate declined $5 million, from December 31, 2008 to December 31, 2009.  The decline was primarily from the significant refinancing activity of residential mortgages that occurred in 2009.  Consumer loans declined less than $1 million from December 31, 2008 to December 31, 2009.  The slight decline in total consumer loans is the result of declines in both our direct and indirect consumer lending business.

It is our general practice to sell all conforming residential real estate loans.  During 2009, the we sold loans totaling about $2 million with the servicing rights retained and $160 million with the servicing rights released.  As a result of fewer loans being sold with servicing rights retained, our servicing portfolio continues to decline.  At December 31, 2009 and 2008, we were servicing loans for others totaling approximately $102 million and $136 million, respectively.

In addition to the communities served by our branches, principal lending markets include nearby communities and metropolitan areas.  We have been able to expand our services to the broader market through our Mobile Banking service.  Subject to established underwriting criteria, we will occasionally participate with other financial institutions to reduce our exposure to risk on certain large commercial loans or to fund loans, which would otherwise exceed the Bank's legal lending limit if made solely by the Bank.

Loan Portfolio Composition (in thousands)

Year ended December 31,

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Commercial Real Estate	$315,545	45%	$311,654	45%	$255,530	44%
Commercial	171,900	25%	169,762	25%	140,054	24%
Residential Real Estate	108,684	16%	113,787	17%	98,219	17%
Construction & Land Development	83,492	12%	78,103	11%	73,546	13%
Consumer	13,092	2%	13,626	2%	14,947	2%
Total loans	$692,713	100%	$686,932	100%	$582,296	100%

	2006		2005
	Amount	%	Amount	%
Commercial Real Estate	$227,323	44%	$205,748	45%
Commercial	107,510	21%	87,503	19%
Residential Real Estate	84,359	17%	84,419	19%
Construction & Land Development	78,037	15%	56,294	13%
Consumer	17,309	3%	19,915	4%
Total loans	$514,538	100%	$453,879	100%

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

Residential Real-Estate Loans:  Residential real-estate loans are originated in our primary market area.  Generally, we sell all salable loans in the secondary market.  Loans are underwritten to the Secondary Market Investors Guidelines using the automated underwriting system designed by the investor that will be purchasing a particular loan.  On occasion, residential real-estate loans will be retained in the Bank’s portfolio.  Personal loans secured by the equity in the borrower’s residence are also granted for a variety of needs.

Consumer Loans:  Consumer loans are originated for a variety of purposes including the acquisition of new and used automobiles, boats and recreational vehicles.  Consumer loans are underwritten based on the borrowers’ credit history, monthly income, stability of employment, the amount of the down payment and the type of collateral.

Management takes steps in the loan administration area to ensure that our underwriting standards are adequate.  However, asset quality is also dependent upon general and local economic conditions and other factors outside of our control.

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

	December 31,
	2009	2008	2007	2006	2005
Non-accrual loans	$9,494	$2,973	$4,337	$954	$1,178
90 days or more past due & still accruing	310	83	1,351	-	374
Total non-performing loans	9,804	3,056	5,688	954	1,552
Other real estate	3,961	2,276	1,245	186	248
Total non-performing assets	$13,765	$5,332	$6,933	$1,140	$1,800

Non-performing loans to total loans	1.42%	0.44%	0.98%	0.19%	0.34%
Non-performing assets to total assets	1.68%	0.63%	0.93%	0.17%	0.30%
Allowance for loan losses to total loans	1.87%	1.33%	1.20%	1.46%	1.58%
Allowance for loan losses as a percentage of non-performing loans	132%	299%	123%	787%	461%

Total non-performing assets finished the year at $13.8 million, up $8.5 million from December 31, 2008.  Total non-performing assets represent 1.68 percent of total assets, at December 31, 2009, compared to .63 percent at December 31, 2008.  Non-accrual loans increased $6.5 million from December 31, 2008 to December 31, 2009.  A large percentage of the balance at December 31, 2009 consists of credits related to construction and real-estate development.  Loans that were 90 days or more past due and still accruing interest increased less than $1 million from December 31, 2008 to December 31, 2009.  Other real estate increased $1.7 million from December 31, 2008 to December 31, 2009.

There continues to be significant economic weakness and credit quality continues to be under pressure due to the decline in real estate values and the weakening economy.  As a result, the allowance for loan losses as a percentage of portfolio loans increased from 1.33 percent at December 31, 2008 to 1.87 percent at December 31, 2009.  As of December 31, 2009 there were no other interest bearing assets, which required classification.

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

	For the Year Ended December 31,
	2009		2008		2007
	Non-accrual	Restructured	Non-accrual	Restructured	Non-accrual	Restructured
Pro forma interest	$951	$ -	$242	$ 2	$379	$ 1
Interest earned	431	-	110	2	213	1
Foregone interest income	$ 520	$ -	$ 132	$ -	$ 166	$ -

	2006		2005
	Non-accrual	Restructured	Non-accrual	Restructured
Pro forma interest	$99	$ -	$110	$ 5
Interest earned	5	-	4	5
Foregone interest income	$ 94	$ -	$106	$ -

Allowance for Loan Losses (dollars in thousands)

Year Ended December 31,

	2009	2008	2007	2006	2005
Balance at beginning of year	$9,130	$7,008	$7,510	$7,160	$6,846

Charge-offs:
Commercial real estate	(2,256)	(1,471)	(149)	(55)	-
Residential real estate	(588)	(585)	(150)	-	(25)
Commercial	(3,144)	(434)	(1,323)	(89)	(12)
Consumer	(416)	(456)	(190)	(289)	(413)
	(6,404)	(2,946)	(1,812)	(433)	(450)
Recoveries:
Commercial real estate	-	8	-	2	2
Residential real estate	7	4	-	-	-
Commercial	123	46	11	51	76
Consumer	67	55	78	190	206
	197	113	89	243	284

Net charge-offs	(6,207)	(2,833)	(1,723)	(190)	(166)

Additions (Reductions) to allowance charged (credited) to operations	10,050	4,955	1,221	540	480

Balance at end of year	$12,973	$9,130	$7,008	$7,510	$7,160

Net charge-offs as a percent of average loans	.89%	.45%	.31%	.04%	.04%

During 2009, we recorded approximately $6.2 million in net loans charged off, or .89 percent of average loans outstanding.  That compares to $2.8 million in net loans charged off, or .45 percent of average loans outstanding in 2008.  The increase is across broad categories of loans, resulting from the current economic environment and its affect on borrowers, combined with the declines in real estate values.

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

Year ended December 31,

	2009		2008		2007
	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance
Commercial and commercial real estate	$11,300	87%	$7,589	83%	$5,608	80%
Real estate mortgages	538	4%	461	5%	377	6%
Consumer	1,135	9%	1,080	12%	926	13%
Unallocated	-	0%	-	0%	97	1%
Total	$12,973	100%	$9,130	100%	$7,008	100%

	2006		2005
	Allowance Amount	% of total Allowance	Allowance Amount	% of total Allowance
Commercial and commercial real estate	$6,130	82%	$5,615	78%
Real estate mortgages	333	4%	328	5%
Consumer	1,008	13%	1,082	15%
Unallocated	39	1%	135	2%
Total	$7,510	100%	$7,160	100%

In determining the adequacy of the allowance for loan losses, management determines (i) a specific allocation for loans when a loss is probable, (ii) an allocation based on credit risk rating for other adversely rated loans, (iii) an allocation based on historical losses for various categories of loans, and (iv) subjective factors including local and general economic factors and trends.  The allowance for loan losses as a percent of total loans reflects management's assessment of the credit quality of the Bank’s loan portfolio.

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

Considerable attention has been devoted to the national housing market and the national economy.  The Michigan economy continues to struggle due to the current housing slump, the struggling auto industry and high unemployment rates.  The economy in West Michigan, while slightly stronger than the state as a whole, is still significantly influenced by the conditions of the economy across the state and throughout the nation.  Although highly subjective, the economic conditions in Michigan are reflected in the amount reserved in the allowance for possible loan losses.

Actual losses experienced in the future could vary from the estimated allocation of the loan loss reserve.  Changes in local and national economic factors could affect the adequacy of the allowance for loan losses.

Sources of Funds

The primary sources of funding for the Bank are deposits (including brokered deposits), Federal Home Loan Bank advances, federal funds purchased and other borrowed funds.  An increase in the consumers’ savings rate contributed to a $13 million, or 2 percent, increase in deposits from December 31, 2008 to December 31, 2009.  Checking accounts increased $13 million and money market and savings accounts increased $29 million in 2009.  These increases were partially offset by a $29 million decline in time deposits. The decline in time deposits includes a $13 million decline in brokered time deposits.

We were also able to reduce our use of non-deposit funding sources such as Fed funds purchased, repurchase agreements and Federal Home Loan Bank advances, during 2009.  Total other borrowings declined $30 million from December 31, 2008 to December 31, 2009.  Federal funds purchased declined $1 million, repurchase agreements declined $15 million, and FHLB advances declined $14 million.

Deposits are gathered from the communities the Bank serves. Increasing core deposits is a key element of our strategic plan.  In addition to the traditional bank offices, we provide a wide array of alternative electronic methods to serve customers.  Use of the Bank’s cash management products as well as business sweep products has continued to increase during the past year.  We expect these products to continue to be excellent tools in marketing to potential business customers.  Mobile Banking, a business banking courier service in West Michigan that provides convenient, safe, and reliable pick-up and delivery for a variety of items including cash, checks and important Bank documents, has also been beneficial in increasing our customer base.  This service continues to be a key factor in attracting new business customers to the Bank.

Average Deposit Balances (dollars in thousands)

The following table lists the total average deposit balances during 2009 and 2008 and the weighted average rates paid on the funds provided:

	Average for the Year
	2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$81,137		$73,177
NOW Accounts	159,636	0.32%	154,480	1.41%
MMDA/Savings	98,493	0.32%	87,404	0.85%
Time – less than $100,000	90,317	2.67%	107,337	3.75%
Time – greater than $100,000	258,112	3.03%	189,478	4.12%
Total Deposits	$687,695	1.61%	$611,876	2.40%

We continue to operate in a very competitive environment.  Management monitors interest rates at other financial institutions in the area to insure that its rates are competitive with the market.  We also offer a wide variety of products to meet the various needs of our customers.  We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit with many term options.  The decline in short-term market interest rates, that occurred at the end of 2008, contributed to a significant decrease in the average rates paid on deposits.

Repurchase Agreements, Federal Funds Purchased and Borrowed Funds (dollars in thousands)

	December 31, 2009			December 31, 2008
	Average	Average	Average	Average	Average	Average
	Balance	Maturity	Rate	Balance	Maturity	Rate
Repurchase agreements	$13,073	4 months	4.78%	$20,350	9 months	4.83%
FHLB Borrowings	58,563	34 months	4.43%	56,651	32 months	4.82%
Federal funds purchased	1,698	1 day	0.98%	17,891	1 day	2.77%
Other borrowings	898	1 day	0.00%	519	1 day	1.43%
	$74,232		4.36%	$95,411		4.41%

The repurchase agreements are fixed rate borrowings arrangements that are secured by U.S. federal agency securities.  These securities are being held by the counterparty to the repurchase agreement.  The maximum amounts outstanding at any month end during both 2008 and 2009 were $20 million.  The yield on the repurchase agreements was 4.83 percent at December 31, 2008 and 4.78 percent at December 31, 2009.

The majority of the Bank’s FHLB borrowings have a fixed term and fixed interest rate, some of which can be called by the issuer after a lockout period.  At December 31, 2008 we also had a variable rate FHLB advance, which could be pre-paid at any time and was paid-off during 2009.

RESULTS OF OPERATIONS

Summary

Net income was $540,000 in 2009, down 65 percent from the $1,536,000 reported for 2008.  Basic and diluted earnings per share for the full year amounted to $0.20 in 2009, compared to the $0.57 reported in 2008.  The results for 2009 were significantly influenced by a $5,095,000 increase in the provision for loan losses, a $366,000 increase in loan and collection expenses, a $676,000 increase in losses on ORE properties and a $1,101,000 increase in FDIC insurance premiums.

Net income declined 77 percent from 2007 to 2008.  Increases in net interest income, service charges on deposit accounts and mortgage banking revenue, were offset by a higher provision for loan losses, an impairment charge on investment securities, losses on other real estate and higher loan and collection expenses.  This resulted in a decline in earnings per share from $2.49 in 2007 to $0.57 in 2008.

Earnings Performance (in thousands, except per share data)

Year Ended December 31,

	2009	2008	2007
Net income	$540	$1,536	$6,729
Per share of common stock	$0.20	$0.57	$2.49

Earnings ratios:
Return on average assets	0.06%	0.20%	0.95%
Return on average equity	0.76%	2.13%	9.85%

Net interest income increased $1,135,000, or 5 percent in 2009, compared to 2008.  This was primarily due to the 6 percent increase in average earning assets for the year, compared to 2008, and was partially offset by a slight decline in the net interest margin, from 3.40 percent in 2008 to 3.34 percent in 2009.  Non-interest income increased $5,490,000, or 103 percent from 2008 to 2009, which was the result of a $2,029,000 increase in mortgage banking revenue in 2009 and the $3,231,000 impairment charge auction rate securities that was taken in 2008.  Excluding the impairment charge on investments, non-interest income increased 26 percent in 2009, compared to 2008.  Service charges on deposits declined 5 percent and insurance premiums and brokerage fees declined 7 percent in 2009, compared to 2008.  Total non-interest expenses increased $3,003,000, or 13 percent from 2008 to 2009.  This was the result of a 6 percent increase in salaries and benefits expenses, a 114 percent increase in losses on other real estate, and a 248 percent increase in FDIC fees.

Net interest income increased $865,000, or 4 percent in 2008, compared to 2007.  This was due to the increase in average earning assets that occurred during the year, which was partially offset by a decline in the net interest margin from 2007 to 2008.   Average earning assets increased $76 million from 2007 to 2008.  The net interest margin was 3.40 percent in 2008 compared to 3.63 percent in 2007.  Non-interest income declined $2,935,000, or 36 percent from 2007 to 2008.  The decline can be attributed to a $3,231,000 impairment charge on the Bank’s money-market preferred (MMP) auction rate securities.  The impairment charge represented approximately 43% of the $7.5 million par value of these securities.  While it is normal for security values to rise and fall, it was determined that the decline in market value of the MMP’s was determined to be other-than-temporary.  Deposit service charges increased 4 percent and mortgage banking fees increased 19 percent in 2008, compared to 2007.  Total non-interest expenses increased $2,070,000 million, or 10 percent from 2007 to 2008.  This was largely due to increases in occupancy expenses related to our new East Paris branch and the renovation of a couple of older branches, increases in FDIC fees, losses on other real estate and loan collection costs.

Net Interest Income (in thousands)

The following schedule presents the average daily balances, interest income (on a fully taxable-equivalent basis) and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

	Year ended December 31,
	2009			2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets
Federal funds sold	$47	$ -	0.08%	$1,407	$27	1.92%	$1,615	$79	4.87%
Securities:
Taxable	45,101	1,653	3.66%	57,012	2,671	4.68%	64,577	2,974	4.61%
Tax-exempt(1)	53,361	3,369	6.31%	59,810	3,509	5.87%	56,806	3,131	5.51%
Loans and leases(2)(3)	694,740	35,804	5.15%	627,748	28,098	6.07%	547,082	40,731	7.45%
Total earning assets/ total interest income	793,249	$40,826	5.15%	745,977	$44,305	5.94%	670,080	$46,915	7.00%

Cash and due from banks	15,078			12,366			11,895
All other assets	30,129			26,204			23,995
Total assets	$838,456			$784,547			$705,970

Liabilities and Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts	$258,129	$819	0.31%	$241,884	$2,927	1.21%	$230,542	$6,353	2.76%
Time	348,429	10,243	2.94%	296,815	11,828	3.98%	267,073	12,890	4.83%
Securities sold under agreements to repurchase and federal funds purchased	14,771	642	4.35%	38,241	1,479	3.87%	16,348	861	5.27%
Other borrowed money	59,461	2,594	4.36%	57,170	2,694	4.71%	46,114	2,467	5.35%
Total interest bearing liabilities/ total interest expense	680,790	$14,298	2.10%	634,110	$18,928	2.98%	560,077	$22,571	4.03%

Non-interest bearing deposits	81,137			73,177			71,164
All other liabilities	5,284			5,106			6,090
Total liabilities	767,211			712,393			637,331

Total stockholders’ equity	71,245			72,154			68,639
Total liabilities and equity	$838,456			$784,547			$705,970

Net interest income-FTE		$26,528			$25,377			$24,342
Net interest margin as a percentage of average earning assets - FTE			3.34%			3.40%			3.63%

(1)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.
(2)

Non-accrual loans and leases and loans held for sale have been included in the average loans and lease balances. Average non-accrual loans were approximately $6,090,000, $3,771,000 and $2,702,000 in 2009, 2008 and 2007 respectively.

(3)	Interest on loans includes net origination fees totaling $84,000 in 2009, $81,000 in 2008, and $102,000 in 2007.

Net interest income is our principal source of income.  In the current year, tax equivalent net interest income increased $1,159,000 to $26,536,000 million in 2009, a 5 percent increase from 2008.  This resulted in a net interest margin, as a percentage of average earning assets, on a fully taxable equivalent basis, of 3.34 percent.

In 2009, the yield on total earning assets declined 79 basis points, compared to a 88 basis point decline in the total interest-bearing liabilities cost of funds.  The decline in the interest yield was primarily the result of a decline in the yield that was earned on variable rate loans, due to lower interest rates.  The decline in the cost of funds was a result of declines in the interest rates paid on deposits and a decline in the cost of purchased funding.  The decline in the cost of purchased funding was primarily due to a liquidity premium that was placed on purchased funding in 2008 because of the financial crisis and global liquidity crisis.  The liquidity premium has eased in response to the government sponsored actions to increase liquidity in the financial system.  The net result was a 6 basis point decline in the net interest margin, from 3.40 percent in 2008 to 3.34 percent in 2009.

In 2008, the yield on total earning assets declined 106 basis points, compared to a 105 basis point decline in the total interest-bearing liabilities cost of funds.  The decline in the interest yield was also the result of a decline in the yield that was earned on variable rate loans, due to the decline in short term interest rates.  The decline in the cost of funds was a result of decline in the interest rates paid on deposits and a shift of funds to lower cost alternative sources of funds.  This resulted in the Company’s net interest margin declining 23 basis points, from 3.63 percent in 2007 to 3.40 percent in 2008.

The decline in short-term interest rates that occurred in late 2008 put pressure on the net interest margin in the early part of 2009.  The net interest margin improved steadily throughout 2009 as higher cost fixed rate funding sources repriced at lower interest rates.  The net interest margin is also considerably affected by the monetary policies of the U.S. government, local competition and level of economic activity.  There is no assurance regarding rates and the Bank's net interest margin.

Change in Tax Equivalent Net Interest Income (in thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) in interest income (1)
Federal funds sold	($13)	($13)	($27)	($9)	($43)	($52)
Securities:
Taxable	(498)	(520)	(1,018)	(353)	50	(303)
Tax Exempt (2)	(395)	255	(140)	171	207	378
Loans (2)	3,812	(6,106)	(2,294)	5,513	(8,146)	(2,633)
Total interest income	2,906	(6,384)	(3,479)	5,322	(7,932)	(2,610)

Increase (decrease) in interest expense
Interest bearing deposits:
Savings/NOW Accounts	185	(2,294)	(2,108)	299	(3,726)	(3,427)
Time	1,842	(3,427)	(1,585)	1,338	(2,400)	(1,062)
Federal funds purchased	(278)	(200)	(478)	75	(441)	(366)
Other Borrowed Money	(242)	(217)	(459)	1,524	(313)	1,211
Total Interest Expense	1,507	(6,138)	(4,630)	3,236	(6,880)	(3,644)

Net interest income (FTE)	$1,399	($246)	$1,151	$2,086	($1,052)	$1,034

(1)	The change in interest due to changes in both balance and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of change in each.
(2)	Interest income on tax-exempt securities and loans is presented on a fully tax equivalent basis assuming a marginal tax rate of 34 percent.

Interest from loans is the primary source of interest income for the Bank.  Net interest income is significantly influenced by results of the Bank's lending activities.  Fully tax equivalent interest income decreased $3,479,000 from 2008 to 2009, compared to a $4,630,000 decrease in interest expense for the same period, resulting in a $1,151,000 million increase in fully tax equivalent net interest income.  The increase in net interest income that was the result of the growth in earning assets was partially offset by the decline in the net interest margin.

Fully tax equivalent interest income decreased $2,610,000 from 2007 to 2008, compared to a $3,644,000 decrease in interest expense for the same period, resulting in a $1,034,000 increase in fully tax equivalent net interest income.  The increase in net interest income that was the result of the growth in earning assets was largely offset by the decline in net interest income that was the result of the decline in interest rates.

The Bank's asset/liability committee seeks to manage sources and uses of funds and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.

Composition of Average Earning Assets and Interest Paying Liabilities

	Year ended December 31,
	2009	2008	2007
As a percent of average earning assets
Loans	88%	84%	82%
Other earning assets	12%	16%	18%
Average earning assets	100%	100%	100%

Savings and NOW accounts	33%	32%	34%
Time deposits	44%	40%	40%
Repurchase agreements, fed funds purchased and other borrowings	9%	13%	9%
Average interest bearing liabilities	86%	85%	83%

Average earning asset to total assets	95%	95%	95%
Free funds ratio	14%	15%	17%

The Bank’s earning asset ratio has remained at 95 percent for 2009, 2008 and 2007.

The free funds ratio, funds on which the Bank does not pay interest, was 14 percent in 2009, compared to 15 percent in 2007 and 17 percent in 2006.  The decline is mainly the result of the increase in interest bearing deposits.

Provision and Allowance for Loan Loss

The provision for loan losses charged to earnings was $10,050,000 in 2009.  This compares to a charge of $4,955,000 in 2008 and $1,221,000 in 2007. The significant increases in the provision that was charged to earnings in both 2008 and 2009 reflects continued credit deterioration in the weakened economy as well as significant declines in collateral values.  Due to the current state of the economy, both in Michigan and nationally, we are projecting that the provision for loan losses charged to income in 2010 will remain at an elevated level.  The actual provision charged to income may vary from the projected amount based on changes in these factors.

Management monitors the underwriting standards and loan administration of the Bank, to ensure that they are appropriate.  Future changes in asset quality will be subject to continued adherence to established policies and the general economic conditions of the markets in which the Bank operates.

Non-interest Income (in thousands)

Year Ended December 31,

	2009	2008	2007
	$5,165	$5,416	$5,224
Net gains on asset sales:
Loans	3,264	1,323	1,049
Securities	649	57	12
Impairment of investment securities	-	(3,231)	-
Amortization of mortgage servicing rights	(341)	(426)	(446)
Loan servicing fees	310	391	443
Insurance premium revenue	845	857	969
Brokerage revenue	298	371	356
Other	608	550	636
Total non-interest income	$10,798	$5,308	$8,243

Non-interest income increased $5,490,000, or 103 percent in 2009, compared to 2008.  The increase was primarily the result of a $1,941,000 increase in gains from the sale of mortgage loans, a $592,000 increase in net gains from the sale of investment securities and the $3,231,000 impairment charge on the on auction rate securities, which occurred in 2008.  The increase in gains on the sale of loans was due to the considerable increase in mortgage refinance activity that occurred in 2009.  The higher net gains from the sale of securities was the result of the sale of securities for asset liability management purposes.  Service charges on deposit accounts declined $251,000, or 5 percent in 2009, compared to 2008.  The decline was due to lower NSF fees resulting from the increase in the consumer savings rate.  Brokerage revenue declined $73,000 in 2009, compared to 2008, due to lower investment activity in response to the market uncertainly.

Non-interest income declined $2,935,000, or 36 percent in 2008, compared to 2007.  The decline was the result of the $3,231,000 impairment charge on the Bank’s money-market preferred securities, due to deterioration in the market value of these securities.  Excluding this charge, non-interest income increased $296,000, or 4 percent, in 2008, compared to 2007.  Service charges on deposit accounts increased $192,000, or 4 percent in 2008, compared to 2007.  The increase was due to increases in ATM fee income, resulting from the placement of several new offsite ATM’s during 2008.  Net gains on the sale of loans increased $274,000, or 26 percent in 2008, compared to 2007.  The increase was due to increased mortgage activity as well as income derived from the sale of the guaranteed portion of some SBA loans.  Insurance premium revenue declined $112,000, or 12 percent from 2007 to 2008.  This was due to a decline in annual profit-sharing income received from the insurance underwriters, which is based on the production of the insurance agency and the loss rate of the policyholders.

Net Gains on the Sale of Real Estate Mortgage Loans (in thousands)

	Year ended December 31,
	2009	2008	2007
Total real estate mortgage loan originations	$172,729	$83,091	$72,949

Real estate mortgage loan sales, servicing retained	$1,649	$426	$497

Real estate mortgage loan sales, servicing released	$159,631	$68,780	$60,692

Net gains on the sale of real estate mortgage loans	$3,253	$1,228	$1,002

Net gains as a percent of real estate mortgage loan sales	2.02%	1.77%	1.64

The gain on the sale of real estate loans increased 165 percent from 2008 to 2009.  Mortgage refinancing activity was high for the first three quarters of 2009, declining slightly during the fourth quarter.  Total real estate mortgages originated totaled $173 million in 2009, compared to $83 million, in 2008.  We sell the majority of the loans that we originate with servicing rights released.  Selling loans with servicing rights released reduces the Bank’s exposure to changes in the value of the servicing rights, due to changes in interest rates.  Net gains as a percentage of real estate mortgage loan sales for 2009 was 2.02 percent, compared to 1.77 percent in 2008.

The gain on the sale of real estate loans increased 23 percent from 2007 to 2008.  We experienced high volume of mortgage refinancing activity both early in 2008 and late in 2008 as interest rates on mortgages dropped for periods of time.  Total real estate mortgages originated totaled $83 million in 2008, compared to $73 million in originations in 2007.  Net gains as a percentage of real estate mortgage loan sales for 2008 was 1.77, compared to 1.64 percent in 2007.

Net gains on the sale of loans are generally a function of the volume of loans sold.  The volume of loans sold is dependent upon our ability to originate loans, which is particularly sensitive to the absolute level of interest rates.  Net gains on the sale of real estate mortgage loans are also dependent upon economic and competitive factors as well as management's ability to effectively manage our exposure to changes in interest rates. The Bank aggressively markets its real estate services.

Realized Gains and Losses on the Sale of Securities (in thousands)

	Year ended December 31,
	Proceeds	Gains	Losses	Net
2009	$24,310	$649	$ -	$649
2008	$8,778	$57	$ -	$57
2007	$3,844	$29	$17	$12

The Company recognized a net gain of $649,000 on the sale of securities in 2009, compared to a net gain of $57,000 in 2008 and a net gain of $12,000 in 2007.   In addition to providing interest income and secondary liquidity, our securities portfolio is an important part of our asset and liability management plan.  Generally, the majority of the securities in the investment portfolio are classified as available for sale to provide flexibility in managing our liquidity and interest rate risk.

Non-interest Expense (in thousands)

	Year ended December 31,
	2009	2008	2007
Salaries	$10,701	$10,194	$10,223
Employee benefits	2,516	2,313	2,170
Occupancy	1,890	1,847	1,581
Equipment	1,283	1,305	1,134
Data processing and software	2,037	2,132	1,899
Professional and legal fees	1,259	864	838
Printing, supplies and postage	761	768	737
Marketing	350	496	510
FDIC insurance fees	1,545	444	173
Loss (gain) on other real estate	1,267	591	(45)
Loan and collection	886	520	231
Telephone	558	324	234
Other	1,539	1,791	2,068
Total non-interest expense	$26,592	$23,589	$21,519

Non-interest expense increased $3,003,000, or 13 percent in 2009, compared to 2008.  Salaries and employee benefits expenses increased $710,000 or 6 percent from 2008 to 2009.  The increase is primarily from higher incentive compensation related to the increased mortgage production that occurred in 2009, as well as an increase in employee medical insurance costs.  Occupancy and equipment costs increased $21,000, or less than 1 percent in 2009, compared to 2008.  Capital expenditures were reduced in 2009, keeping depreciation expenses relatively flat for the year.  Professional and legal fees, losses on other real estate and loan and collection cost combined for an increase of $1,437,000, or 73 percent in 2009, compared to 2008.  The increases in all three expense categories are primarily related to the collection, maintenance and disposition of non-performing assets.  Also included in professional and legal fees is approximately $200,000 in expenses related to the merger.  FDIC insurance fees increased $1,101,000, or 248 percent in 2009, compared to 2008.  The increase in FDIC insurance fees reflects higher FDIC insurance premiums, addition premiums related to the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and a special assessment of $385,000 that occurred in the second quarter of 2009.  Telephone expense increased $234,000, or 72 percent in 2009, compared to 2008.  The increase was primarily related to line upgrades, which occurred in the fourth quarter of 2008, to improve data processing efficiencies.

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

Provision for Income Taxes

The provision for income taxes was a credit of $872,000 in 2009, compared with a credit of $395,000 in 2008 and an expense of $2,286,000 in 2007.  The resulting credits in both 2009 and 2008 are due to the percentage of income that is exempt from federal taxes in comparison to the Company’s overall income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital

Capital provides the foundation for future growth and expansion.  The major component of capital is stockholders' equity.  Stockholders' equity was $69.7 million at December 31, 2009, a decline of $0.7 million, or 1 percent from a year ago.  The decrease resulted from the dividends that were paid during 2009 being higher than the Company’s net income for the year.  This was partially offset by an increase in accumulated other comprehensive income.  The Company generally funds growth from existing capital and the retention of earnings.  We regularly review the capital level of the Bank and the Corporation.

In 2009, the Company declared cash dividends totaling $2.4 million, approximately 440 percent of earnings.  In 2008, the Company declared cash dividends totaling $2.4 million, approximately 155 percent of earnings.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  On October 14, 2008 the U.S. Treasury Department announced the Treasury Capital Purchase Program (“CPP”), which provided direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  This was a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the economy.  Participation in this program was not automatic and was subject to approval by the Treasury.

The Treasury Capital Purchase Program required that participating entities have preferred securities authorized for issuance.  On October 16, 2008 the Corporation’s Board of Directors adopted a resolution to amend our articles of incorporation to authorize the issuance of 500,000 shares of preferred stock.  The resolution was voted on and approved at a special meeting of the shareholders that was held on December 22, 2008, which was adjourned to January 9, 2009.

The Company applied for $20 million in funds under the Capital Purchase Program and received approval of the application from the U.S. Treasury in January, 2009.  After careful consideration and evaluation, a decision was made to decline participation in the program.  We believed that our capital is adequate to support our business.   Furthermore, the constraints and uncertainty of participating in the CPP outweighed the expected benefits.

Capital Resources (in thousands)

Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Company's various asset categories.  These guidelines assign risk weights to on-balance sheet and off-balance sheet categories in arriving at total risk-adjusted assets.  Regulatory capital is divided by the computed total of risk adjusted assets to arrive at the minimum levels prescribed by the Federal Reserve Board at December 31, 2009, as shown in the table below:

	Regulatory Requirements		December 31,
	Adequately Capitalized	Well Capitalized	2009	2008
Tier 1 capital			$67,766	$69,551
Tier 2 capital			9,856	9,130
Total qualifying capital			$77,622	$78,681

Tier 1 leverage ratio	4%	5%	8.13%	8.53%
Tier 1 risk-based capital	4%	6%	9.25%	9.51%
Total risk-based capital	8%	10%	10.60%	10.76%

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2009, which based on scheduled maturity dates, are due in the periods indicated:

Maturing

	(in thousands)

	1 year or less	1 - 5 years	After 5 years	Total
Commercial Real Estate	$50,010	$217,769	$45,877	$313,656
Other Commercial	82,054	72,916	16,930	171,900
Residential Real Estate	10,767	41,705	56,212	106,684
Construction & Land Development	35,574	47,025	2,782	85,381
Consumer	1,685	4,965	6,442	13,092
Totals	$180,090	$384,380	$128,243	$692,713
Allowance for Loan Losses				(12,973)
Total Loans Receivable, Net				$679,740

Below is a schedule of the amounts maturing or re-pricing as of December 31, 2009, which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity (in thousands)
	Fixed Rate	Variable Rate	Total
Due within 3 months	$44,625	$88,264	$132,889
Due after 3 months within 1 year	121,438	796	122,234
Due after one but within five years	356,603	449	357,052
Due after five years	80,538	-	80,538
Total	$603,204	$89,509	$692,713
Allowance for loan losses			(12,973)
Total loans receivable, net			$679,740

At December 31, 2009, the Bank had $289 million in variable rate loans that had reached their contractual floors and are therefore being reported as fixed rate loans in the table above.  The table below shows the number of basis points that interest rates would need to increase before these loans would begin to float with changes in interest rates.

Variable Rate Loans at Floors (in thousands)
Basis point increase	Amount
Up to 50 basis points	$24,851
Between 50 and 100 basis points	150,091
Between 100 and 150 basis points	73,169
Between 150 and 200 basis points	20,342
Greater than 200 basis points	20,862
Total loans at floors	$289,315

Asset/Liability Gap Position (in thousands)

December 31, 2009

	0-3 Months	4-12 Months		1-5 Years	5+ Years	Total
Assets:
Fed funds sold & due from time	$ -	$ -		$ -	$ -	$ -
Loans	394,283	45,031		201,889	51,510	692,713
Securities (including restricted investments)	19,291	3,276		24,732	38,607	85,906
Loans held for sale	5,431	-		-	-	5,431
Other assets, net	-	-		-	-	37,723
Total Assets	$419,005	$48,307		$226,621	$90,117	$821,773

Liabilities and Equity:
Savings & NOW	$229,482	$3,018		$16,097	$30,444	$279,041
Time	77,510	93,556		154,191	1,952	327,209
Other borrowings	11,486	22,280		22,568	548	56,882
Non-interest bearing deposits	-	-		-	-	83,870
Other liabilities	-	-		-	-	5,099
Stockholders’ equity	-	-		-	-	69,672
Total liabilities and stockholders’ equity	$318,478	$118,854		$192,856	$32,944	$821,773

Rate sensitivity gap and ratios:
Gap for period	$100,527	($70,547)		$65,499	$54,445
Cumulative gap	$100,527	$29,980		$59,734	$114,179
Period gap ratio	1.32	0.41		1.34	2.55
Cumulative gap ratio	1.32	1.07		1.09	1.17
Gap /Total Earning assets
Period	24.0%	(146.0%	)	14.9%	63.4%
Cumulative	24.0%	(6.4%	)	9.2%	15.4%

The asset/liability gap reflects the projected repayment and maturities of the Bank's loans, investments, deposits and borrowings. Management has made a number of assumptions to improve the usefulness of the gap analysis and to manage interest rate risk. The assumptions include, but are not limited to, prepayments on loans, repayment speeds on certain investment securities, and the likelihood of certain call and put features on financial instruments being exercised. Management attempts to reflect the sensitivity of assets and liabilities; however, customer behavior in different rate and economic environments is not entirely predictable.  As such, interest rate risk cannot be eliminated.

At December 31, 2009 the cumulative one-year liability gap position was approximately 6 percent of earning assets. The previous table reflects that the Bank has an asset-repricing gap of approximately $101 million at 3 months and an asset-repricing gap of $30 million at one year.  Management recognizes that GAP analysis alone is not a reliable measure of interest rate risk.  Management is comfortable with the Bank's current GAP position and interest rate exposure and will continue to monitor the Bank’s sensitivity to changes in interest rates.  Management regularly reviews the asset liability gap position and other available information to manage the overall interest rate risk of the Bank.

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

Changes in Market Value of Portfolio Equity and Net Interest Income (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
300 basis point rise	$56,304	2.3%	$31,602	11.3%
200 basis point rise	$56,951	3.5%	$30,599	7.8%
100 basis point rise	$56,632	2.9%	$29,568	4.1%
Base rate	$55,032	-	$28,391	-
100 basis point decline	$59,963	9.0%	$26,769	(5.7%	)
200 basis point decline	$68,655	24.8%	$24,802	(12.6%	)
300 basis point decline	$78,531	42.7%	$22,762	(19.8%	)

(1)	Simulation analyses calculates the change in the net present value of the Company's assets and liabilities, under parallel shifts in interest rates, by discounting the estimated future cash flows.

(2)	Simulation analyses calculates the change in net interest income, under parallel shifts in interest rates over the next 12 months based on a static balance sheet.

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

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity.  The growth of the Bank’s loan portfolio during 2009 was primarily funded through the growth of checking and savings accounts.  Checking and savings deposits increased by $42 million from December 31, 2008 to December 31, 2009.

The Bank has the ability to borrow money on a daily basis through one of its correspondent banks using an established federal funds purchased line of credit. The Bank has established an unsecured federal funds purchased borrowing limit totaling $25 million. At December 31, 2009, the Bank had less than $1 million in federal funds purchased.  During 2009, the Bank’s federal funds purchased position averaged $1.7 million.  In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), the Bank has access to FHLBI's borrowing programs. At December 31, 2009, FHLB advances totaled $49.4 million and the Bank could borrow an additional $31.6 million without pledging any additional collateral.

In 2008, we expanded our liquidity contingency plan by pledging collateral at the Federal Reserve Discount Window.  At December 31, 2009 we had approximately $7.6 million of municipal securities, which were unable to be pledged towards other borrowings, pledge at the Federal Reserve Discount Window.

Net cash flows from operating activities can fluctuate from year to year based on the amount of the Company’s earnings for the year, the provision for loan losses recorded during the year, the dollar amount of mortgage loans originated compared to the amount of mortgage loans sold, and the gain generated from the sale of those loans.  The changes from 2008 to 2009 are largely due to lower net income, a higher provision for loan losses, higher gains from the sale of loans and investment securities and the impairment charge on investment securities taken in 2008.  The changes from 2007 to 2008 are primarily due to lower net income, a higher provision for loan losses and the impairment charge on investment securities taken in 2008.

Cash flows from investment activities reflect cash used to fund the increase in total loans, cash received from the maturity and sale of available for sale securities and the reinvestment of that cash through the purchase of new securities.  The changes in cash flows from investment activities are mainly the result of the growth of the Bank’s loan portfolio and net proceeds from the maturities, sales and purchases of available for sale securities.  Total loans increased by $12 million from 2008 to 2009 compared to an increase of $107 million from 2007 to 2008.  Net proceeded from the maturities, sales and purchases of investment securities were $29 million in 2009 compared to $8 million in 2008 and a net use of funds of less than $1 million in 2007.

Net cash flows from financing activities reflect the increases or decreases in the products used to fund the loan growth of the Bank.  The cash flows from financing activities of the Bank’s was a use of funds of $20 million in 2009, and funds provided of $95 million and $67 million in 2008 and 2007, respectively.

The Company’s cash and cash equivalents declined $1 million, to $14 million at December 31, 2009.  Overall liquidity is primarily determined by deposit and loan growth in addition to borrowing and security investment activity.

Contractual Obligations (dollars in thousands)

	Payments Due by Period
	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Time deposits	$171,066	$100,279	$53,912	$1,951	$327,208
Federal funds purchased	850	-	-	-	850
FHLB advances	21,800	8,715	11,468	7,416	49,399
Repurchase agreements	5,600	-	-	-	5,600
Other borrowed funds	1,033	-	-	-	1,033
Total contractual cash obligations	$200,349	$108,994	$65,380	$9,367	$384,090

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Commitments to grant loans	$14,530	$ -	$ -	$ -	$14,530
Unfunded commitment under commercial and other lines of credit	133,377	13,059	5,392	1,508	153,336
Unfunded commitments under home equity lines of credit	53,488	-	-	-	53,488
Commercial and standby letters of credit	3,874	190	-	-	4,064
Total commitments	$205,269	$13,249	$5,392	$1,508	$225,418

All of the commercial commitments are underwritten using the commercial loan underwriting guidelines.  The amount of unfunded commitments declined 15% from 2008 to 2009.

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

Selected Quarterly Financial Data (Unaudited):

   (in thousands, except per share data)

Three Months Ended

	March 31	June 30	September 30		December 31
Periods Ended, 2009
Total Assets	$836,745	$840,887	$840,095		$821,773
Net Interest Income	5,985	6,290	6,569		6,668
Provision for Loan Losses	975	1,375	4,500		3,200
Net Income (loss)	$1,250	$1,010	($1,308)		($412)

Earnings (loss) per Share	$0.46	$0.38	($0.49)		($0.15)
Book Value per Share	$25,75	$26.28	$26.38		$25.78
Return on Average Assets	0.60%	0.48%	(0.62%	)	(0.20%	)
Return on Stockholders' Equity	7.14%	5.68%	(7.18%	)	(2.30%	)
Efficiency Ratio	71.2%	71.7%	76.5%		78.5%

Periods Ended, 2008
Total Assets	$764,608	$787,055	$802,256		$840,311
Net Interest Income	6,018	6,235	6,106		6,018
Provision for Loan Losses	675	930	1,400		1,950
Net Income	$1,482	$1,199	$737		($1,882)

Earnings per Share	$0.55	$0.44	$0.27		($0.69)
Book Value per Share	$26.77	$26.37	$26.49		$26.03
Return on Average Assets	0.80%	0.62%	0.37%		(0.92%	)
Return on Stockholders' Equity	8.29%	6.64%	4.06%		(10.45%	)
Efficiency Ratio	66.1%	69. 0%	70.0%		71.0%

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

Management of OAK Financial Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Plante & Moran, PLLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Dated:  February 8, 2010

/s/ Patrick K. Gill
Patrick K. Gill
President and Chief Executive Officer

/s/ James A. Luyk
James A. Luyk
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

O.A.K. Financial Corporation and Subsidiaries

We have audited the accompanying balance sheets of O.A.K. Financial Corporation as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O.A.K. Financial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, O.A.K. Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 20, the Company entered into a definitive agreement and plan of merger on January 7, 2010 with Chemical Financial Corporation.

/s/ Plante & Moran, PLLC

Auburn Hill, Michigan

February 8, 2010

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31,
ASSETS	2009	2008

Cash and due from banks	$14,006	$15,411

Available-for-sale securities	80,585	107,251

Loans held for sale	5,431	2,762

Total loans	692,713	686,932
Allowance for loan losses	(12,973)	(9,130)
Net loans	679,740	677,802

Accrued interest receivable	3,601	3,967
Premises and equipment, net	15,078	16,782
Restricted investments	5,321	5,101
Other assets	18,011	11,235
Total assets	$821,773	$840,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non-interest bearing	$83,870	$76,585
Interest bearing	606,250	600,684
Total deposits	690,120	677,269

Federal funds purchased	850	2,300
Repurchase Agreements	5,600	20,350
FHLB advances	49,399	63,655
Other borrowed funds	1,033	1,030
Other liabilities	5,099	5,352
Total liabilities	752,101	769,956

Stockholders' equity
Preferred stock, no par value; 500,000 shares authorized	-	-
Common stock, $1 par value; 4,000,000 shares authorized,
shares issued and outstanding: 2,703,009 at December 31,
2009 and 2008	2,703	2,703
Additional paid-in capital	32,778	32,778
Retained earnings	32,333	34,171
Accumulated other comprehensive income	1,858	703
Total stockholders' equity	69,672	70,355
Total liabilities and stockholders' equity	$821,773	$840,311

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except earnings per share)	Year Ended December 31,
	2009	2008	2007
Interest income
Interest and fees on loans	$35,776	$38,082	$40,717
Available-for-sale securities	3,859	4,984	5,129
Restricted investments	166	212	158
Other	9	27	79
Total interest income	39,810	43,305	46,083

Interest expense
Deposits	11,062	14,755	19,244
Federal funds purchased	17	495	861
Repurchase agreements	625	984	535
FHLB advances	2,580	2,680	1,892
Other borrowed funds	14	14	39
Total interest expense	14,298	18,928	22,571

Net interest income	25,512	24,377	23,512

Provision for loan losses	10,050	4,955	1,221

Net interest income after provision for loan losses	15,462	19,422	22,291

Non-interest income
Service charges on deposit accounts	5,165	5,416	5,224
Mortgage banking	3,222	1,193	999
Net gain (loss) on available for sale securities	649	(3,174)	12
Insurance premiums & brokerage fees	1,143	1,228	1,325
Other	619	645	683
Total non-interest income	10,798	5,308	8,243

Non-interest expenses
Salaries	10,701	10,194	10,223
Employee benefits	2,516	2,313	2,170
Occupancy (net)	1,890	1,847	1,581
Furniture and fixtures	1,283	1,305	1,134
Data processing and software	2,037	2,132	1,899
Professional and legal fees	1,259	864	838
Loss (gain) on other real estate	1,267	591	(45)
Loan and collection	886	520	231
FDIC fees	1,545	444	173
Other	3,208	3,379	3,315
Total non-interest expenses	26,592	23,589	21,519

Income before federal income taxes	(332)	1,141	9,015

Federal income taxes	(872)	(395)	2,286

Net income	$540	$1,536	$6,729
Income per common share:
Basic	$0.20	$0.57	$2.49
Diluted	$0.20	$0.57	$2.49

The accompanying notes are an integral part of these consolidated financial statements

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)	Year Ended December 31,
	2009	2008	2007
Shares of common stock issued and outstanding
Balance, beginning of year	2,703	2,703	2,458
Stock dividend	-	-	245
Balance, end of year	2,703	2,703	2,703

Common stock
Balance, beginning of year	$2,703	$2,703	$2,458
Stock dividend	-	-	245
Balance, end of year	$2,703	$2,703	$2,703

Additional paid-in-capital
Balance, beginning of year	$32,778	$32,778	$23,880
Stock dividend	-	-	8,898
Balance, end of year	$32,778	$32,778	$32,778

Retained earnings
Balance, beginning of year	$34,171	$35,014	$39,767
Net income	540	1,536	6,729
Stock dividend	-	-	(9,157)
Cash dividends declared	(2,378)	(2,379)	(2,325)
Balance, end of year	$32,333	$34,171	$35,014

Accumulated other comprehensive (loss) income
Balance, beginning of year	$703	$318	($283)
Other comprehensive income	1,155	385	601
Balance, end of year	$1,858	$703	$318

Total stockholders' equity	$69,672	$70,355	$70,813

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$540	$1,536	$6,729
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	1,415	1,393	1,213
Provision for loan losses	10,050	4,955	1,221
Proceeds from sales of loans held for sale	164,534	70,433	62,191
Originations of loans held for sale	(163,950)	(68,471)	(63,065)
Net gain on sales of available-for-sale securities	(649)	(57)	(12)
Impairment of available-for-sale securities	-	3,231	-
Net gain on sales of loans held for sale	(3,253)	(1,228)	(1,002)
Net amortization of investment premiums	486	160	275
Net (gain) loss on sales of property and equipment	(2)	(10)	4
Deferred federal income taxes	(1,494)	(1,939)	19
Changes in operating assets and liabilities,
which provided (used) cash:
Accrued interest receivable	366	(387)	138
Other assets	(5,282)	(734)	(1,352)
Other liabilities	(848)	(385)	(80)
Net cash provided by operating activities	1,913	8,497	6,279
Cash flows from investing activities
Available-for-sale securities
Proceeds from maturities	31,570	43,516	35,463
Proceeds from sales	24,310	8,778	3,844
Purchases	(27,301)	(44,670)	(39,703)
Net purchases of restricted investments at par	(220)	(1,722)	(281)
Net increase in loans held for investment	(11,988)	(107,469)	(69,484)
Purchases of premises and equipment	(280)	(2,024)	(1,594)
Proceeds from the sale of premises and equipment	571	31	6
Net cash provided (used) in investing activities	16,662	(103,560)	(71,749)
Cash flows from financing activities
Net increase (decrease) in deposits	12,851	111,820	(1,558)
Net increase (decrease) in TT&L note	3	594	(3,564)
Proceeds from FHLB borrowings	91,000	63,404	23,000
Repayments of FHLB borrowings	(105,256)	(43,007)	(3,979)
Dividends declared	(2,378)	(2,379)	(2,285)
Net (decrease) increase in repurchase agreements	(14,750)	-	20,350
Net (decrease) increase in fed funds purchased	(1,450)	(35,300)	34,550
Net cash (used) provided by financing activities	(19,980)	95,132	66,514
Net (decrease) increase in cash and cash equivalents	(1,405)	69	1,044
Cash and cash equivalents, beginning of year	15,411	15,342	14,298
Cash and cash equivalents, end of year	$14,006	$15,411	$15,342
Supplementary cash flows information
Interest paid	$15,006	$23,863	$23,343
Income taxes paid	$1,507	$1,661	$2,719
Non-cash activities
Loans transferred to other real estate	$5,013	$4,259	$2,431

The accompanying notes are an integral part of these consolidated financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                OAK Financial Corporation (the “Corporation”) and its subsidiaries provide a variety of financial services typically provided in the commercial banking industry.  The Corporation is a Bank Holding Company and owns the stock of Byron Bank (the “Bank”).  The Bank’s commercial banking activities include checking and savings accounts, commercial lending, direct consumer financing, and mortgage lending.  The Bank also provides mutual fund products, securities brokerage services, retirement planning services, investment management and advisory services, as well as property and casualty, life, disability and long-term care insurance products through two subsidiary companies, Byron Investment Services and Byron Insurance Agency.  The principal markets are suburban communities south and west of Grand Rapids in Kent, Ottawa and Allegan counties.  The economies of these communities are relatively stable and reasonably diversified.  The bank’s primary competitors include both large and local financial institutions.  The Bank is State chartered and is a member of the Federal Reserve Bank ("FRB").  The Bank is subject to the regulations and supervision of the FDIC, the FRB and the Michigan Office of Financial and Insurance Regulation ("OFIR") and undergoes periodic examinations by these regulatory authorities.

                The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. We have certain critical accounting policies, including accounting for the allowance for loan losses, the fair market value of investment securities and the valuation of deferred tax assets, that require us to make material estimates and assumptions that are particularly susceptible to changes in the near term as we prepare the consolidated financial statements and report amounts for each of these items. The fair value of financial instruments is particularly sensitive to estimates and assumption.  Actual results may vary from these estimates.

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

                Securities:  Securities can be classified as trading, held to maturity or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value with realized and unrealized gains and losses included in earnings. We do not have any trading securities. Securities held to maturity represent those securities for which we have the positive intent and ability to hold until maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the level-yield method. We did not have any securities held to maturity at December 31, 2009 and 2008. Securities available for sale represent those securities not classified as trading or held to maturity and are reported at fair value with unrealized gains and losses, net of applicable income taxes reported in comprehensive income. We determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is recognized as a charge to non-interest income. Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Premiums and discounts are recognized in interest income computed on the level-yield method.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans:  Loans are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest on loans is accrued over the term of the loan based on the principal amount outstanding.  The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. When the accrual of interest is discontinued, all uncollected accrued interest is reversed.  Payments received on loans that are on non-accrual are generally applied to the principal balance until the loan qualifies to be returned to accrual status.  A non-accrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

A loan is considered impaired when full payment under the loan or lease terms is not expected.  Impairment is evaluated by assessing payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.  Impairment of commercial and construction loans is measured on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

                Loans Held for Sale:  Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Other Real Estate Owned:  Other real estate owned includes any real estate, other than Bank premises, owned or controlled by the Company and its consolidated subsidiaries.  These consist primarily of assets for which the Company has received physical possession of the property through foreclosure proceedings.  These assets are reported at either the fair value of the asset, minus the estimated costs to sell the asset, or the cost of the asset.  If the fair value of the asset, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset, which is created through a charge to expense.

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

Stock Compensation Plans:  The Corporation accounts for stock option plans using the fair value method.  No compensation cost related to stock options was recognized during 2009, 2008 or 2007, as no options were granted in those years.

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

Reclassifications:  Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform with the 2009 presentation.

Subsequent Events:  The financial statements and related disclosures include evaluation of events up through and including February 8, 2010, which is the date the financial statements were available to be issued.

Recent Pronouncements:  The Financial Accounting Standards Board issued new guidance in 2009 on the accounting for transfers of financial assets.  The new guidance eliminates the concept of a qualifying special-purpose entity.  Other changes from current accounting standards include new de-recognition criteria for a transfer to be accounted for as a sale, and a changes to the amount of recognized gain/loss on transfers accounted for as a sale when beneficial interests are received by the transferor.  This new standard will be applied prospectively to new transfers of financial assets and will be effective for the first annual period beginning after November 15, 2009 and interim periods within that first annual period.  Early application is prohibited.  The Company is currently assessing the impact this new standard will have on its financial statements.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  COMPREHENSIVE INCOME (in thousands)

The components of comprehensive income and related tax effects for the year ended December 31, are as follows:

	2009	2008	2007
Unrealized gains (losses) on available-for-sale
securities arising during the year	$2,398	($2,592)	$923

Reclassification adjustment for realized and unrealized
gains (losses) included in net income	649	(3,174)	12

Other comprehensive income
before income taxes	1,749	582	911

Income taxes related to
other comprehensive income	594	197	310

Other comprehensive income	1,155	385	601

Net income	540	1,536	6,729

Comprehensive income	$1,695	$1,921	$7,330

NOTE 3.  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to deposit certain amounts with the Federal Reserve Bank.  These reserve balances vary depending upon the level of certain customer deposits in the Bank.  At December 31, 2009 and 2008, those required reserve balances were $1,238,000 and $1,105,000, respectively.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  AVAILABLE-FOR-SALE SECURITIES (in thousands)

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities, all of which are classified as available-for-sale as of December 31, are as follows:

2009	Amortized Cost

Gross Unrealized Gains

			Gross Unrealized Losses	Fair Value
U S government securities	$19,061	$174	$38	$19,197
Mortgage-backed securities	5,158	126	11	5,273
States and political subdivisions	49,283	943	313	49,913
Other	4,269	1,933	-	6,202
Total	$77,771	$3,176	$362	$80,585

2008
U S government securities	$22,969	$253	$-	$23,222
Mortgage-backed securities	18,316	310	44	18,582
States and political subdivisions	60,632	945	399	61,178
Other	4,269	-	-	4,269
Total	$106,186	$1,508	$443	$107,251

Investment securities with carrying values of approximately $28.2 million and $54.3 million at December 31, 2009 and 2008, respectively, were pledged to secure borrowing arrangements disclosed in notes 9 and 10 or for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2009 is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized

Fair

	Cost	Value
Due in one year or less	$9,819	$9,870
Due after one year through five years	25,920	26,256
Due after five years through ten years	30,227	30,546
Due after ten years	6,647	8,640
Subtotal	72,613	75,312

Mortgage-backed securities	5,158	5,273

Total	$77,771	$80,585

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  AVAILABLE-FOR-SALE SECURITIES (Continued)

The gross gains and gross losses realized on sales for the years ended December 31 are as follows:

	2009	2008	2007
Gross realized gains

$649

$57

$29

Gross realized losses	-	-	(17)

Net realized gain on sales of

available-for-sale securities	$649	$57	$12

The unrealized losses shown in the following table resulted primarily from changes in market rates across the yield curve.  The issuers of the bonds are of high quality and the fair value is expected to recover as the bonds approach the maturity date.  The Bank has the intent and ability to hold the bonds for foreseeable future and therefore the unrealized losses on securities are considered temporary and have not been recognized into income.  At December 31, 2009, the Corporation had 32 securities that were in a loss position, compared to 55 securities that were in a loss position at December 31, 2008.

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U S government securities

$5,786

$ 38

$ -

$ -

$5,786

$38

Mortgage-backed securities

547

9

612

2

1,159

11

States and political subdivisions

5,033

95

3,223

218

8,256

313

$11,366

$142

$3,835

$220

$15,201

$362

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U S government securities

$ -

$ -

$ -

$ -

$ -

$ -

Mortgage-backed securities

1,624

28

3,049

16

4,673

44

States and political subdivisions

11,391

348

3,337

51

14,728

399

$13,015

$376

$6,386

$67

$19,401

$443

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES (in thousands)

Major loan classifications at December 31, are as follows:

	2009	2008
Commercial real estate	$315,545	$311,654
Commercial	171,900	169,762
Residential real estate	108,684	113,787
Construction & land development	83,492	78,103
Consumer	13,092	13,626
Total loans	$692,713	$686,932

The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2009	2008	2007
Balance, beginning of year	$9,130	$7,008	$7,510
Provision for loan losses	10,050	4,955	1,221
Recoveries	197	113	89
Loans charged off	(6,404)	(2,946)	(1,812)
Balance, end of year	$12,973	$9,130	$7,008

The following is a summary of information pertaining to impaired loans as of December 31:

	2009	2008
Impaired loans without a valuation allowance	$6,570	$1,606
Impaired loans with a valuation allowance	2,493	1,367
Total impaired loans	$9,063	$2,973

Valuation allowance related to impaired loans	$1,223	$459
Total non-accrual loans	$9,494	$2,973
Total loans past due ninety days or more and still accruing	$310	$83

The following is a summary of information pertaining to impaired loans for the years ended December 31:

	2009	2008	2007

Average investment in impaired loans

	$7,083	$3,126	$958

Interest income recognized on impaired loans	$ -	$ -	$ -

Interest income recognized on a cash basis on impaired loans	$ -	$ -	$ -

No additional funds are committed to be advanced in connection with impaired loans.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  PREMISES AND EQUIPMENT (in thousands)

A summary of premises and equipment at December 31 follows:

	2009	2008
Land and land improvements	$3,254	$3,461
Building and improvements	15,083	15,619
Furniture and equipment	9,751	9,723
Total premises and equipment	28,088	28,803

Less accumulated depreciation	13,010	12,021
Premises and equipment, net	$15,078	$16,782

Depreciation expense for each of the years ending December 31, 2009, 2008 and 2007 was $1.4 million, $1.4 million and $1.2 million, respectively.

NOTE 7.  SERVICING (in thousands)

Mortgage servicing rights (“MSR”s) reflect the present value of the future income stream from mortgage servicing fees, ancillary income from processing mortgage related payments, delinquency effects and overnight income of processing (“float”).  The value is the sum of the present value of these future income streams, which is impacted by assumptions on prepayment or decay rates, mortgage classifications and the applied discount rate.

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

Loans serviced for others are not included on the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $102 million and $136 million at December 31, 2009 and 2008, respectively.

The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2009 and 2008, was $212,000 and $538,000 respectively.  The fair value of these rights was $800,000 and $1,400,000, at December 31, 2009 and 2008, respectively.  The fair value of servicing rights was determined using an average discount rate of 7.69 percent in 2009 and 7.94 percent in 2008, with prepayment speeds ranging from 0 percent to 30.6 percent in 2009 and from 0 percent to 19.3 percent in 2008.

The following table summarizes the mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	2009	2008	2007
Mortgage servicing rights capitalized	$14	$4	$5
Mortgage servicing rights amortized	$341	$426	$446
Valuation Allowances:
Balance at beginning of year	-	-	-
Net change in valuation allowance	-	-	-
Balance at end of year	$-	$-	$-

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  DEPOSITS (dollars in thousands)

Deposits at year-end were as follows:

	2009	2008
Noninterest-bearing demand	$83,871	$76,585
Interest-bearing checking	163,110	157,160
Money market and savings	115,931	86,878
Time deposits less than $100,000	88,110	101,455
Time deposits greater than $100,000	239,098	255,191
Total deposits	$690,120	$677,269

At December 31, 2009, scheduled maturities of certificates of deposit are as follows:

2010	$171,066
2011	51,073
2012	49,206
2013	46,068
2014	7,844
2015	1,951
Total time deposits	$327,208

Brokered time deposits totaled approximately $189 million and $202 million at December 31, 2009 and 2008.

NOTE 9.  FEDERAL FUNDS PURCHASED & REPURCHASE AGREEMENTS (dollars in thousands)

The Bank has the ability to borrow money on a daily basis through one of its correspondent banks using an established federal funds purchased line of credit.  The Bank has established an unsecured federal funds purchased borrowing limit totaling $25 million at December 31, 2009.  At December 31, 2009 and 2008 the Bank had $0.9 million and $2.3 million outstanding, respectively.  During 2009, the Bank’s federal funds purchased position averaged $1.7 million, compared to an average federal funds purchased position of $17.9 million for 2008.  The average rate paid on federal funds purchased during 2009 and 2008 were 0.98% and 2.77%, respectively.

Repurchase agreements are financing arrangements secured by U.S. federal agency securities.  At December 31, 2009, the Bank had one repurchase agreement totaling $5.6 million.  This borrowing was secured by securities that had a carrying amount of $7.1 million at December 31, 2009.  At maturity, the securities underlying the arrangements are returned to the Bank.

The repurchase agreement at December 31, 2009 and its contractual maturity is as follows:

	Balance	Rates
Due in 2010	$5,600	4.62%
Total repurchase agreements	$5,600

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  FHLB ADVANCES & OTHER BORROWED FUNDS (dollars in thousands)

Each Federal Home Loan Bank advance is payable at its maturity date, and may be subject to a prepayment fee if paid prior to the maturity date. Advances with put options held by the Federal Home Loan Bank amounted to $16.8 million at December 31, 2009 and 2008. At December 31, 2009 and 2008, the Federal Home Loan Bank borrowings were collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans, consumer home equity loans, and specifically identified commercial real estate and U.S. government agency securities.  U.S. government agency securities pledged to FHLB borrowings had carrying values of approximately $11.9 and $14.5 million, at December 31, 2009 and 2008, respectively.  The total available credit for FHLB borrowings at December 31, 2009 and December 31, 2008, was $81.0 million and $80.5 million, respectively.  At December 31, 2009, the Bank had no variable rate FHLB advances and fixed rate FHLB advances totaled $49.4 million.  The average interest rate on the FHLB borrowings was 4.43 percent and 4.74 percent, for 2009 and 2008, respectively.

The Federal Home Loan Bank advances at December 31, 2009 and their contractual maturities are as follows:

	Balance	Rates
Due in 2010	$21,800	3.47% - 5.99%
Due in 2011	3,715	3.90% - 5.09%
Due in 2012	5,000	2.31% - 2.62%
Due in 2013	4,216	2.91% - 3.70%
Due in 2014	7,252	4.39% - 5.30%
Due in 2015	7,416	3.33% - 4.05%
Total FHLB advances	$49,399

Other borrowed funds as of December 31, 2009 and December 31, 2008, were comprised entirely of TT&L notes, with balances of $1,033,000 and $1,030,000, respectively.

NOTE 11.  FEDERAL INCOME TAXES  (in thousands)

The provision for federal income taxes for the years ended December 31 consists of:

	2009	2008	2007
Current

$622

$1,544

$2,267

Deferred expense (benefit)	(1,494)	(1,939)	19
Federal income tax expense	($872)	($395)	$2,286

A reconciliation between federal income tax expense and the amount computed by applying the statutory federal income tax rate of 34 percent to income before taxes for the years ended December 31, is as follows:

	2009	2008	2007
Statutory rate applied to income before income taxes

($113)

$1,544

$2,267

Deferred expense (benefit)	(1,494)	(1,939)	19
Federal income tax expense	($872)	($395)	$2,286

	2009	2008	2007
Statutory rate applied to income before income taxes

($113)

$388

$3,065

Effect of tax-exempt interest income	(728)	(742)	(626)
Other--net	(31)	(41)	(153)
Federal income tax expense	($872)	($395)	$2,286

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  FEDERAL INCOME TAXES  (Continued)

The net deferred income tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2009	2008
Deferred tax assets
Allowance for loan losses	$4,411	$3,104
Deferred compensation plan	407	395
Deferred loan fees	50	73
Non-accrual interest	157	70
Valuation allowance on other real estate	84	84
Valuation allowance on securities available for sale	1,099	1,099
Other	39	110

Total deferred tax assets

	6,247	4,935

Deferred tax liabilities
Depreciation	(667)	(699)
Discount accretion	(13)	(56)
Unrealized gain on securities available for sale	(960)	(362)
Loan servicing rights	(72)	(183)
Other	(114)	(110)
Total deferred tax liabilities	(1,826)	(1,410)

Net deferred tax asset	$4,421	$3,525

An impairment charge recorded on the Company’s auction rate securities, in the fourth quarter of 2008, resulted in a deferred tax asset of $1.1 million.  If the Company were to sell these securities, the associated loss would be considered a capital loss, which can only be recovered through offsetting capital gains.  The Company’s management has identified strategies that could be used to generate capital gains to offset the capital loss, if the value of these securities does not recover.  The fair value of these securities at December 31, 2009, was significantly higher than the book value of the securities after the impairment charge was taken.  The result of this would be a reduced capital loss if the securities were sold.  Management has not determined if, or when, it would implement these strategies.

NOTE 12.  RELATED PARTY TRANSACTIONS

Certain directors, executive officers and their related interests were loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions and do not represent more than a normal risk of collectibility or present other unfavorable features.  The total loans outstanding to these customers aggregated approximately $64,000 and $83,000 at December 31, 2009 and 2008, respectively.  During 2009, there were no new loans and repayments were approximately $19,000.

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2009	2008
Commitments to grant loans	$14,530	$15,404
Unfunded commitments under commercial and other lines of credit	153,336	187,686
Unfunded commitments under home equity lines of credit	53,488	54,295
Commercial and standby letters of credit	4,064	7,853

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

Unfunded commitments under commercial lines‑of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.  A portion of these commitments are unsecured.

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

Mandatory forward sales commitments:  The Bank will occasionally enter into commitments to sell loans (service released) with investors, whereby the agreed upon price for the loan or group of loans is determined prior to the sale of the loans.  These commitments have expiration dates ranging from 45 to 75 days, and contain late fee provisions and pair-off fee provisions if the loans are not delivered timely.  The bank does not designate these derivatives as hedging instruments and does not recognize the change in their fair value in earnings.  The fair value for mandatory forward sales commitments is based on current market prices versus the committed prices.  At December 31, 2009 the Bank had one mandatory forward sales commitment totaling $80,000.

Rate lock commitments with customers:  The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  We do not designate these derivatives as hedging instruments.  At December 31, 2009 we had $10.7 million in rate lock commitments with customers, which were placed with our investors on “Best Efforts” contracts.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  REGULATORY MATTERS (dollars in thousands)

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FRB that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, capital and certain off-balance-sheet items as defined in the regulations and calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets.  Management believes that, at December 31, 2009, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2009 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the most recent notification that management believes has changed the Bank's category.

The Corporation's and the Bank's actual capital amounts and ratios at December 31, 2009 and 2008 are also presented in the table below:

					Minimum to be well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009
Total capital (to risk weighted assets)
Consolidated	$77,622	10.60%	$58,606	8.00%	N/A	N/A
Bank	$76,204	10.41%	$58,550	8.00%	$73,188	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$67,766	9.25%	$29,303	4.00%	N/A	N/A
Bank	$66,348	9.07%	$29,275	4.00%	$43,913	6.00%
Tier 1 capital (to average assets)
Consolidated	$67,766	8.13%	$33,350	4.00%	N/A	N/A
Bank	$66,348	8.00%	$33,177	4.00%	$41,471	5.00%

At December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$78,681	10.76%	$58,516	8.00%	N/A	N/A
Bank	$74,606	10.21%	$58,441	8.00%	$73,052	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$69,551	9.51%	$29,258	4.00%	N/A	N/A
Bank	$65,476	8.96%	$29,221	4.00%	$43,831	6.00%
Tier 1 capital (to average assets)
Consolidated	$69,551	8.53%	$32,611	4.00%	N/A	N/A
Bank	$65,476	8.04%	$32,577	4.00%	$40,721	5.00%

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  REGULATORY MATTERS (Continued)

The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation.  Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.  At January 1, 2010, the Corporation’s subsidiary bank, without obtaining prior governmental approvals, could declare aggregate dividends equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2010 through the date of declaration less approximately $0.5 million from retained net profits of the proceeding two years.  During 2009, the Corporation’s subsidiary bank did not pay any dividend to the Corporation.  Dividends paid by the Corporation during 2009 were paid through the Corporation’s cash on hand and the sale of available for sale securities.

On October 16, 2008 the Corporation’s Board of Directors adopted a resolution to amend the articles of incorporation to authorize the issuance of 500,000 share of preferred stock.  The resolution was voted on and approved at a special meeting of the shareholders that was held on December 22, 2008 and adjourned to January 9, 2009.

NOTE 15.  EMPLOYEE BENEFIT PLANS AND POST RETIREMENT BENEFITS

The Corporation maintains a 401(k) covering substantially all employees. The Corporation matches employee contributions to the 401(k) up to a maximum of 4.5 percent of employees' eligible wages.  The total Corporation contributions to the 401(k) match were $395,000, $353,000, and $334,000 for 2009, 2008 and 2007 respectively.  The Corporation does not offer any other pension or retirement plans.

The Bank offers a deferred compensation plan for all directors who elect to participate.  The cost of the plan was $135,000, $89,000 and $120,000 in 2009, 2008, and 2007, respectively.  The accrued benefit obligation for this plan was $1,197,000 and $1,161,000 as of December 31, 2009 and 2008, respectively, and is included in other liabilities.  The Bank has purchased life insurance policies on the participating directors to fund the deferred compensation.  The cash surrender value of the policies was $2,475,000 and $2,508,000 at December 31, 2009 and 2008, respectively, and is included in other assets.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  STOCK OPTIONS

The Corporation maintains stock option plans for non-employee directors (the Director's Plan) and employees and officers of the Corporation and its subsidiary (the Employees' Plan).  The stock compensation plans were established in 1999, and authorize the issue of up to 219,615 options under the Employees’ Plan and up to 46,585 options under the Directors’ Plan.  Both the Employees’ Plan and the Directors’ Plan expired on January 28, 2009.  Stock options granted prior to the expiration of the plan can be exercised for a period of 10 years from the date granted.

Generally options under both plans become exercisable after the first anniversary of the award date.  The option exercise price is at least 100 percent of the market value of the common stock at the grant date.  No options have been granted during the periods presented below.

The following tables summarize information about stock option transactions:

	2009		2008		2007
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	34,055	$36.73	34,055	$36.73	34,055	$36.73
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	(5,036)	37.57	(2,662)	37.47	-	-
Outstanding, end of year	26,357	$36.49	31,393	$36.67	34,055	$36.73

Exercisable, end of year	26,357	$36.49	31,393	$36.67	34,055	$36.73

Exercise Price	Number Outstanding December 31, 2009	Weighted Average Remaining Contractual Life

			Number of Options Exercisable December 31, 2009	Weighted Average Exercise Price December 31, 2009
$33.43	9,933	2.1 years	9,933	$33.43
$33.81	1,331	4.2 years	1,331	$33.81
$34.71	1,815	5.4 years	1,815	$34.71
$37.57	7,154	1.1 years	7,154	$37.57
$41.32	6,124	0.1 years	6,124	$41.32
Total	26,357	1.7 years	26,357	$36.49

All options expire 10 years after the date of the grant.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNINGS PER SHARE (in thousands, except earnings per share)

A reconciliation of basic and diluted earnings per share for the years ended December 31, follows:

	2009	2008	2007
Net income	$540	$1,536	$6,729

Average common shares outstanding	2,703	2,703	2,703
Assumed exercise of dilutive stock options	-	-	1
Average common shares outstanding, including the assumed exercise of dilutive stock options	2,703	2,703	2,704

Net income per share:
Basic	$0.20	$0.57	$2.49
Diluted	$0.20	$0.57	$2.49

NOTE 18.  FAIR VALUE

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

The company had no investment securities available for sale at December 31, 2009 or December 31, 2008, for which it utilized significant Level 3 inputs to determine fair value.

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  FAIR VALUE (continued)

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)
	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities
December 31, 2009	$30,672	$49,913	$ -	$80,585
December 31, 2008	$41,804	$65,447	$ -	$107,251

The Company also has certain assets that are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).   The following table presents the Company’s assets carried at fair value on a nonrecurring basis as of December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (dollars in thousands)
	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Change in Fair Value for the period ended December 31,
Impaired loans (net)
December 31, 2009	$ -	$ -	$7,840	$7,840	($5,903)
December 31, 2008	$ -	$ -	$2,513	$2,513	($1,890)

Other real estate
December 31, 2009	$ -	$ -	$3,961	$3,961	($712)
December 31, 2008	$ -	$ -	$2,276	$2,276	($401)

The fair value of impaired loans accounted for under accounting standards related to loan impairment, is estimated using either discounted cash flows or collateral value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with accounting standard related to fair value measurements and disclosures, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Impaired loans are categorized as Level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary.  The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 5).

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  FAIR VALUE (continued)

Other real estate is reported at either the fair value of the real estate, minus the estimated costs to sell the asset, or the cost of the asset.  The determination of the fair value of the real estate relies primarily on appraisals from third parties.  If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense.  The valuation allowance is therefore increased or decreased, through charges or credits to expense, for changes in the asset’s fair value or estimated selling costs.

The Company also has other assets, which under certain conditions, are subject to measurement at fair value.  These assets include mortgage servicing rights and loans held for sale.  The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows.  At December 31, 2009, we estimate that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

The carrying amount and estimated fair values of financial instruments at December 31, are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$14,006	$14,006	$15,411	$15,411
Available-for-sale securities	80,585	80,585	107,251	107,251
Loans receivable, net	679,740	682,527	677,802	696,278
Loans held for sale	5,431	5,531	2,762	2,804
Accrued interest receivable	3,601	3,601	3,967	3,967
Restricted investments	5,321	5,321	5,101	5,101

Financial liabilities
Deposits	$690,120	$700,734	$677,269	$675,008
FHLB advances and other borrowed funds	50,432	52,209	64,685	64,575
Repurchase Agreements	5,600	5,599	20,350	20,901
Federal funds purchased	850	850	2,300	2,300

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

NOTE 19.  OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (in thousands)

The following summarizes parent company only condensed balance sheets as of December 31, 2009 and 2008 and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2009, 2008 and 2007:

Condensed Balance Sheets

	2009	2008
Assets
Cash	$726	$2,368
Investment in subsidiary	68,270	66,306
Available-for-sale securities	1,494	2,316
Other Assets	91	41

Total assets	$70,581	$71,031

Liabilities and shareholders equity
Other liabilities	$909	$676
Stockholders' equity	69,672	70,355

Total liabilities and stockholders' equity	$70,581	$71,031

Condensed Statements of Income

	2009	2008	2007
Income
Dividends from subsidiary	$ -	$2,900	$3,400
Interest from available-for-sale securities	89	92	87
Net gain on sales of available-for-sale securities	29	-	-
Total income	118	2,992	3,487

Total expenses	606	288	216
Income before income taxes and equity in
undistributed net income of subsidiary	(488)	2,704	3,271
Applicable income tax provision (benefit)	(196)	(98)	(68)
	(292)	2,802	3,339
(Distributions in excess of earnings) Equity in
undistributed earnings of subsidiary	832	(1,266)	3,390
Net income	$540	$1,536	$6,729

OAK FINANCIAL CORPORATION AND SUBSIDIARIES	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  OAK FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	2009	2008	2007
Cash flows from operating activities
Net income	$540	$1,536	$6,729

Adjustments to reconcile net income
to net cash provided by operating activities
Distributions in excess of earnings (Undistributed earnings) of subsidiary	(832)	1,266	(3,390)
Net gain on sales of available-for-sale securities	(29)	-	-
Amortization of available-for-sale securities	5	7	4
Changes in other assets	(50)	(1)	10
Changes in other liabilities	223	16	52
Net cash (used) provided by operating activities	(143)	2,824	3,405

Cash flows from investing activities

Available-for-sale securities

Proceeds from maturities	-	125	550
Proceeds from sales	880	-	-
Purchases	-	(493)	(703)
Net cash provided (used) by investing activities	880	(368)	(153)

Cash flows from financing activities
Dividends paid	(2,379)	(2,379)	(2,305)
Net cash used in financing activities	(2,379)	(2,379)	(2,305)

Net (decrease) increase in cash and cash equivalents	(1,642)	77	947

Cash and cash equivalents, beginning of year	2,368	2,291	1,344

Cash and cash equivalents, end of year	$726	$2,368	$2,291

NOTE 20.  SUBSEQUENT EVENT – PROPOSED MERGER WITH CHEMICAL FINANCIAL CORPORATION

On January 7, 2010, Chemical Financial Corporation ("Chemical") and the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Chemical (the "Merger").  Following the Merger, Byron Bank, the wholly owned subsidiary of the Company, will be consolidated with and into Chemical Bank, a wholly owned subsidiary of Chemical.  Under the terms of the Merger Agreement, as of the effective time of the Merger shareholders of the Company will receive 1.306 shares of Chemical stock for each share of common stock they own, subject to adjustments under certain specified situations.

Consummation of the Merger is subject to approval by the Company's shareholders, receipt of appropriate regulatory approvals, and certain other closing conditions.  Subject to the terms and conditions of the Merger Agreement, the transaction is expected to be completed in the second quarter of 2010.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10‑K Annual Report was being prepared.

                (b)           Management's Report on Internal Control Over Financial Reporting.

The Corporation’s management report on internal control over financial reporting is included in Item 8 on page 44 of this Annual Report and is incorporated herein by reference.   The attestation report of Plante & Moran, PLLC, the Corporation's independent registered public accounting firm, on the effectiveness of the Corporation’s internal control over financial reporting is included in Item 8 on page 45 of this Annual Report and is incorporated herein by reference.

(c)           Changes in Internal Controls.

During the fourth quarter ended December 31, 2009, there have been no changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B.  Other Information

                None.

PART III

The information required by Part III of Form 10-K is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days of our December 31, 2009 year end or if not so filed within such 120-day period, will be filed as an amendment to this Annual Report on Form 10-K with such 120-day period.

Item 10.  Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end, or, alternatively, by amendment to this Form 10-K, no later than the end of such 120 day period.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

Audit Committee Financial Expert

The Board of Directors of the Corporation has determined that Robert F. Dentzman, a director and member of the Audit Committee, qualifies as an "Audit Committee Financial Expert" as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002 and is "independent," as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

Item 11.  Executive Compensation.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end, or, alternatively, by amendment to this Form 10-K, no later than the end of such 120 day period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end, or, alternatively, by amendment to this Form 10-K, no later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans.  The Company had the following equity compensation plans at December 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	26,357	$36.49	-
Equity compensation plans not approved by security holders	-	-	-
Total	26,357	$36.49	-

                These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end, or, alternatively, by amendment to this Form 10-K, no later than the end of such 120 day period.

Each of the Corporation’s directors, other than Patrick Gill, are independent under Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end, or, alternatively, by amendment to this Form 10-K, no later than the end of such 120 day period.

PART IV

Item15.  Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

		Independent Auditors' Report
		Consolidated Financial Statements
		Consolidated Balance Sheets as of
		December 31, 2009 and 2008
		Consolidated Statements of Income for the Years Ended
		December 31, 2009, 2008 and 2007
		Consolidated Statements of Comprehensive Income for the
		Years Ended December 31, 2009, 2008 and 2007
		Consolidated Statements of Changes in Stockholders' Equity
		for the Years Ended December 31, 2009, 2008 and 2007
		Consolidated Statements of Cash Flows for each of the Years Ended
		December 31, 2009, 2008 and 2007
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
		Not applicable

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
		The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 8, 2010.

OAK FINANCIAL CORPORATION

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

Signature	Date

/s/ Robert F. Dentzman	February 8, 2010
Robert F. Dentzman

/s/ Norman J. Fifelski	February 8, 2010
Norman J. Fifelski

/s/ Patrick K. Gill	February 8, 2010
Patrick K. Gill

/s/ Stephanie L. Leonardos	February 8, 2010
Stephanie L. Leonardos

/s/ James B. Meyer	February 8, 2010
James B. Meyer

/s/ Grace O. Shearer	February 8, 2010
Grace O. Shearer

/s/ David G. Van Solkema	February 8, 2010
David G. Van Solkema

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

Exhibit Number

2.1

Agreement and Plan of  Merger by and between Chemical Financial Corporation and O.A.K. Financial Corporation, dated January 7, 2010, incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated January 7, 2010.

3.1	Restated Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

4	Form of Registrant's Stock Certificate are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10, as amended.

10.1	Form of Employee Stock Options is incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-K for the year ended December 31, 2004.

10.2	Form of Non-employee Director Stock Option is incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 10-K for the year ended December 31, 2004.

10.3	1999 Stock Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.4

Nonemployee Directors' Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with respect to its April 22, 1999 annual meeting of shareholders.

10.5	1988 Director Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Registrant's Registration Statement on Form 10, as amended.

10.6	Amended and Restated Director Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K, dated December 2, 2008.

10.7

Form of Indemnity Agreement executed between OAK Financial Corporation and each of Grace O. Shearer and Robert F. Dentzman is incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended December 31, 2002.

10.8

Employment Agreement between Patrick K. Gill and O.A.K. Financial Corporation dated August 10, 2009, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.9

Management Continuity Agreement between Patrick K. Gill and O.A.K. Financial Corporation dated August 10, 2009, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.10

Employment Agreement between James A. Luyk and O.A.K. Financial Corporation dated August 10, 2009, incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.11

Management Continuity Agreement between James A. Luyk and O.A.K. Financial Corporation dated August 10, 2009, incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.12

Employment Agreement between Joel F. Rahn and O.A.K. Financial Corporation dated August 10, 2009, incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.13

Management Continuity Agreement between Joel F. Rahn and O.A.K. Financial Corporation dated August 10, 2009, incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

14	Code of Ethics is incorporated by reference to Exhibit 14 to Registrant’s Report on Form 10-K for the year ended December 31, 2003.