Form 10-K/A
period 2009-12-31
O A K FINANCIAL CORP
filed 2010-04-05
CIK 1038459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of O.A.K. Financial Corporation (the "Company") for the fiscal year ended December 31, 2009, previously filed on February 12, 2010 (the "Original 10-K").  The Company has filed this Amendment solely for the purposes of: (1) amending the cover page, and (2) amending the disclosures in Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

This Amendment should be read in conjunction with the information set forth in the Original 10-K.  All information contained in this Amendment is as of the original filing date of the Original Form 10-K and does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth herein.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors

                Patrick K. Gill has been a director of the Corporation since November 2002.  Mr. Gill is President and Chief Executive Officer of OAK Financial Corporation and its subsidiary, Byron Bank.  Prior to joining OAK Financial in November of 2002, Mr. Gill was President and CEO of the Bank of Lenawee (now First Federal Bank of the Midwest), located in Adrian, Michigan, which at the time was a wholly-owned subsidiary of Pavilion Bancorp, Inc.  Mr. Gill also served as a Board Member and CEO of Pavilion and Board Chairman of the Bank of Washtenaw, a de novo started by Pavilion, as well as Board Chairman of Pavilion Mortgage Company. Mr. Gill has over 30 years of progressive banking experience, including over 20 years in the West Michigan financial markets with Union Bank (later NBD), in Grand Rapids.  His last position with NBD (now JPMorgan Chase) was Vice President and Regional Director of the Lakeshore region. Mr. Gill currently serves on the following boards – Heart of West Michigan United Way, The YMCA, and Home Repair Services.  Mr. Gill graduated with honors from Notre Dame University with a degree in History and lives in Byron Center, Michigan.

                Robert F. Dentzman has been a director of the Corporation since October 2002.  Mr. Dentzman is the principal of RoadCast, which specializes in investor relations communication and consulting.  Previously, Mr. Dentzman was the transitional Treasurer of Energy Conversion Devices, a leading materials research and advanced product development company, which holds hundreds of U.S. and foreign patents.  Prior to that, Mr. Dentzman was Vice President, Treasury and Investor Relations for Herman Miller, Inc. Mr. Dentzman worked at Herman Miller for over 20 years and served in progressive areas of responsibility.  Mr. Dentzman was responsible for worldwide cash management, investor and banking relations, capital structure management, foreign exchange risk management, shareholder services, pension asset management, and administration of several executive benefit plans. Prior to joining Herman Miller, Mr. Dentzman worked in the banking industry for the Kalamazoo, Michigan bank now known as National City Bank. Mr. Dentzman earned his B.A. in Economics from Kalamazoo College and his M.B.A. from Western Michigan University.

                David G. Van Solkema has been a director of the Corporation since 1988.  Mr. Van Solkema is retired and previously served as President of Jobbers Warehouse Service Inc., a supplier of auto and truck parts to over 125 independent stores with over $40 million in sales.  Additional work experience includes work as a Certified Public Accountant (CPA) for Touche Ross, serving small to medium sized businesses throughout West Michigan. Mr. Van Solkema has served on the Byron Center Christian School Board, has served as a Deacon and Elder at Heritage Christian Reformed Church in Byron Center, and has been active with Little League Baseball.  Mr. Van Solkema is a graduate of Ferris State University with a degree in Finance.

                Grace O. Shearer has been a director of the Corporation since November 2002 and currently serves as its chairperson.  Mrs. Shearer is the Principal of The Entrepreneur's Source, a coaching and consulting firm assisting individuals interested in buying a business.  Previously Mrs. Shearer served as President and CEO of West Michigan Heart, P.C., the leading cardiology service provider in West Michigan, with over 150 employees. Mrs. Shearer also served as Vice President of Operations for St. Mary's Hospital and in 1992 served as the interim CEO for St. Mary's Hospital.  Mrs. Shearer has served as Chairperson of the Board for Pine Rest Christian Mental Health Services, and has other board experience with Calvin College, the Rotary Club, and the Grand Rapids Chamber of Commerce. Mrs. Shearer holds a B.A. from the University of Michigan, and an M.B.A. from Eastern Michigan University.

                Norman J. Fifelski has been a director of the Corporation since 1988.  Mr. Fifelski is President of Hillcrest Food and Fuel, Inc., Hillcrest Subway, and the Hungry Horse Campground.  Additional experience includes serving on the board and as Treasurer for the Wayland Area Emergency Medical Service, on the Administrative Committee for Saint Stanislaus Church, as Assistant Fire Chief and Training Officer for Dorr Township for over 20 years, and as Trustee for Dorr Township. Mr. Fifelski is also involved with fire prevention programs in the Dorr area and with Save The Children in Mexico.  Mr. Fifelski is a graduate of Ferris State University.

                James B. Meyer has been a director of the Corporation since 2004.  Mr. Meyer is the past Chairman of the Board and President and CEO of Spartan Stores, Inc., a leading food services wholesaler and retailer. Mr. Meyer retired from Spartan Stores in March of 2003 after completing 30 years with the company.  Under his leadership, sales grew to exceed $2 billion annually. He was elected Chairman of the Board in August 2000 and President and Chief Executive Officer in July 1997. Mr. Meyer was appointed President and Chief Operating Officer in August 1996.  Mr. Meyer has a great depth of board experience and currently serves, or has served, on the following boards – Heart of West Michigan United Way as Chairman of the Board, Davenport University as Chairman of the Board, Hope Network, Board and Audit Committee of Associated Food Stores, Family Christian Stores, and Unity Christian High School's Education Foundation. Mr. Meyer is a Certified Public Accountant and earned his B.S. in Business from Ferris State University.

Stephanie L. Leonardos has been a director of the Corporation since 2007.  Mrs. Leonardos is the President and CEO of Amerikam Inc., a manufacturer and designer of patented flow control products for industries including medical, plumbing, and defense.  Mrs. Leonardos joined Amerikam in 1991 and has served as president since 1997.  Prior to joining Amerikam, she held numerous management positions in operations for North American Philips Corporation, Consumer Products Division; AMCA International, Canadian and US Overhead Steel Crane Industry.  Mrs. Leonardos has a great depth of board experience and currently serves, or has served, as Vice-Chair of the Board of the Grand Rapids Symphony, the Board of Directors of the Plumbing Manufacturer's Institute, Ferris State University's Commission of the Future and Manufacturing Engineering Technology Advisory Board, and United Way Women's Leadership Council.  Mrs. Leonardos holds a B.A. from Mt. Union College and an M.A. from Kent State University.

Director Independence

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation's Board of Directors.

Executive Officers

Reference is made to additional item under Part I of our annual report on Form 10-K, filed on February 12, 2010.

Code of Ethics

The honesty, integrity and sound judgment of the chief executive officer and senior financial officers is fundamental to the reputation and success of OAK Financial Corporation.  While all employees, officers, and directors are required to adhere to the OAK Financial Corporation Code of Ethics, the professional and ethical conduct of the chief executive officer and senior financial officers is essential to the proper function and success of OAK Financial Corporation as a leading financial services provider.  Executives of OAK Financial Corporation subject to this Code include the Chief Executive Officer, the Chief Financial Officer, the Controller, and any other senior officers performing accounting, auditing, financial management or similar functions.  The Code of Ethics is incorporated by reference as an exhibit to this Report on Form 10-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and officers to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission.  The Corporation believes that all reports were filed by such persons on a timely basis during the last fiscal year, except that Mr. John VanSingel filed one late Form 4 report with respect to one transaction and Mr. Gordon VanSingel filed two late Form 4 reports, one with respect to three transactions and the second with respect to two transactions.

Audit Committee Report

We have reviewed and discussed with management the Corporation's audited financial statements as of and for the year ended December 31, 2009.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Public Company Accounting Oversight Board ("PCAOB").

We have received and reviewed the written disclosures and the letter from the independent auditors required by applicable requirements of the PCAOB regarding the independent auditors' communications with the Audit Committee concerning independence, and have discussed with the auditors the auditors' independence.

The Audit Committee has also reviewed and discussed with management the report of management on internal control over financial reporting as of December 31, 2009.

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the financial statements referred to above be included in the Corporation's Form 10-K for the year ended December 31, 2009.

Respectfully submitted, Robert F. Dentzman, Norman J. Fifelski, and David G. Van Solkema.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY EXECUTIVE COMPENSATION

                The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2009 by our chief executive officer, our chief financial officer and our other most highly compensated executive officers who were employed by us as of December 31, 2009 and whose total compensation exceeded $100,000 during that fiscal year. There are no other executive officers for 2009 whose total compensation exceeded $100,000 during that fiscal year other than those set forth below. We refer to our chief executive officer, chief financial officer and the other executive officer named below as our "named executive officers" elsewhere in this Proxy Statement.  There are no employees of the Corporation; all Bank staff are employed by OAK ELC, a subsidiary of the Corporation, and leased to the Bank.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total
Patrick K. Gill President & CEO	2009 2008 2007	$285,000 $285,000 $275,000	$0 $0 $92,000 (3)	$11,025 $10,350 $10,125	$296,025 $295,350 $377,125
James A. Luyk COO & CFO	2009 2008 2007	$180,000 $180,000 $170,000	$0 $0 $40,000 (3)	$8,100 $9,900 $10,125	$188,100 $189,900 $220,125
Joel F. Rahn CLO	2009 2008 2007	$164,195 $163,250 $153,780	$0 $0 $35,000 (3)	$7,200 $8,775 $9,225	$171,395 $172,025 $198,005

(1)	Includes elective deferrals by employees pursuant to section 401(k) of the Internal Revenue Code.
(2)

All Other Compensation includes matching contributions to the Corporation's 401(k) plan for all three named executives.  All Other Compensation does not include other benefits provided on a non-discriminatory basis.

(3)	This is the amount paid to the executive in 2008 pursuant to our Incentive Compensation Plan based on the Bank's 2007 performance.

Grants of Plan-Based Awards for 2009

                The Corporation did not grant any plan-based awards during 2009.

Outstanding Equity Awards at Fiscal Year End

                The Corporation previously maintained a stock option plan.  The plan was adopted in 1999 by the Board of Directors and was approved by the Corporation's shareholders.  No grants have been awarded to any named executive since 2002.  The plan expired in January of 2009, and the Board has decided not to propose a renewal or replacement of the plan at this time.  The following table presents the outstanding equity awards (which consist only of options granted pursuant to the Plan) held by each of the named executive officers as of the fiscal year ended December 31, 2009.  None of the named executive officers exercised any stock options in fiscal year 2009.

Outstanding Equity Awards at December 31, 2009

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Patrick K. Gill	2,662	-0-	$33.43	2/1/2012
James A. Luyk	1,008 1,299 1,416	-0- -0- -0-	$41.32 $37.57 $33.43	1/13/2010 2/7/2011 2/1/2012
Joel F. Rahn	-0-	-0-	-0-	-0-

Pension Benefits

                None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

                None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Contracts and Change-in-Control Arrangements

                Patrick K. Gill

                On August 10, 2009, Patrick K. Gill, O.A.K.'s President and Chief Executive Officer, entered into a management continuity agreement with O.A.K. Pursuant to the management continuity agreement, if the merger with Chemical Financial Corporation ("Chemical") occurs and Mr. Gill's employment is terminated within 6 months before or 36 months after the merger, unless the termination is because of death, disability, by Chemical for cause or by Mr. Gill other than for good reason, Mr. Gill will receive severance benefits. Mr. Gill may also terminate his employment with or without good reason anytime during the period that is 180-210 days after the effective date of the merger and receive the severance benefits.  Please see "Recent Development – Proposed Merger with Chemical Financial Corporation," contained in our annual report on Form 10-K, filed on February 12, 2010,  for a more detailed description of the merger.

                Under the management continuity agreement, Mr. Gill's severance benefits would be: (i) a cash amount equal to 2.99 multiplied by the sum of (a) Mr. Gill's annual base salary, plus (b) Mr. Gill's highest actual annual bonus paid during the five full calendar years preceding the merger, which shall be paid in equal bi-weekly installments over 36 months, (ii) continuation of certain health, life and disability insurance for 36 months, and (iii) outplacement services up to a maximum of $10,000.

                If any part of the severance benefits constitute a "parachute payment" under Section 280G of the Code, then, if the aggregate present value of such payments exceeds 2.99 times Mr. Gill's base amount as defined in Section 280G of the Code, then the parachute payments will be reduced to an amount equal to 2.99 times Mr. Gill's base amount.

                On January 7, 2010, Mr. Gill entered into a transition agreement with Chemical. Under the terms of the transition agreement, after the closing Mr. Gill will be employed by Chemical as Chairman of Chemical's West Region. Chemical may terminate Mr. Gill's employment at any time with or without cause. If Mr. Gill's employment is terminated in a manner that would entitle him to benefits under his management and continuity agreement, severance benefits will be paid as set forth in the management and continuity agreement.

                Under his transition agreement, Mr. Gill is entitled to the following payments: (i) annual salary of $285,000, (ii) $40,000 if he does not terminate his employment during the 90 days immediately following the merger, (iii) $45,000 if he does not terminate his employment during the period that is 91-180 days after the merger, and (iv) $40,000 at the closing of the merger as consideration for Mr. Gill extending his non-competition and non-solicitation covenants in his management continuity agreement from 12 months post-termination of employment to 18 months post-termination of employment. Mr. Gill will also receive the first and second payments described in this paragraph if Chemical terminates his employment without cause (as defined in Mr. Gill's management continuity agreement).

                In the event that any of the benefits under Mr. Gill's transition agreement trigger excise tax imposed by Section 409A of the Internal Revenue Code, then Chemical will pay Mr. Gill a gross-up payment equal to any excise tax imposed on the payments.

                Joel F. Rahn

                On January 7, 2010, Joel F. Rahn, O.A.K.'s Chief Loan Officer, entered into a retention bonus and non-competition agreement with Chemical. Under the terms of the retention bonus and non-competition agreement, Mr. Rahn will be employed by Chemical as Senior Vice President of Credit Administration. Under the retention bonus and non-competition agreement, Mr. Rahn will: (i) be paid an annual salary of $160,000, (ii) be granted $100,000 of restricted stock units on the closing date of the merger, which will vest 50% on each of the first and second anniversaries of the closing of the merger, if Mr. Rahn is employed with Chemical on those dates, (iii) receive a one time payment of $200,000 as consideration for a covenant not-to-compete that will last at least 18 months after the closing of the merger and may last between 12 to 18 months after termination of employment depending on when and how Mr. Rahn's employment with Chemical terminates, and (iv) be eligible to receive two retention bonus payments totaling $200,000, which will be paid 50% on the first anniversary of the closing and 50% on the second anniversary of the closing, if Mr. Rahn is employed with Chemical on those dates.

                In the event that any of the benefits under Mr. Rahn's retention and non-competition agreement trigger excise tax imposed by Section 409A of the Internal Revenue Code, then Chemical will pay Mr. Rahn a gross-up payment equal to any excise tax imposed on the payments.

                James A. Luyk

                On August 10, 2009, James A. Luyk, O.A.K.'s Chief Financial Officer and Chief Operating Officer, entered into a management continuity agreement with O.A.K. Pursuant to the management continuity agreement, if the merger with Chemical occurs and Mr. Luyk's employment is terminated within 6 months before or 36 months after the merger, unless the termination is because of death, disability, by Chemical for cause or by Mr. Luyk other than for good reason, Mr. Luyk will receive severance benefits. Mr. Luyk may also terminate his employment with or without good reason anytime during the period that is 180-210 days after the effective date of the merger and receive the severance benefits.

                Under the management continuity agreement, Mr. Luyk's severance benefits would be: (i) a cash amount equal to 2.75 multiplied by the sum of (a) Mr. Luyk's annual base salary, plus (b) Mr. Luyk's highest actual annual bonus paid during the five full calendar years preceding the merger, which shall be paid in equal bi-weekly installments over 30 months, (ii) continuation of certain health, life and disability insurance for 30 months, and (iii) outplacement services up to a maximum of $10,000.

                If any part of the severance benefits constitute a "parachute payment" under Section 280G of the Code, then, if the aggregate present value of such payments exceeds 2.99 times Mr. Luyk's base amount as defined in Section 280G of the Code, then the parachute payments will be reduced to an amount equal to 2.99 times Mr. Luyk's base amount.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid or accrued for all services rendered by non-employee members of our Board of Directors for the year ended December 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash	Total Compensation
Robert F. Dentzman	$25,700	$25,700
Norman J. Fifelski	$20,900	$20,900
James B. Meyer	$19,400	$19,400
Grace O. Shearer	$25,700	$25,700
David G. Van Solkema	$26,300	$26,300
Stephanie L. Leonardos	$18,600	$18,600

Director Fees Earned or Paid in Cash

The directors of the Corporation do not receive any compensation for their services as directors of the Corporation.  Non-employee directors of Byron Bank (the "Bank"), the Corporation's wholly owned subsidiary, are paid an annual retainer fee of $8,000 for their service.  Directors receiving the annual retainer can elect to be paid in cash or have the annual retainer contributed to the 1998 director deferred compensation plan described below.  Non-employee directors also receive $500 per Board meeting attended and $300 per committee meeting attended.  In addition, the chairperson of the Board receives an annual fee of $3,000 and the chairperson of the Audit Committee receives an annual fee of $1,500.

Director Deferred Compensation Plans

In 1988, the Bank adopted a director's deferred compensation plan that provides for benefit payments to the participant and his or her family upon retirement or death.  Directors Fifelski and Van Solkema are the only current directors who are participants in this plan.  This plan allowed for the deferral of director fees in return for the payment of future benefits.  The participant account balances are credited with an appreciation factor equal to a floating rate determined by an independent third-party.  The total accrued liability of the Bank under this plan was $609,851 at December 31, 2009.  The Bank purchased life insurance policies on the lives of the participating directors with the Bank as the owner and beneficiary.  The cash surrender value of the policies was $1,719,167 at December 31, 2009.  As of January 1, 1997, no further deferrals of directors' fees were allowed under this plan.

                Beginning in 1998, the Bank entered into deferred compensation agreements with individual directors interested in deferring their annual retainers.  Effective January 1, 2008, the individual agreements for all current directors (and one former director) were replaced by the Byron Bank Deferred Compensation Plan for Directors.  Under this plan, directors can elect to defer the annual retainer they would otherwise receive in cash for their services as a director.   Deferred director fees are credited to a bookkeeping account maintained by the Bank for each director.  The Board is authorized to direct the Bank to purchase policies of life insurance on the lives of participating directors as a means of funding the Bank's obligations under the plan.  If a life insurance policy is purchased with respect to a participating director's life, the Bank is the owner and beneficiary of the policy.   Each participating director's account balance is increased each year by an interest factor based on the guaranteed dividend rate payable with respect to the related life insurance policy, or if no such policy is maintained for the director, based on the Bank's announced interest rate for 60-month CDs.  The fees deferred by each director under the plan become payable as follows:

¡

Generally, upon the later of the director reaching the age of 65 or his or her retirement or resignation from the Board (the later of these dates is referred to as the "trigger date"), the cash value of the life insurance policy maintained on the director's life is payable to the director in 15 equal annual installments.  In addition, each installment is increased by the projected increase in such cash value during the 12 months following the trigger date.  If no life insurance policy is maintained for the director, the amount paid out to the director under the plan is the account balance as of the trigger date, which is payable in 15 equal annual installments.

¡

If a director dies before a trigger date described above, the plan requires the Bank to pay the director's designated beneficiary(ies) the death benefit received by the Bank under the life insurance policy maintained on the director's life or, if no such insurance policy is maintained, the director's account balance as of the date of death.  The amount payable to the beneficiary(ies) is payable in 10 equal annual installments.

¡	If a director dies while receiving annual payments from the Bank under the Plan, such payments are to be continued to the director's designated beneficiary(ies).

¡

If there is a change in control of the Bank, all directors who still have account balances under the plan will receive a lump sum payment generally equal to the present value of the payments they would otherwise be entitled to receive if the plan continued and they retired from the Board as of the date of the change in control.

At December 31, 2009, the aggregate plan liability was $586,718 and the aggregate cash surrender value of insurance policies purchased on the lives of participating directors was $756,171.

Prior Director Stock Option Plan

In 1999, the Board of Directors adopted the OAK Financial Corporation 1999 Directors' Stock Option Plan, which was approved by the Corporation's shareholders.  The purpose of the plan was to provide a non-cash method of compensating and recruiting directors for the Corporation.   Stock options to purchase 666 shares were granted to each non-employee director during each of the four years prior to 2003.  No options have been granted under the plan since 2002.  The plan expired in January of 2009, and the Board has decided not to propose a renewal or replacement of the plan at this time.  To date, an aggregate of 2,662 options are outstanding, and no options have been exercised.

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

BENEFICIAL OWNERSHIP

Five Percent Shareholders

          As of February 16, 2010, no person was known by management to be the beneficial owner of more than 5% of the outstanding common stock of O.A.K. except as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class
Charles Andringa 2807 Bridgeside Drive Caledonia, MI 49316	142,412	5.27%
The Banc Funds Company, L.L.C. 20 North Wacker Drive, Suite 3300 Chicago, IL 60606	162,667(1)	6.02%
Gordon J. Van Singel 7261Brooklyn SE Grand Rapids, MI 49508 John A. Van Singel 2201 Pleasant Pond SW Byron Center, MI 49315	282,935(2)	10.47%

(1)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission ("SEC") on February 11, 2010.
(2)

The number and nature of shares represented by the 13D/A is based upon the most recent filing with the SEC, dated January 10, 2010. The reporting persons include: Willard J Van Singel Trust (Gordon J. Van Singel, trustee) 41,298 shares; Willard J. Van Singel 2008 Grantor Retained Annuity Trust (Gordon J. Van Singel and John A. Van Singel, co-trustees) 46,756 shares; Willard J. Van Singel Martial Trust (Gordon J. Van Singel, trustee) 68,989 shares; Van Singel Foundation (Gordon J. Van Singel and John A. Van Singel, directors) 34,495 shares; Van Singel Holdings, LLC. (John A. Van Singel, manager) 68,883 shares; Gordon J. Van Singel 5,981 shares; and John A. Van Singel 16,533 shares.

Ownership by Management

                The information in the following table sets forth the beneficial ownership of the O.A.K.'s common stock by each of its directors, nominees and executive officers and by all directors and executive officers as a group as of February 16, 2010.

Person	Amount and Nature of Beneficial Ownership		Approximate Percent of Class
Patrick K. Gill	8,054	(1)	*
James A. Luyk	4,231	(2)	*
Joel F. Rahn	1,023		*
Robert F. Dentzman	266		*
David G. Van Solkema	4,886	(3)	*
Grace O. Shearer	650		*
James B. Meyer	1,270		*
Norman J. Fifelski	6,252	(3)	*
Stephanie L. Leonardos	400		*
All current executive officers and directors as a group (consisting of 9 persons)	27,032	(4)	1.00%

* Less than one percent

(1)	Includes 2,662 shares subject to stock options exercisable within 60 days.
(2)	Includes 2,715 shares subject to stock options exercisable within 60 days.
(3)	Includes 1,331 shares subject to stock options exercisable within 60 days.
(4)	Includes 8,039 shares with respect to which executive officers and directors have the right to acquire beneficial ownership within 60 days.

Changes in Control

                On January 7, 2010, Chemical and the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Chemical (the "Merger").  Following the Merger, Byron Bank, the wholly owned subsidiary of the Company, will be consolidated with and into Chemical Bank, a wholly owned subsidiary of Chemical.  Under the terms of the Merger Agreement, included as Exhibit 2.1 to our Annual Report on Form 10-K, filed on February 12, 2010, as of the effective time of the Merger shareholders of the Company will receive 1.306 shares of Chemical stock for each share of common stock they own, subject to adjustments under certain specified situations.  Please see "Recent Development – Proposed Merger with Chemical Financial Corporation," contained in our annual report on Form 10-K for a more detailed description of the Merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

Certain directors and officers of the Corporation have had and are expected to have in the future, transactions with the subsidiaries of the Corporation, or have been directors or officers of corporations, or members of partnerships, which have had and are expected to have in the future, transactions with the subsidiaries of the Corporation.  All such transactions with officers and directors, either directly or indirectly, have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and these transactions do not involve more than the normal risk of collection or present other unfavorable features.  All such future transactions, including transactions with principal shareholders and other Corporation affiliates, will be made in the ordinary course of business, on terms no less favorable to the Corporation than with other customers, and will be subject to approval by a majority of the Corporation's independent, outside, disinterested directors.

Each of the Corporation's directors, other than Patrick Gill, are independent under Nasdaq listing standards.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RELATIONSHIP WITH INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Plante & Moran, PLLC, independent certified public accountants, have audited the financial statements of the Corporation for the year ended December 31, 2009.  The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2009 and December 31, 2008, by our principal auditing firm, Plante & Moran, PLLC:

	Fees of Independent Accountants

	2009	2008
Audit Fees	$123,500	$118,000
Audit-related Fees	9,000	10,550
Tax Fees	11,245	9,500
All Other Fees	19,100	0

                The amounts shown for "Audit-related Fees" were for services related to the audit of benefits plans in both 2009 and 2008.  The amounts shown for "Tax Fees" were for corporate tax compliance, tax advice and tax planning services.  The amount shown for "All Other Fees" in 2009 was for the assistance with loan review, non-compete agreements and tax credits.  The Audit Committee pre-approved all services provided by the independent accountants during 2009.

                The Audit Committee has considered whether the provision of these services is compatible with maintaining our principal auditors' independence.  Following the adoption of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, our independent auditors are proscribed from offering certain services to us. None of those proscribed services were provided to us in 2008 or 2009.  None of the hours expended on Plante & Moran, PLLC's engagement to audit the Corporation's consolidated financial statements for the year ended December 31, 2009, were attributed to work performed by persons other than Plante & Moran, PLLC's full-time, permanent employees.

                The Charter of the Audit Committee provides that the Audit Committee will administer the Corporation's policy regarding the approval of audit and non-audit services.  Under that policy, the Audit Committee must pre‑approve all engagements of the Corporation's independent auditors.  Before the end of the first quarter of each year, the independent auditors retention to audit the Corporation's financial statements, including the associated fee, is approved by the Audit Committee.  At the same time, the Audit Committee will evaluate other known potential engagements of the independent auditors, including the scope of the work proposed to be performed and the proposed fees and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditors' independence from management.  At each subsequent meeting of the Audit Committee, the Audit Committee will receive updates on the services actually provided by the independent auditors and management may present additional services for approval.  The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that the need arises for pre-approval between Audit Committee meetings.  This might occur, for example, if the Corporation was proposing to execute a financing on an accelerated timetable.  If the Chairperson so approves any such engagements, he or she is required to report that approval to the full Audit Committee at the next Audit Committee meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K/A filing:

Exhibit Number

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 1, 2010.

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

Signature	Date

/s/ Robert F. Dentzman*	April 1, 2010
Robert F. Dentzman

/s/ Norman J. Fifelski*	April 1, 2010
Norman J. Fifelski

/s/ Patrick K. Gill	April 1, 2010
Patrick K. Gill

/s/ Stephanie L. Leonardos*	April 1, 2010
Stephanie L. Leonardos

/s/ James B. Meyer*	April 1, 2010
James B. Meyer

/s/ Grace O. Shearer*	April 1, 2010
Grace O. Shearer

/s/ David G. Van Solkema*	April 1, 2010
David G. Van Solkema

* Signed by Patrick K. Gill as Attorney-In-Fact

/s/ Patrick K. Gill	April 1, 2010
Patrick K. Gill, Attorney-In-Fact